Form 10-Q
period 1994-02-20
VICORP RESTAURANTS INC
filed 1994-03-31
CIK 703799

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 20, 1994


                               OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from


Commission file number 0-12343


                            VICORP Restaurants, Inc.

           (Exact name of registrant as specified in its charter)

                 COLORADO                               84-0511072

     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                 400 West 48th Avenue  Denver, Colorado,  80216

                   (Address of principal executive offices)
                                  (Zip Code)

                                (303) 296-2121

              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The registrant had 9,616,563 shares of its $.05 par value Common Stock outstanding as of March 28, 1994.




                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                 February 20,         October 31,
                                    1994                1993
                                 ____________        ___________
                                  (unaudited)
ASSETS

Current assets
  Cash                             $    5,868        $    5,288
  Receivables                           4,104             4,326
  Inventories                           7,056            10,873
  Deferred income taxes                 8,059             8,059
  Prepaid expenses and other            3,065             3,110
                                   __________        __________
    Total current assets               28,152            31,656
                                   __________        __________

Property and equipment, net           179,867           177,720

Deferred income taxes                  24,369            26,077

Long-term receivables (Note 4)          7,822             7,150

Other assets                           11,876            11,428
                                   __________        __________

Total assets                       $  252,086        $  254,031
                                   ==========        ==========


The accompanying notes are an integral part of the financial statements.







VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                        February 20,      October 31,
                                           1994             1993
                                        ___________       __________
                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt
    and capitalized lease obligations     $    1,708      $    1,738
  Accounts payable, trade                     14,384          20,669
  Accrued compensation                         5,774           6,229
  Accrued taxes                                9,009           9,212
  Accrued insurance                            6,687           6,830
  Other accrued expenses                       3,400           5,566
                                          __________      __________
    Total current liabilities                 40,962          50,244
                                          __________      __________

Long-term debt (Note 2)                       31,323          23,643
Capitalized lease obligations                 15,440          16,365
Non-current accrued insurance                  8,362           8,433
Other non-current liabilities and credits      6,916           7,028

Commitments and contingencies

Shareholders' equity (Note 3)
  Series A Junior Participating Preferred
    Stock, $.10 par value, 200,000 shares
    authorized, no shares issued                  --              --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 10,433,751 shares
    issued                                       522             522
  Paid-in capital                            108,864         108,864
  Retained earnings                           53,104          49,484
  Treasury stock, at cost (677,188 and
    522,188 common shares)                   (13,407)        (10,552)
                                          __________      __________

    Total shareholders' equity               149,083         148,318
                                          __________      __________

Total liabilities and shareholders'
    equity                                $  252,086      $  254,031
                                          ==========      ==========


The accompanying notes are an integral part of the financial statements.



  VICORP Restaurants, Inc.
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)


                                     Sixteen weeks ended
                                _____________________________
                                February 20,      February 14,
                                    1994               1993
                                ___________       ___________
                                         (unaudited)

  Revenues
   Restaurant operations          $ 129,959         $ 129,537
   Franchise operations                 734               823
                                  _________         _________
                                    130,693           130,360
                                  _________         _________
  Costs and expenses
   Restaurant operations
     Food                            39,178            38,164
     Labor                           39,959            38,480
     Other operating                 37,260            35,709
   General and administrative         7,473             8,050
   Interest                           1,204             1,129
   Other (income) expense, net         (172)             (142)
                                  _________         _________
                                    124,902           121,390
                                  _________         _________

  Income before income taxes          5,791             8,970
  Provision for income taxes          2,171             3,543
                                  _________         _________
  Net income                      $   3,620         $   5,427
                                  =========         =========

  Earnings per common and dilutive
   common equivalent share
    Net income                    $     .36         $     .52
                                  =========         =========

Weighted average common shares
  and dilutive common share
  equivalents                        10,049            10,417
                                  =========         =========


  The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                   Sixteen weeks ended
                                             ______________________________
                                             February 20,       February 14,
                                                1994               1993
                                             ___________        ___________
                                                      (unaudited)
OPERATIONS
Net income                                   $   3,620          $   5,427
Reconcilation to cash provided by operations
  Depreciation and amortization                  7,838              6,844
  Deferred income tax provision                  1,708              1,419
  Loss on disposition of assets                    508                460
  Other, net                                       (65)             1,602
                                             _________          _________
                                                13,609             15,752
  Change in assets and liabilities
    Trade receivables                              (62)               637
    Inventories                                  3,817              1,098
    Accounts payable, trade                     (6,285)            (2,840)
    Other current assets and liabilities        (3,293)            (3,132)
    Non-current accrued insurance                  (70)               606
                                             _________          _________
       Cash provided by operations               7,716             12,121
                                             _________          _________

INVESTING ACTIVITIES
Purchase of property and equipment             (10,319)           (12,391)
Purchase of other assets                          (376)              (305)
Disposition of property                           (384)               228
Additions to long-term receivables              (1,088)                --
Collection of non-trade receivables                674                198
                                             _________          _________
        Cash used for investing activities     (11,493)           (12,270)
                                             _________          _________

FINANCING ACTIVITIES
Issuance of debt                                 7,750              4,250
Payment of debt and capitalized lease
 obligations                                      (574)            (1,971)
Purchase of treasury shares                     (2,855)            (1,409)
Other, net                                          36                 68
                                             _________          _________
        Cash provided by financing activities    4,357                938
                                             _________          _________
Increase in cash                                   580                789
Cash at beginning of period                      5,288              4,840
                                             _________          _________
Cash at end of period                        $   5,868          $   5,629
                                             =========          =========

SUPPLEMENTAL INFORMATION
Cash paid during the period for
    Interest (net of amount capitalized)     $   1,127          $   1,104
    Income taxes                                   560                862


The accompanying notes are an integral part of the financial statements.






VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
_________________________________________


1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1993. The unaudited financial statements for the sixteen weeks ended February 20, 1994 and February 14, 1993 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of February 20, 1994, the Company had $31,000,000 of borrowings and $11,995,000 of letters of credit placed under its bank credit facility. Incremental net borrowing of $7,750,000 were incurred during the first quarter of 1994.

3. During the first quarter of 1994, the Company purchased 155,000 shares of its common stock for $2,855,000 pursuant to authorization from its Board of Directors. On March 28, 1994, subsequent to the end of the first quarter, an additional 140,000 shares of the Company's common stock was purchased for $2,240,000. At March 28, 1994, authorization to purchase an additional 155,000 common shares was available.

4. The Company's insurance carriers are disputing the extent of coverage in regard to a $6,500,000 lawsuit settlement made in June of 1992. The Company has undertaken legal action against the carriers to recover actual and exemplary damages, costs and attorneys' fees.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
_____________________


The Company's quarterly financial information is subject to seasonal fluctuation. Also, the quarterly periods ended February 20, 1994 and February 14, 1993 were comprised of sixteen weeks each, while the remainder of the Company's quarterly periods are comprised of twelve weeks each, except for the fourth quarter of 1993 which was thirteen weeks. As a result, the financial information for the periods presented is not indicative of results that may be achieved on an annual basis.


RESTAURANT OPERATIONS

The following table sets forth certain operating information for the Company's primary restaurant groups. It does not include the results of operations of certain other restaurants not within the primary groups.

                                Sixteen weeks ended
                       _____________________________________
                       February 20,              February 14,
                           1994                      1993
                       ___________               ___________

BAKERS SQUARE
 Midwest
  Restaurant sales    $  50,597,000             $  48,419,000
  Operating margin             13.3%                     18.0%

 California
  Restaurant sales    $  33,169,000             $  34,877,000
  Operating margin              6.2%                      9.9%

VILLAGE INN
 West
  Restaurant sales    $  36,804,000             $  37,076,000
  Operating margin             12.2%                     12.2%

 Florida
  Restaurant sales    $   8,584,000             $   8,143,000
  Operating margin              4.8%                      6.8%

COMBINED
  Restaurant sales    $ 129,154,000             $ 128,515,000
  Operating margin             10.6%                     13.4%

Overall restaurant sales increased slightly during the first quarter of 1994 compared to the first quarter of 1993. Sales increased due to the net addition of eleven restaurants since the first quarter of 1993; however, comparable restaurant sales decreased 5.5%. Severe winter weather in the Midwest and the earthquake and rains in California which occurred in the first quarter of 1994 adversely affected the sales comparison. Customer counts were down in the first quarter of 1994 prior to the occurrence of the external phenomena and management believes the trend continued even after discounting the impact of the severe weather and earthquake. The Company has made certain senior management changes and has instituted certain programs it believes will be instrumental in reversing the trend of decreased customer counts.

Restaurant operating income decreased both in total and as a percent of sales. Rising food costs and the effects of lower comparable sales on labor and fixed costs were principally responsible for the lower restaurant operating income. Partially offsetting this was incremental profits from operating new restaurants and reduced insurance expense.


OTHER REVENUES AND EXPENSE

General and administrative expense decreased largely as the result of lower insurance expense and incentive compensation.

The effective income tax rate used for financial reporting purposes was 37.5% in the first quarter of 1994 compared with 39.5% for the same period last year.
The 1994 rate was lower due primarily to the FICA tipped income tax credit which took effect January 1, 1994. This credit more than offset the effect of an increase in the top federal rate from 34% to 35% resulting from the Omnibus Budget Reconciliation Act of 1993 enacted in August of 1993.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the decrease in net income and changes in working capital elements resulting from the timing and amount of certain short-term obligations, cash provided by operations decreased 36.3% from 1993. Absent changes in working capital elements, operating cash flow decreased 13.6% from 1993 levels.

As of February 20, 1994, $31,000,000 was outstanding under the Company's bank credit facility and approximately $32,000,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. Incremental net borrowings of $7,750,000 were incurred during the quarter to supplement cash flow from operations.

In the first quarter of 1994, the Company purchased 155,000 shares of its common stock for $2,855,000 under authorization granted by its Board. On March 28, 1994, subsequent to the end of the first quarter, an additional 140,000 shares of the Company's common stock was purchased for $2,240,000. Authorization for the purchase of an additional 155,000 shares remains available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $22,000,000 are expected during the remainder of the fiscal year. This level of spending reflects a planned slowdown of the Company's expansion program from previously indicated levels. Cash provided by operations and the unused portion of the Company's bank credit facility are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.



                                 PART II


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

          (15)  Letter regarding unaudited interim financial information






                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



    To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:


    We have made a review of the accompanying condensed consolidated balance sheet of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of February 20, 1994, and the related condensed consolidated statements of operations and cash flows for the sixteen week period then ended. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certain Public Accountants. A review of interim financial information consists primarily of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of VICORP Restaurants, Inc. as of October 31, 1993 (not presented herein) and, in our report dated December 9, 1993, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                            ARTHUR ANDERSEN & CO

               Denver, Colorado,
                March 14, 1994





                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.






                          VICORP Restaurants, Inc.
                          ________________________
                               (Registrant)




March 30, 1994               By: /s/ Robert S. Benson
                                 ____________________________
                                  Robert S. Benson, President




March 30, 1994               By: /s/ Dennis L. Kuper
                                __________________________________
                                  Dennis L. Kuper, Executive Vice
                                    President of Finance