Form 10-K/A
period 1993-10-31
VICORP RESTAURANTS INC
filed 1994-04-20
CIK 703799

UNITED STATES
                         SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                            AMENDMENT TO ANNUAL REPORT
                 Pursuant to Section 13 or 15(d) of THE SECURITIES
                              EXCHANGE ACT OF 1934



                               VICORP RESTAURANTS, INC.
                             ____________________________

                 (Exact name of registrant as specified in charter)



                                 AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1993 on Form 10-K as set forth in the pages attached hereto:

        Exhibit 23 is hereby added, which exhibit adds the Consent of Independent Public Accountants relating to the registrant's employees' profit sharing plan.

        Exhibit 99 is hereby added, which exhibit contains the financial statements of the registrant's employees' profit sharing plan.


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VICORP Restaurants, Inc.
                                   (Registrant)


                                   By   Dennis L. Kuper, Executive
                                        Vice President/Finance



Date:  April 20, 1994
Commission File Number 0-12343