Form 10-Q
period 1994-05-15
VICORP RESTAURANTS INC
filed 1994-06-22
CIK 703799

UNITED STATES
                                     SECURITIES & EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                 FORM 10-Q

(Mark One)
 [  X  ]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 15, 1994

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

Yes  X       No

The registrant had 9,513,813 shares of its $.05 par value Common Stock outstanding as of June 21, 1994.



                                      PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                      May 15,                     October 31,
                                       1994                         1993
                                   ____________                  ____________
                                    (unaudited)
ASSETS

Current assets
   Cash                            $      5,200                  $      5,288
   Receivables                            3,182                         4,326
   Inventories                            8,061                        10,873
   Deferred income taxes                  6,700                         8,059
   Prepaid expenses and other             3,237                         3,110
                                   ____________                  ____________
     Total current assets                26,380                        31,656
                                   ____________                  ____________

Property and equipment, net             177,296                       177,720

Deferred income taxes                    24,582                        26,077

Long-term receivables (Note 4)            7,721                         7,150

Other assets                             11,426                        11,428
                                   ____________                  ____________

Total assets                       $    247,405                  $    254,031
                                   ============                  ============


The accompanying notes are an integral part of the financial statements.







VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                       May 15,       October 31,
                                                        1994           1993
                                                    ____________   ____________
                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt and
     capitalized lease obligations                  $      1,671   $      1,738
   Accounts payable, trade                                13,832         20,669
   Accrued compensation                                    6,149          6,229
   Accrued taxes                                          10,466          9,212
   Accrued insurance                                       6,989          6,830
   Other accrued expenses                                  3,778          5,566
                                                    ____________   ____________

     Total current liabilities                            42,885         50,244
                                                    ____________   ____________

Long-term debt (Note 2)                                   25,323         23,643
Capitalized lease obligations                             15,063         16,365
Non-current accrued insurance                              8,052          8,433
Other non-current liabilities and credits                  6,812          7,028

Commitments and contingencies (Note 4)

Shareholders' equity (Note 3)
   Series A Junior Participating Preferred
     Stock, $.10 par value, 200,000 shares
     authorized, no shares issued                             --             --
   Common stock, $.05 par value, 20,000,000
     shares authorized, 10,433,751 shares issued             522            522
   Paid-in capital                                       108,864        108,864
   Retained earnings                                      55,531         49,484
   Treasury stock, at cost (817,188 and 522,188
     common shares)                                      (15,647)       (10,552)
                                                    ____________   ____________
     Total shareholders' equity                          149,270        148,318
                                                    ____________   ____________
Total liabilities and shareholders' equity          $    247,405   $    254,031
                                                    ============   ============

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                            Twelve                     Twenty-eight
                                          weeks ended                  weeks ended
                                  __________________________      __________________________
                                     May 15,       May 9,           May 15,         May 9,
                                      1994          1993             1994            1993
                                  ____________  ____________      ____________  ____________
                                                          (unaudited)


     Revenues
      Restaurant operations       $     96,280  $     98,980      $    226,239  $    228,517
      Franchise operations                 702           601             1,436         1,424
                                  ____________  ____________      ____________  ____________
                                        96,982        99,581           227,675       229,941
                                  ____________  ____________      ____________  ____________

     Costs and expenses
      Restaurant operations
        Food                            28,240        29,210            67,418        67,374
        Labor                           29,763        29,216            69,722        67,696
        Other operating                 28,259        27,478            65,519        63,187
      General and administrative         6,025         5,318            13,498        13,368
      Interest                             919           928             2,123         2,057
      Other (income) expense, net         (107)         (216)             (279)         (358)
                                  ____________  ____________      ____________  ____________
                                        93,099        91,934           218,001       213,324
                                  ____________  ____________      ____________  ____________
     Income before income taxes          3,883         7,647             9,674        16,617
     Provision for income taxes          1,456         3,021             3,627         6,564
                                  ____________  ____________      ____________  ____________
     Net income                   $      2,427  $      4,626      $      6,047  $     10,053
                                  ============  ============      ============  ============

      Earnings per common and
       dilutive common
       equivalent share           $        .25  $        .45      $        .61  $        .97
                                  ============  ============      ============  ============

      Weighted average common
       shares and dilutive
       common share equivalents          9,833        10,376             9,951        10,393
                                  ============  ============      ============  ============




The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                 Twenty-eight weeks ended
                                              ____________________________
                                                 May 15,         May 9,
                                                   1994           1993
                                              ____________    ____________
                                                       (unaudited)

OPERATIONS
Net income                                    $      6,047    $     10,053
Reconcilation to cash provided by operations
   Depreciation and amortization                    13,877          12,367
   Deferred income tax provision                     2,854           3,781
   Loss on disposition of assets                       942             861
   Other, net                                         (153)          1,550
                                              ____________    ____________
                                                    23,567          28,612

   Change in assets and liabilities
     Trade receivables                                 835             688
     Inventories                                     2,812            (129)
     Accounts payable, trade                        (6,837)         (4,465)
     Other current assets and liabilities             (955)         (1,446)
     Non-current accrued insurance                    (381)          1,217
                                              ____________    ____________
         Cash provided by operations                19,041          24,477
                                              ____________    ____________

INVESTING ACTIVITIES
Purchase of property and equipment                 (14,678)        (20,240)
Purchase of other assets                              (409)           (412)
Disposition of property                                315            (120)
Additions to long-term receivables                  (1,088)             --
Collection of non-trade receivables                    839             337
                                              ____________    ____________
         Cash used for investing activities        (15,021)        (20,435)
                                              ____________    ____________
FINANCING ACTIVITIES
Issuance of debt                                     7,750           4,250
Payment of debt and capitalized lease
 obligations                                        (6,956)         (4,856)
Purchase of treasury shares                         (5,095)         (2,529)
Other, net                                             193             219
                                              ____________    ____________
         Cash used for financing activities         (4,108)         (2,916)
                                              ____________    ____________

Increase (decrease) in cash                            (88)          1,126
Cash at beginning of period                          5,288           4,840
                                              ____________    ____________
Cash at end of period                         $      5,200    $      5,966
                                              ============    ============
SUPPLEMENTAL INFORMATION
Cash paid during the period for
     Interest (net of amount capitalized)     $      2,123    $      2,062
     Income taxes                                    1,098           1,304



The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
_________________________________________


1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1993. The unaudited financial statements for the twelve and twenty-eight weeks ended May 15, 1994 and May 9, 1993 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of May 15, 1994, the Company had $25,000,000 of borrowings and $13,035,000 of letters of credit placed under its bank credit facility. Incremental net borrowings of $1,750,000 were incurred during the first half of 1994.

3. During the first two quarters of 1994, the Company purchased 295,000 shares of its common stock for $5,095,000 pursuant to authorization from its Board of Directors. Subsequent to the end of the second quarter, an additional 107,600 shares of the Company's common stock was purchased for $1,529,000. At June 21, 1994, authorization to purchase an additional 47,400 common shares was available.

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

                                           Twelve weeks ended                            Twenty-eight weeks ended
            	                      __________________________________               __________________________________
                                      May 15,               May 9,                     May 15,               May 9,
                                       1994                  1993                       1994                  1993
                                   ____________          ____________               ____________          ____________

    BAKERS SQUARE
     Midwest
       Restaurant sales            $ 37,763,000          $ 38,395,000               $ 88,360,000          $ 86,814,000
       Operating margin                    13.0%                 17.5%                      13.2%                 17.7%

     California
       Restaurant sales            $ 23,259,000          $ 25,532,000               $ 56,428,000          $ 60,409,000
       Operating margin                     5.4%                  7.6%                       5.8%                  9.0%

    VILLAGE INN
     West
       Restaurant sales            $ 28,104,000          $ 27,953,000               $ 64,908,000          $ 65,029,000
       Operating margin                    13.3%                 13.9%                      12.7%                 12.9%

     Florida
       Restaurant sales            $  6,428,000          $  6,318,000               $ 15,012,000          $ 14,461,000
       Operating margin                     2.8%                  9.1%                       4.0%                  7.8%

    COMBINED
       Restaurant sales            $ 95,554,000          $ 98,198,000               $224,708,000          $226,713,000
       Operating margin                    10.5%                 13.4%                      10.6%                 13.4%


Overall restaurant sales decreased 2.7% for the second quarter and .9% for the fiscal first half of 1994 in comparison to the same prior year periods.
The decreases occurred despite the net addition of eight restaurants since the second quarter of 1993 and the full period inclusion in 1994 of nine restaurants opened in the fiscal first half of 1993. Comparable restaurant sales decreased 6.5% and 6.0% in the quarter and fiscal first half, respectively, with the decreases primarily concentrated in the Bakers Square groups. Severe cold weather in the Midwest and the earthquake and rains in California in 1994's first half affected the sales comparison. Differences in the timing and weights of media advertising were partially responsible for the weaker second quarter sales.

The Company has made certain senior management changes and is instituting certain Bakers Square repositioning programs it believes will be instrumental in reversing the trend of decreased customer counts, although the tangible benefits of the programs may take some time to develop.

Restaurant operating income decreased both in total and as a percentage of sales. The effect of lower comparable sales on labor and fixed costs was principally responsible for the lower restaurant operating income. Partially offsetting this was incremental profits from operating new restaurants and reduced insurance expense.


OTHER REVENUES AND EXPENSE

General and administrative expense increased in the second quarter in comparison to last year due primarily to insurance litigation related costs and certain reversals in 1993 of previously provided incentive expenses due to deteriorating performance against expectations.

The effective income tax rate used for financial reporting purposes was 37.5% in 1994 compared with 39.5% for the same periods last year. The 1994 rate was lower due primarily to the FICA tipped income tax credit which took effect January 1, 1994. This credit more than offset the effect of an increase in the top federal rate from 34% to 35% resulting from the Omnibus Budget Reconciliation Act of 1993 enacted in August of 1993.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the decrease in net income and changes in working capital elements resulting from the timing and amount of certain short-term obligations, cash provided by operations decreased 22.2% from 1993. Absent changes in working capital elements, operating cash flow decreased 17.6% from 1993 levels.

As of May 15, 1994, $25,000,000 was outstanding under the Company's bank credit facility and approximately $37,000,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. Incremental net borrowings of $1,750,000 under this line were incurred during the first half of 1994.

Through the first two quarters of 1994, the Company purchased 295,000 shares of its common stock for $5,095,000 under authorization granted by its Board. Subsequent to the end of the second quarter, an additional 107,600 shares of the Company's common stock was purchased for $1,529,000. Authorization for the purchase of an additional 47,400 shares remains available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $15,000,000 are expected during the remainder of the fiscal year. Cash provided by operations and the unused portion of the Company's bank credit facility are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.


                                  PART II


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    On April 12, 1994, the Registrant held its Annual Meeting of Shareholders. At that meeting, two proposals were submitted to the shareholders for approval, one related to the election of directors and the other concerned ratification of the appointment of the Company's independent auditors for VICORP's 1994 fiscal year.

    Each of the nominees for directors were elected based upon the following vote:


       Director            For         Against       Abstain    Broker Non-Votes
____________________  ____________   __________   ___________  _________________

Carole Lewis Anderson    7,591,735      44,933          --             --

Robert S. Benson         7,548,465      88,203          --             --

Bruce B. Brundage        7,591,167      45,501          --             --

Charles R. Frederickson  7,548,465      88,203          --             --

John C. Hoyt             7,590,966      45,702          --             --

Robert C. Marto          7,591,735      44,933          --             --

Dudley C. Mecum          7,591,735      44,933          --             --

Dennis B. Robertson      7,591,735      44,933          --             --

Arthur Zankel            7,548,466      88,202          --             --


    The selection of Arthur Andersen & Co. to serve as the Company's independent accountants for fiscal 1994 was ratified. The vote was 7,508,470 for; 116,896 against; 9,522 abstained; and 1,780,000 broker non-votes.


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

     (15) Letter regarding unaudited interim financial information


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of VICORP Restaurants, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of May 15, 1994, and the related condensed consolidated statements of operations for the twelve and twenty-eight week periods ended May 15, 1994 and May 9, 1993, and the related condensed consolidated statements of cash flows for the twenty-eight week periods ended May 15, 1994 and May 9, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 31, 1993 (not presented herein) and, in our report dated December 9, 1993, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                       ARTHUR ANDERSEN & CO

           Denver, Colorado,
            June 7, 1994




                                     SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             VICORP Restaurants, Inc.
                             ________________________
                                  (Registrant)



June 22, 1994
                      Robert S. Benson, President


June 22, 1994
                      Dennis L. Kuper, Executive Vice
                      President of Finance