Form 10-Q
period 1994-08-07
VICORP RESTAURANTS INC
filed 1994-09-16
CIK 703799

UNITED STATES
                          SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   August 7, 1994

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

       (State or other jurisdiction of                  (I.R.S.Employer
        incorporation or organization)                  Identification No.)


                   400 West 48th Avenue, Denver, Colorado 80216
                      (Address of principal executive offices)
                                       (Zip Code)


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

Yes   X       No

The registrant had 9,548,326 shares of its $.05 par value Common Stock outstanding as of September 13, 1994.



                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               August 7,  October 31,
                                                 1994          1993
                                             __________   __________
                                             (unaudited)
ASSETS

Current assets
  Cash                                       $    6,503   $    5,288
  Receivables                                     2,835        4,326
  Inventories                                     8,149       10,873
  Deferred income taxes                           6,700        8,059
  Prepaid expenses and other                      3,461        3,110
                                             __________   __________
  Total current assets                           27,648       31,656
                                             __________   __________

Property and equipment, net of accumulated
 depreciation of $ 118,942 and $ 105,714        175,752      177,720

Deferred income taxes                            23,867       26,077

Long-term receivables (Note 4)                    7,613        7,150

Other assets                                     11,346       11,428
                                             __________   __________

Total assets                                 $  246,226   $  254,031
                                             ==========   ==========


The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                              August 7,   October 31,
                                                 1994         1993
                                             __________   __________
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and
     capitalized lease obligations            $   1,650    $   1,738
  Accounts payable, trade                        13,667       20,669
  Accrued compensation                            7,339        6,229
  Accrued taxes                                  11,291        9,212
  Accrued insurance                               5,854        6,830
  Other accrued expenses                          4,127        5,566
                                              _________    _________
  Total current liabilities                      43,928       50,244
                                              _________    _________

Long-term debt (Note 2)                          22,823       23,643
Capitalized lease obligations                    14,706       16,365
Non-current accrued insurance                     8,690        8,433
Other non-current liabilities and credits         6,647        7,028

Commitments and contingencies (Note 4)

Shareholders' equity (Note 3)
  Series A Junior Participating Preferred
    Stock, $.10 par value, 200,000 shares
     authorized, no shares issued                   ---          ---

  Common stock, $.05 par value, 20,000,000
    shares authorized, 10,450,364 and
    10,433,751 shares issued                        523          522

  Paid-in capital                               109,040      108,864
  Retained earnings                              57,046       49,484
  Treasury stock, at cost (924,938 and
   522,188 common shares)                       (17,177)     (10,552)
                                             __________   __________
 Total shareholders' equity                     149,432      148,318
                                             __________   __________
Total liabilities and shareholders' equity   $  246,226   $  254,031
                                             ==========   ==========

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                     Twelve                     Forty
                                  weeks ended                weeks ended
                             _______________________     ______________________
                             August  7,   August  1,     August  7,   August 1,
                               1994         1993           1994         1993
                             __________  ___________     __________   _________
                                                  (unaudited)

  Revenues
     Restaurant  operations  $   92,827   $   96,190     $  319,066   $ 324,707
     Franchise  operations          690          645          2,126       2,069
                             __________   __________     __________   _________
     Total revenues              93,517       96,835        321,192     326,776
                             __________   __________     __________   _________
  Costs and expenses
    Restaurant operations
      Food                       27,274       29,215         94,692      96,589
      Labor                      29,129       28,810         98,851      96,506
      Other operating            27,931       27,315         93,450      90,502
    General and administrative    6,262        5,316         19,760      18,684
    Interest                        817          926          2,940       2,983
    Other (income) expense, net    (321)        (109)          (600)       (467)
                             __________   __________      _________   _________
    Total costs and expenses     91,092       91,473        309,093     304,797
                             __________   __________      _________   _________
  Income before income
   tax expense                    2,425        5,362         12,099      21,979
  Income tax expense                910        2,118          4,537       8,682
                             __________   __________      _________   _________

  Net income                 $    1,515   $    3,244      $   7,562   $  13,297
                             ==========   ==========      =========   =========

  Earnings per common and
   dilutive common
   equivalent share          $      .16   $      .32      $     .77   $    1.29
                             ==========   ==========      =========   =========

  Weighted average common
   shares and dilutive
   common share equivalents       9,687       10,254          9,869      10,347
                             ==========   ==========      =========   =========

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    Forty weeks ended
                                                 _______________________
                                                 August 7,     August 1,
                                                   1994          1993
                                                 _________     _________
                                                       (unaudited)
OPERATIONS
Net income                                       $   7,562     $  13,297
Reconciliation to cash provided by operations
  Depreciation and amortization                     19,982        18,064
  Deferred income tax provision                      3,569         5,384
  Loss on disposition of assets                      1,359         1,091
  Other, net                                          (290)        1,595
                                                 _________     _________
                                                    32,182        39,431

  Change in assets and liabilities
    Trade receivables                                  918           487
    Inventories                                      2,724         1,014
    Accounts payable, trade                         (7,002)       (2,932)
    Other current assets and liabilities                49        (3,157)
    Non-current accrued insurance                      257         1,277
                                                 _________     _________
        Cash provided by operations                 29,128        36,120
                                                 _________     _________

INVESTING ACTIVITIES
Purchase of property and equipment                 (19,186)      (25,695)
Purchase of other assets                              (534)         (530)
Disposition of property                                 (9)         (333)
Additions to long-term receivables                  (1,088)          ---
Collections of non-trade receivables                 1,239           449
                                                 _________     _________
    Cash used for investing activities             (19,578)      (26,109)
                                                 _________     _________

FINANCING ACTIVITIES
Issuance of debt                                     7,750         5,000
Payment of debt and capitalized lease
 obligations                                        (9,834)       (8,217)
Purchase of treasury shares                         (6,625)       (4,543)
Other, net                                             374           347
                                                 _________     _________
    Cash used for financing activities              (8,335)       (7,413)
                                                 _________     _________

Increase in cash                                     1,215         2,598
Cash at beginning of period                          5,288         4,840
                                                 _________     _________

Cash at end of period                            $   6,503     $   7,438
                                                 =========     =========

SUPPLEMENTAL INFORMATION
Cash paid during the period for
    Interest (net of amount capitalized)         $   2,962     $   2,907
    Income taxes                                     1,126         1,942

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1993. The unaudited financial statements for the twelve and forty weeks ended August 7, 1994 and August 1, 1993 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2.    As of August 7, 1994, the Company had $ 22,500,000 of borrowings and
      $ 13,500,000 of letters of credit placed under its bank credit facility.

3. During the first three quarters of 1994, the Company purchased 402,600 shares of its common stock for $6,625,000 pursuant to authorization from its Board of Directors. On June 24, 1994, the Board authorized acquisition of an additional 500,000 common shares and at September 12, 1994 authorization to purchase an additional 547,400 common shares was available.

4. The Company's insurance carriers are disputing the extent of coverage in regard to a $6,500,000 lawsuit settlement made in June 1992. The
      Company has undertaken legal action against the carriers to recover actual and exemplary damages, costs and attorneys' fees.




 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the quarterly periods ended February 20, 1994 and February 14, 1993 were comprised of sixteen weeks each, while the remainder of the Company's quarterly periods are comprised of twelve weeks, except for the fourth quarter of 1993 which was thirteen weeks. As a result, the financial information for the periods presented is not indicative of results that may be achieved on an annual basis.

RESTAURANT OPERATIONS

The following table sets forth certain operating information for the Company's primary restaurant groups. It does not include the results of operations of certain other restaurants not within the primary groups.



                          Twelve weeks ended             Forty weeks ended
                       ________________________       ________________________
                        August 7,     August 1,        August 7,     August 1,
                          1994          1993             1994          1993
                      _____________ ______________  ____________  _____________

BAKERS SQUARE
 Midwest
     Restaurant sales $  36,295,000  $ 37,514,000   $ 124,655,000 $ 124,328,000
     Operating margin          11.9%         15.4%           12.8%         17.0%

 California
     Restaurant sales $  22,190,000  $ 24,785,000   $  78,618,000 $  85,194,000
     Operating margin           5.8%          4.7%            5.8%          7.7%

VILLAGE INN
  West
     Restaurant sales $  27,444,000  $ 27,887,000   $  92,352,000 $  92,916,000
     Operating margin          11.5%         14.8%           12.3%         13.5%

   Florida
     Restaurant sales $   5,279,000  $  5,396,000   $  20,291,000 $  19,857,000
     Operating margin          (2.3)%        (1.8)%           2.3%          5.2%

COMBINED
     Restaurant sales $  91,208,000  $ 95,582,000   $ 315,916,000 $ 322,295,000
     Operating margin           9.5%         11.5%           10.3%         12.8%


Overall sales decreased 3.5% for the third quarter and 1.7% for the first three quarters of 1994 in comparison to the same prior year periods. The decreases occurred despite the addition of ten new restaurants since the third quarter of 1993 and the full period inclusion in 1994 of ten restaurants opened during the first forty weeks of 1993. Comparable restaurant sales decreased 7.3% and 6.4% in the quarter and first forty weeks, respectively, reflective of lower customer counts. The decreases were concentrated in the Bakers Square group, which had not effectively responded to competition and changing customer preferences. This led to significant organization changes during 1994 and a program to reposition the concept. The disruptive effects of these changes, coupled with differences in the timing and weights of media advertising, further exacerbated the declines. The changes however, are expected to reverse the negative customer counts and sales trends. The testing of Bakers Square's new "Bake Shop" format commenced late in the third quarter.

Restaurant operating income decreased both in total and as a percentage of sales. The effect of lower comparable sales on labor and fixed costs was principally responsible for the lower restaurant operating income. Partially offsetting this was incremental profits from operating new restaurants, reduced insurance expense and lower marketing costs for Bakers Square.

On June 27, 1994, Robert S. Benson resigned as President of the Company. On August 26, 1994, J. Michael Jenkins agreed to join the Company as President, Co-Chief Executive Officer and a member of the Board of Directors. Mr. Jenkins has over 25 years experience in the restaurant business and most recently served as Chairman of the Board and Chief Executive Officer for El Chico Restaurants, Inc. In addition to an initial annual salary of $350,000, Mr. Jenkins' five-year employment contract with VICORP provides for a sign-up bonus of $1,000,000, annual incentive pay tied to improvement in earnings before interest and taxes, and the option to purchase 300,000 common shares of the Company granted evenly over a five-year period at rising exercise prices and vesting in total in 1999.


OTHER REVENUES AND EXPENSE

General and administrative expense increased in the third quarter and first forty weeks in comparison to last year primarily due to severance expenses, insurance litigation costs and lower capitalization of overhead costs as a result of slowdown in construction activity. General and administrative costs in the Company's 1994 fourth quarter will include the sign-up bonus paid to the new president and additional costs related to the insurance litigation.

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


LIQUIDITY AND CAPITAL RESOURCES

As a result of the decrease in net income, cash provided by operations decreased 19.4% from 1993. Cash from operations was still adequate to fund all capital expenditures, stock repurchases and pay down debt by $ 2,084,000.

As of August 7, 1994, $22,500,000 was outstanding under the Company's bank credit facility and approximately $39,000,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. Net repayments of $750,000 were made under this line during the first forty weeks of 1994.

Through the first three quarters of 1994, the Company purchased 402,600 shares of its common stock for $6,625,000 under authorizations granted by its Board. On June 24, 1994, the Board authorized acquisition of an additional 500,000 common shares and total authorization for the purchase of 547,400 common shares remains available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $8,000,000 are expected during the remainder of the fiscal year. Cash provided by operations and the unused portion of the Company's bank credit facility are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.


                                PART II

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          (15)  Letter regarding unaudited interim financial information.

          (27)  Financial data schedule.




                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of VICORP Restaurants, Inc. :


We have reviewed the accompanying condensed consolidated balance sheet of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of August 7, 1994, and the related condensed consolidated statements of operations for the twelve and forty week periods ended August 7, 1994 and August 1, 1993, and the condensed consolidated statements of cash flows for the forty week periods ended August 7, 1994 and August 1, 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 31, 1993, (not presented herein), and, in our report dated December 9, 1993, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        ARTHUR ANDERSEN  LLP


               Denver, Colorado,
               September 2, 1994.






                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    VICORP Restaurants, Inc.
                    ________________________
                          (Registant)


September 16, 1994    s/s  Charles R. Frederickson
                      Charles R. Frederickson, Chairman of  the Board
                         and Chief Executive Officer



September 16, 1994    s/s   Dennis L. Kuper
                      Dennis  L.  Kuper,  Executive Vice  President  of Finance