Form 10-K
period 1994-10-30
VICORP RESTAURANTS INC
filed 1995-01-25
CIK 703799

                               UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
   [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 1994

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

    Registrant's telephone number, including area code: (303) 296-2121
     Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class

                               Common Stock
                         $.05 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 8,052,111 shares of the registrant's common stock held by non-affiliates on January 17, 1995 was approximately
$ 144,938,000.

At January 17, 1995, there were 9,515,093 shares of the Company's Common Stock $.05 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 1995 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.

                             PART I
ITEM 1. BUSINESS.

VICORP Restaurants, Inc., the registrant, together with its subsidiary, is referred to herein as "VICORP" or the "Company". The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants under the names "Village Inn" and "Bakers Square" and franchises restaurants under the Village Inn name. The Company is also evaluating a third concept, "Angel's Diner and Bakery". At October 30, 1994, VICORP operated 307 restaurants in 14 states, of which 112 were Village Inns, 189 were Bakers Squares and six were Angel's. On that date, there were 107 franchised Village Inn restaurants in 19 states. The Company has a pie manufacturing and food distribution division supporting its restaurants, which operates under the name VICOM. VICOM has six facilities located in those areas where the Company has major concentrations of its restaurants.

During fiscal 1994, six new company-operated restaurants were opened, 10 locations were closed and two locations that previously had been operated by the Company were franchised. Also during fiscal 1994, three new franchise restaurants were opened and two existing franchise restaurants were closed.

Company Operations

In the fourth quarter of 1994, the Company adopted a plan to close and/or dispose of 50 of its restaurants over the next year, of which 18 are Village Inn restaurants and 32 are Bakers Square restaurants. This decision was predicated upon a reevaluation of the Company's business and competitive position in order to identify strategies to re-establish growth and improve profitability and return on investment. The locations identified for disposal were restaurants that had both declining sales and operating cash flows and are in trade areas that are no longer considered appropriate for the Company's existing concepts. The Company recorded a $23.0 million pretax charge in the fourth quarter primarily to reduce the assets of the targeted disposal locations to estimated net realizable value and to accrue for expected carrying costs of closed units and sublease losses.

All of the Company's restaurant concepts serve breakfast, lunch and dinner with a guest check average between $4 and $7. Village Inn is primarily known for its breakfast foods while Bakers Square emphasizes lunch and dinner and features fresh baked pies as signature items, for internal consumption or for carryout.

The Angel's restaurants exhibit a diner motif and feature cakes as signature items. The Company has converted eight of its restaurants to the Angel's concept, including two which opened in early fiscal 1995. The appeal of the Angel's concept stems from the potential to significantly increase sales at marginal locations through increased ambiance, larger food portions and a high level of service, albeit at a higher relative cost structure and conversion costs approximating $500,000 per location. The Company does not plan to further expand the concept unless the existing Angel's can provide attractive returns.

Store management typically consists of a general manager and two associate/assistant managers. This management team has primary responsibility for the efficient and profitable operation of their restaurant and are provided incentives to do so. Additionally, the Company employs area directors who each oversee approximately nine restaurants and work closely with the restaurant general managers in helping them meet the Company's objectives. Each area director in turn reports to a vice-president of operations who is responsible for a specific region of the country within each concept.

The Company believes the principal measure of success for its restaurants is the ability to provide each customer with a satisfying experience. Hiring and retaining the right people, making certain that employees are adequately trained to do their jobs, clearly communicating the specific results expected from each employee and providing relevant feedback of performance are central factors in ensuring customer satisfaction. Training programs are designed to meet these objectives and focus on outcome-based training, emphasizing the acquisition of basic skills and behavior that result in desired performance for specific positions.

Cost effective procurement and distribution of quality products is also critical to providing a satisfying customer experience. The Company makes centralized purchasing decisions for basic menu ingredients to gain favorable prices and ensure uniform quality specifications. It does not anticipate any difficulty in obtaining food products of adequate quantity or quality at acceptable prices.

The Company utilizes advertising where market penetration allows. Expenditures for advertising were 3.7% of company-operated restaurant sales in fiscal 1994. During 1994, Village Inn introduced an extended line of breakfast skillets, new burgers and new dinner entrees, each supported with advertising. Bakers Square advertising in 1994 included support of holiday pie sales and select menu items and introduction and testing of a repositioning to a broadened bakery focus.

New point-of-sale computer systems, designed specifically for VICORP's concepts, were installed in all of the Company's restaurants by the end of fiscal 1994. Also, a new reporting system was completed to provide daily restaurant performance information to each restaurant, as well as field and corporate management. Plans for 1995 include enhancing the existing performance reporting system and developing other systems to free up store management time spent on manual transcription tasks, providing on-line profit and loss reports and developing marketing support systems to facilitate menu analysis and promotional effectiveness.

In November 1994, the Company settled a lawsuit against its directors and officers liability insurance carriers. See Item 3 of Part I, Legal Proceedings.

Franchise Operations

The Village Inn restaurants franchised under the Company's current franchise program generally operate for an initial term of 20 years and require payments to the Company of an initial franchise fee of $30,000, a continuing royalty fee of four percent of the franchisee's revenues and a marketing fee of four-tenths of one percent of such revenues. In addition, franchisees are required to spend an amount equal to 1.6 percent of gross sales on local advertising and promotional activities. In support of its franchising activities, the Company employs field consultants who visit the franchise restaurants regularly to ensure that the franchisees maintain compliance with certain standards of operations and make recommendations for improvements. A Franchise Advisory Board, consisting of seven franchisees who are elected by their peers every two years, meets regularly with Company personnel to discuss facets of operations that affect the Company's franchise community.

The net number of Village Inn franchise restaurants in operation over the last five years has not changed significantly. However, as franchising provides a profitable revenue stream and at the same time leverages the strength of the Village Inn brand into new markets, the Company continues to pursue franchising opportunities with qualified applicants. Four to six new franchise units are expected to open in fiscal 1995.

Management and Administrative Changes

In fiscal 1994, the Company made significant management changes. In August 1994, J. Michael Jenkins, an industry veteran with over 25 years of experience in the restaurant business, joined the Company as President, Co-Chief Executive Officer and a member of the Board of Directors. Also, the Company completed an organizational restructuring, whereby its Bakers Square administrative office in Matteson, Illinois was closed. The functions performed at that office were transferred and combined where possible with similar functions performed at its Denver, Colorado headquarters. In addition, the Company eliminated 27 other administrative positions that were deemed redundant or non-essential to ongoing operations. These actions are intended to streamline coordination of programs and processes, make support functions more responsive to the restaurants' management, and should reduce administrative costs in the future.

Trademarks and Service Marks

The Company has acquired the right to use the marks which it considers important to its business through various federal and state registrations. VICORP has no reason to believe that there are any conflicting rights that might materially impair the use of the Company's marks.

Working Capital Items

The Company is not required to maintain significant levels of working capital because its revenues are primarily derived from cash sales while restaurant inventories are purchased on credit and rapidly converted to cash.

Competition

The restaurant industry is highly competitive and is often affected by changes in taste and eating habits of the public, by local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company competes directly or indirectly with all types of restaurants, from national and regional chains to local establishments. Some of its competitors are corporations much larger than the Company, having at their disposal greater capital resources and greater ability to withstand adverse business trends.

Research and Development

No material amount was spent on Company sponsored research and development activities during the last fiscal year. Additionally, no material amounts were spent by the Company on customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Regulation

The Company is subject to various federal, state and local laws affecting its business. Restaurants generally are required to comply with a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. With respect to the restaurants operated by the Company which serve alcoholic beverages, VICORP is governed by the laws regulating the sale of liquor, wine and beer.

The Company is subject to a substantial number of state laws regulating franchise operations and sales. Those laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee. The Company also must adhere to the Federal Trade Commission regulations governing disclosure requirements in the sale of franchises.

Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime, and other working conditions. Environmental requirements have not had a material effect on the operations of the Company or those of its franchisees.

Employees

At October 30, 1994, the Company employed approximately 14,400 persons.

Executive Officers of the Company

The following sets forth certain data concerning the executive officers of the Company, all of whom are appointed on an annual basis. There is no family relationship between any of the executive officers.

     Name                    Age         Position
    ------                  -----       -----------

Charles R. Frederickson       58         Chairman of the Board and Co-Chief Executive Officer
J. Michael Jenkins            48         Director, President and Co-Chief Executive Officer
James F. Caruso               40         President/Bakers Square
Robert E. Kaltenbach          49         President/Village Inn
Dennis L. Kuper               47         Executive Vice President/Finance

Charles R. Frederickson has been a director of the Company since 1968, and Chairman of the Board since November 1986.

J. Michael Jenkins was appointed President in August 1994. From February 1992 until his appointment with the Company, he served as Chief Executive Officer and Chairman of the Board for El Chico Restaurants, Inc. Mr. Jenkins served as President and Chief Executive Officer of Metromedia Steakhouses, Inc. from May 1989 to February 1992.

James F. Caruso was appointed President/Bakers Square in December 1994. Prior to that time, he served as Executive Vice President in charge of Bakers Square operations, after serving in the same capacity for the Village Inn division since September 1990 when he joined the Company. For the two years preceding his employment with the Company, Mr. Caruso was obtaining his Masters in Economics degree from the University of Missouri where he also served as a graduate teaching assistant.

Robert E. Kaltenbach was appointed President/Village Inn in December 1994 after serving as Vice President/Franchise Operations since July 1988.

Dennis L. Kuper was appointed Executive Vice President/Finance in November
1986.

ITEM 2. PROPERTIES.

The following table provides information as of October 30, 1994, concerning the land and buildings at restaurant locations owned, leased, under development or held for sale by the Company.

                                 Village          Bakers
                                   Inn            Square     Angel's    Other     Total
                                 --------        --------   --------   -------   ------
Company-operated restaurants:
 Properties owned in fee             7               55          3         --        65
 Buildings owned on leased land      3                9         --         --        12
 Leased locations                   86               95          3         --       184
                                 --------        --------   --------    ------   ------
                                    96              159          6         --       261
                                 ========        ========   ========    ======   ======
Properties leased to others:
 Properties owned in fee             3               --         --          4         7
 Buildings owned on leased land     --               --         --          1         1
 Leased locations                   29               --         --         18        47
                                 --------        --------   --------    ------   ------
                                    32               --         --         23        55
                                 ========        ========   ========    ======   ======
Leased properties under
 development                        --               --          2         --         2
                                 ========        ========   ========    ======   ======
Properties held for sale:
 Properties owned in fee             1                1         --          4         6
 Buildings owned on leased land     --                1         --         --         1
 Leased locations                   15               28         --         12        55
                                 --------        --------   --------    ------   ------
                                    16               30         --         16        62
                                 ========        ========   ========    ======   ======

The Company considers its existing operating restaurant properties and equipment to be in good condition.

The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest.

The Company intends to lease, sublease or sell the 16 properties which are currently idle. Additionally, over the next fiscal year, the Company plans to dispose of another 46 properties which were operating at October 30, 1994.

For additional information concerning the Company's leases see Note 5 of Notes to Consolidated Financial Statements which is included in Item 8 of
Part II.

The Company owns its home office complex in Denver, consisting of approximately 5.25 acres of land, a 90,000 square foot office building and a 5,000 square foot restaurant building.

VICORP also owns the land and buildings comprising its bakery facilities in Oak Forest, Illinois and Denver, Colorado. It leases the land and buildings which comprise its bakery facilities in Santa Fe Springs, California, Orlando, Florida, Phoenix, Arizona, Mounds View, Minnesota, and distribution facility in Oak Forest, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

On November 30, 1994, VICORP Restaurants, Inc. v. Federal Insurance Company & Cigna Insurance Company, United States District Court for the District of Colorado, Civil Case No. 92-C-751 was dismissed with prejudice as a result of a settlement entered into between the parties. Pursuant to the terms of the confidential settlement agreement, the Defendant insurance companies paid VICORP an amount in excess of the net receivable previously recorded for this claim and a gain of approximately $1.9 million was recognized as of October 30, 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company's security holders during the 12 week period ended October 30, 1994.

                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 17, 1995, the
Company had 590 shareholders of record. The following table sets forth for the periods indicated the high and low closing sales quotations per share of common stock as reported by NASDAQ:

                                   Fiscal Quarter
                        First     Second   Third     Fourth
                        -----------------------------------
1994
High                    $ 21 1/2  $ 21     $ 15 1/2  $ 17 1/4
Low                       17 3/4    15 1/4   14        14 3/8

1993
High                    $ 26 1/4  $ 27      $ 27 1/2 $ 20 3/4
Low                       20 1/4    23        18 1/2   16 1/4

The range of high and low closing sales quotations contained in the foregoing table reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The Company has not paid cash dividends on its common stock since 1986. Future common stock dividend payments will be dependent upon operating results, loan agreement restrictions and other financial and business considerations.

ITEM 6.  SELECTED FINANCIAL DATA.

(dollars in thousands, except per share data)          1994        1993        1992       1991         1990
                                                   ----------------------------------------------------------
RESULTS OF OPERATIONS
System-wide sales including franchise sales        $  529,982  $  542,986  $  527,817 $  524,231   $  489,444
Restaurant sales                                      409,297     425,139     414,324    417,808      389,105
Total revenues                                        412,644     428,505     417,518    421,232      392,523
Income (loss) before extraordinary item                (6,638)     16,524      15,522      7,182       10,821
Net income (loss)                                      (6,638)     16,524      14,940      6,375       10,821
                                                   ----------------------------------------------------------
OPERATING ANALYSIS
Restaurant operating profit analysis as a
 percentage of restaurant sales
  Costs and expenses
   Food                                                  30.1%       29.8%       30.9%      32.7%        33.7%
   Labor                                                 30.2%       28.5%       27.8%      27.8%        28.0%
   Other operating                                       28.2%       27.5%       27.2%      26.4%        25.2%
  Operating profit                                       11.4%       14.2%       14.1%      13.1%        13.1%
General and administrative expense
 as a percentage of revenues                              8.7%        7.8%        7.5%       7.0%         7.1%
Interest expense as a percentage of revenues               .9%         .9%        1.3%       1.9%         2.4%
Income before income taxes and extraordinary
 and unusual items as a percentage of revenues            2.5%        6.3%        6.1%       4.9%         4.6%
Effective income tax rate                                37.5%       36.2%       39.5%      40.4%        39.7%
                                                   ----------------------------------------------------------
BALANCE SHEET DATA
Total assets                                       $  249,023  $  254,031  $  241,958 $  234,251   $  237,430
Long-term debt and capitalized lease obligations       42,554      40,008      43,736     53,259       63,877
Preferred stock liquidation preference                     --          --          --         --       11,062
Common shareholders' equity                           134,866     148,318     135,445    119,932      100,138
Preferred stock and debt to total capitalization         24.0%       21.2%       24.4%      30.8%        42.8%
                                                   ----------------------------------------------------------
CASH FLOW DATA
Net income (loss)                                  $   (6,638)  $  16,524  $   14,940 $    6,375   $   10,821
Depreciation and amortization                          26,133      23,381      20,242     17,758       15,511
Deferred income tax provision                          (5,414)      5,932       8,145      2,911        5,814
Write-offs, extraordinary item, and other              24,113       4,397       2,645     12,405        3,010
                                                   ----------------------------------------------------------
 Subtotal                                              38,194      50,234      45,972     39,449       35,156
Change in current assets and liabilities               (4,100)        636       8,196     (1,570)         646
                                                   ----------------------------------------------------------
Cash provided by operations                            34,094      50,870      54,168     37,879       35,802
 As a percentage of revenues                              8.3%       11.9%       13.0%       9.0%         9.1%
Investment in property and equipment                   28,733      42,426      41,509     36,339       27,610
                                                   ----------------------------------------------------------
PER COMMON SHARE
Earnings (loss) before extraordinary item          $     (.69)  $    1.60  $     1.48 $      .70   $     1.00
Earnings (loss)                                          (.69)       1.60        1.42        .62         1.00
Book value                                              14.18       14.96       13.58      11.99        10.72
Market price at year-end                               16 3/4      20 3/4      22 1/4     21 1/8        14
Weighted average common and dilutive
 common equivalent shares (000's omitted)               9,656      10,301      10,519     10,304        9,765
                                                   ----------------------------------------------------------
NUMBER OF RESTAURANTS AT YEAR-END
Bakers Square                                             189         187         181        179          167
Company-operated Village Inn                              112         126         122        122          124
Franchised Village Inn                                    107         104         105        106          104
Angel's                                                     6          --          --         --           --
                                                         ----------------------------------------------------
Total                                                     414         417         408        407          395
                                                   ----------------------------------------------------------

. An asset disposal and restructuring charge of $23,000,000 and income of $1,918,000 from settlement of litigation were included in results of operations for 1994.
. Fiscal 1993 consisted of 53 weeks while the remainder of the fiscal years presented consisted of 52 weeks. A restructuring charge of $1,300,000 was included in results of operations for 1993.
. Pretax extraordinary debt extinguishment costs of $963,000 were included in results of operations for 1992.
. A receivable write-off of $8,683,000 and pretax extraordinary debt extinguishment costs of $1,354,000 were included in results of operations for 1991.
. The Company has not paid dividends on its common stock during the last five years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis should be read in conjunction with the Selected Financial Data (Item 6 of Part II) and the Consolidated Financial Statements (Item 8 of
Part II).

RESULTS OF OPERATIONS

The following table sets forth selected operating statistics for the Company's two primary operating concepts and consolidated information for the last three fiscal years.  All average sales are presented on a 52 week basis.
                                     1994           1993            1992
Village Inn
 Restaurant sales                $145,410,000   $150,660,000    $140,886,000
 Average sales per restaurant       1,192,000      1,182,000       1,174,000
 Store operating profit                  12.3%          13.9%           13.6%
 Restaurants at year-end                  112            126             122

Bakers Square
 Restaurant sales                $260,110,000   $274,479,000    $273,438,000
 Average sales per restaurant       1,364,000      1,475,000       1,528,000
 Store operating profit                  11.1%          14.4%           14.4%
 Restaurants at year-end                  189            187             181

Consolidated
 Restaurant sales                $409,297,000   $425,139,000    $414,324,000
 Food cost                               30.1%          29.8%           30.9%
 Labor cost                              30.2%          28.5%           27.8%
 Other operating cost                    28.2%          27.5%           27.2%
 Store operating profit                  11.4%          14.2%           14.1%

Restaurant sales decreased 3.7% in 1994 compared to 1993, despite the addition of six new restaurants in 1994 and full year inclusion of eleven restaurants opened in 1993. Contributing to the sales decrease was an extra week of operations in 1993 under the Company's 52/53 week accounting year convention. However, the principal reason for the decline was a decrease in comparable restaurant sales of 5.7% resulting primarily from lower customer counts. The customer count decreases were most predominant in the Company's Bakers Square concept where customer counts decreased for the third consecutive year. These declines were the result of various operational, demographic and competitive issues and led to substantial organizational changes during 1994. The disruptive effects of these changes further exacerbated the sales declines in 1994, but are expected to produce improving trends in future years. Menu price changes had no appreciable effect on sales volumes in 1994.

The sales increase of 2.6% in 1993 over 1992 resulted largely from the net addition of eleven restaurants during the year, price increases approximating 2% and the inclusion of the additional week in fiscal year 1993. Comparable sales, however, decreased 3.5% due to lower customer counts primarily in the Bakers Square concept.

Restaurant operating profit decreased in 1994 compared to 1993, both in total and as a percentage of sales. The inability to correspondingly decrease the fixed portion of labor costs and other fixed costs in relationship to declines in comparable restaurant sales was principally responsible for this decline. Partially offsetting this decline were incremental profits from operating new units, reduced insurance expense and lower marketing costs for Bakers Square.

Restaurant operating profit modestly increased in 1993 compared to 1992. The improvement resulted largely from decreased food and advertising costs and additional operating income from new restaurants. These improvements were partially offset by the effect of lower comparable sales in relationship to fixed costs.

General and administrative expense increased in 1994 compared with 1993 due primarily to a $1,000,000 sign-up bonus for the Company's new president, litigation costs and lower capitalization of overhead as a result of a slowdown in construction activity. General and administrative expense in 1993 increased over 1992 due largely to additional field administration and training costs associated with new store openings.

Other income/expense in 1994 included $1,918,000 of income related to settlement of litigation against certain of the Company's insurance carriers.

Interest expense was essentially unchanged in 1994 after declining in 1993. The decrease in 1993 versus 1992 was due largely to the conversion and redemption of the Company's 13 1/2% convertible subordinated debentures which resulted in the extraordinary debt extinguishment charge in 1992.

In the fourth quarter of 1994, the Company recorded a $23,000,000 charge related primarily to adopting a plan to dispose of 50 underperforming restaurants over the next fiscal year. The charge reduced the carrying amounts of the assets associated with the disposal properties to estimated net realizable value. Also, included were accruals for expected carrying costs following closure and sublease losses. Included in the charge was $2,287,000 to write-down carrying values on four properties with projected cash flows inadequate to recover the remaining investments, and $1,291,000 of restructuring costs consisting primarily of severance associated with the elimination of 27 positions late in 1994. Twelve of the targeted restaurants were closed late in fiscal 1994 or early fiscal 1995. The remaining restaurants will remain open until either disposed or economics dictate closure. The Company does not anticipate that disposition proceeds or costs for these properties will materially affect the Company's liquidity.

In the fourth quarter of 1993, the Company recorded a $1,300,000 charge related to the decision to close its Matteson, Illinois regional office and relocate or combine most of the functions performed there with similar functions at its Denver, Colorado headquarters. The charge consisted primarily of severance and moving expenses. The reorganization was completed during 1994.

The Company's reported tax rate is not indicative of actual tax payments because of net operating loss (NOL) carryforwards available to offset taxable income. The effective income tax rates used for financial reporting were 37.5% in 1994, 36.2% in 1993 and 39.5% in 1992. The 1994
rate was also affected by the FICA tipped income tax credit that took effect January 1, 1994. The lower effective tax rate for 1993 was due to the increase in the top federal rate from 34% to 35% enacted in August of 1993, which increased the Company's net deferred tax asset $1,200,000 and reduced income tax expense accordingly.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds is cash provided by operations. Cash flow from operations decreased in 1994 due primarily to lower operating income. Cash flow from operations decreased in 1993 primarily as a result of the timing and payment of certain components of working capital.

The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Furthermore, the Company has not maintained large excess cash balances, but rather has utilized available cash for capital spending, repayment of borrowings or the repurchase of its common stock.

The Company supplements cash provided by operations with bank borrowings and occasional lease financing. At October 30, 1994, the Company had $28,250,000 of outstanding borrowings under its bank credit facility, with approximately $39,700,000 available for additional direct advances.

In 1992, the Company, retired through conversion and redemption, all $18,400,000 of its 13 1/2% convertible subordinated debentures then outstanding. The redemption was funded primarily with bank borrowings.

Over the last three years, 891,500 shares of the Company's common stock was repurchased under authorizations approved by the Board of Directors. At October 30, 1994, authorization to repurchase an additional 508,500 common shares was available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures in 1994 totaled approximately $28,700,000 and consisted of $2,400,000 for new restaurants, $15,200,000 for remodeling and refurbishing existing restaurants, $3,700,000 for converting restaurants to the Angel's concept, and $7,400,000 for other support related projects, including an addition to the corporate office. Capital expenditures of $17,000,000 are expected for 1995. No new restaurants are planned during 1995 as the Company will focus on improving existing operations before resuming growth. Cash flow from operations and funds available under the Company's bank credit facility are expected to be adequate for planned capital projects and any repurchases of common stock authorized by the Board.

MANAGEMENT OUTLOOK

Improvements in future operating performance will be dependent upon the Company's ability to reverse comparable sales trends, especially given the significant operating leverage associated with negative incremental sales at existing restaurants. The Company believes that management changes initiated in 1994, a refocusing on its core business strengths, the disposal of underperforming restaurants, and a significant reduction in general and administrative costs resulting from the restructuring of administrative functions, will lead to improvements in sales and operating trends.

Although national health-care reform legislation, including employer mandated contributions, was not enacted during 1994, the Company continues to monitor legislative efforts regarding health-care reform. The significance of health-care reform to the restaurant industry with its large part-time employee work force is substantial. Uncertainties related to food commodity costs, labor availability in certain regions, other government initiatives, the economy and the weather pose additional risks to the Company's business.

Historically, the Company has mitigated the effects of inflation through cost controls and periodic price increases. Management believes it will be able to minimize the effects of future inflation through similar measures, although such price increases will be subject to competitive constraints.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page 13     Management's report on financial statements

Page 13     Report of independent public accountants

Page 14     Consolidated balance sheets at October 30, 1994 and October 31, 1993

Page 15 Consolidated statements of operations for each of the three years in the period ended October 30, 1994

Page 16 Consolidated statements of cash flows for each of the three years in the period ended October 30, 1994

Pages 17-30 Notes to consolidated financial statements

Page 30     Quarterly financial data (unaudited)

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

TO OUR SHAREHOLDERS:

The preparation and integrity of the financial statements of VICORP Restaurants, Inc. are the responsibility of its management. This responsibility includes the selection of accounting procedures and practices which conform with generally accepted accounting principles considered appropriate in the circumstances. Informed judgments and estimates which the Company believes to be reasonable are required in the determination of certain data used in the accounting and reporting process.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are executed in accordance with management's authorization and properly recorded in all material respects. Adequate communication of Company policies to its employees, segregation of responsibilities for the authorization and execution of transactions, and proper accountability for the Company's assets are essential elements of the system.

Each year the Board of Directors appoints an Audit Committee comprised of directors who are not employees of the Company. The principal responsibilities of this Committee are to recommend an independent auditor for the Company and to periodically meet with representatives of the independent auditors and with management to obtain reasonable assurances that the auditors are properly discharging their responsibilities and that the Company's financial reporting to stockholders and others is adequate and appropriate.

Arthur Andersen LLP has conducted an independent examination in order to render their opinion on the Company's financial statements.

/s/ Charles R. Frederickson    /s/ J. Michael Jenkins      /s/ Dennis L. Kuper
    Charles R. Frederickson        J. Michael Jenkins          Dennis L. Kuper
    Chairman of the Board and      President and Co-Chief      Executive Vice President
    Co-Chief Executive Officer     Executive Officer           Finance and Chief Financial
                                                               Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying consolidated balance sheets of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of October 30, 1994 and October 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. and subsidiary as of October 30, 1994 and October 31, 1993, and the results of their operations and their cash flows for the three years in the period ended October 30, 1994, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP
    Denver, Colorado,
    December 6, 1994.

VICORP RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
                                             October 30,      October 31,
(in thousands)                                     1994             1993
                                             ----------       ----------
ASSETS

Cash (Note 1)                                  $  6,123         $  5,288
Receivables (Notes 1 and 3)                       9,801            4,326
Inventories (Note 1)                             10,585           11,825
Deferred income taxes (Notes 1 and 9)             6,000            8,059
Prepaid expenses and other (Note 1)               2,592            2,158
                                             ----------        ---------
 Total current assets                            35,101           31,656
                                             ----------        ---------
Property and equipment, net (Notes 1 and 4)     165,802          177,720
Deferred income taxes (Notes 1 and 9)            33,550           26,077
Long-term receivables (Notes 1 and 3)             3,998            7,150
Other assets (Note 1)                            10,572           11,428
                                             ----------        ---------
 Total assets                                  $249,023         $254,031
                                             ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term
 debt and capitalized lease
  obligations (Notes 1, 5 and 6)               $  1,796         $  1,738
Accounts payable, trade                          19,246           20,669
Accrued compensation                              5,965            6,229
Accrued taxes                                     9,979            9,212
Accrued insurance (Note 10)                       6,537            6,830
Other accrued expenses                            6,930            5,566
                                              ---------        ---------
 Total current liabilities                       50,453           50,244
                                              ---------        ---------
Long-term debt (Notes 1 and 6)                   28,573           23,643
Capitalized lease obligations (Note 5)           13,981           16,365
Non-current accrued insurance (Note 10)           7,750            8,433
Other non-current liabilities and credits        13,400            7,028

Commitments and contingencies (Notes 5,
 6 and 10)

Shareholders' equity (Note 7)
 Series A Junior Participating Preferred Stock,
  $.10 par value, 200,000 shares authorized,
  no shares issued                                   --               --
 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,509,426 and 9,911,563
  shares issued                                     476              496
Paid-in capital                                  91,544           98,338
Retained earnings                                42,846           49,484
                                              ---------         --------
 Total shareholders' equity                     134,866          148,318
                                              ---------         --------
Total liabilities and shareholders' equity     $249,023         $254,031
                                              =========         ========

The accompanying notes are an integral part of the financial statements.

VICORP RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                           --------------------------------------------
                                           October 30,      October 31,      October 25,
(in thousands, except per share data)            1994             1993             1992
                                           ----------       ----------       ----------
Revenues
 Restaurant operations                       $409,297         $425,139         $414,324
 Franchise operations (Note 1)                  3,347            3,366            3,194
                                           ----------       ----------       ----------
                                              412,644          428,505          417,518
                                           ----------       ----------       ----------
Costs and expenses
 Restaurant operations
  Food                                        123,280          126,647          128,095
  Labor                                       123,718          121,273          115,010
  Other operating                             115,591          116,795          112,609
 General and administrative                    35,752           32,991           31,388
 Interest                                       3,867            3,878            5,321
 Other (income) expense, net (Note 3)          (1,944)            (289)            (562)
 Asset disposal, restructuring and
  related costs (Note 2)                       23,000            1,300               --
                                            ---------        ---------       ----------
                                              423,264          402,595          391,861
                                            ---------        ---------       ----------
Income (loss) before income taxes and
 extraordinary item                           (10,620)          25,910           25,657
Provision for income taxes (Note 9)            (3,982)           9,386           10,135
                                            ---------        ---------       ----------
Income (loss) before extraordinary item        (6,638)          16,524           15,522
Extraordinary loss on early extinguishment
 of debt (less applicable income taxes
 of $381,000) (Note 6)                             --               --             (582)
                                            ---------        ---------       ----------
Net income (loss)                            $ (6,638)        $ 16,524         $ 14,940
                                            =========        =========       ==========
Earnings (loss) per common and dilutive
 common equivalent share (Note 1)

Before extraordinary item                    $   (.69)        $   1.60         $   1.48
Extraordinary item                                 --               --             (.06)
                                            ---------        ---------        ---------
Net income (loss)                            $   (.69)        $   1.60         $   1.42
                                            =========        =========        =========

The accompanying notes are an integral part of the financial statements.

VICORP RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year ended
                                              --------------------------------------------
                                              October 30,      October 31,      October 25,
(in thousands)                                      1994             1993             1992
                                              ----------       ----------       ----------
OPERATIONS
Net income (loss)                               $ (6,638)         $16,524          $14,940
Reconciliation to cash provided by operations
 Depreciation and amortization                    26,133           23,381           20,242
 Deferred income tax provision                    (5,414)           5,932            8,145
 Asset disposal, restructuring
   and related costs                              24,788            2,787            1,900
 Extraordinary debt extinguishment costs              --               --              963
 Other, net                                         (675)           1,610             (218)
                                              ----------       ----------       ----------
                                                  38,194           50,234           45,972
 Change in assets and liabilities
  Trade receivables                               (1,855)            (164)           1,149
  Inventories                                      1,240           (1,404)           3,008
  Accounts payable, trade                         (1,423)           2,739            1,760
  Other current assets and liabilities            (1,379)          (1,099)           1,983
  Non-current accrued insurance                     (683)             564              296
                                              ----------       ----------       ----------
Cash provided by operations                       34,094           50,870           54,168
                                              ----------       ----------       ----------
INVESTING ACTIVITIES
Purchase of property and equipment               (28,733)         (42,426)         (41,509)
Purchase of other assets                          (1,568)            (580)          (1,011)
Disposition of property                              (16)             255              387
Additions to  non-trade receivables               (1,088)              --           (3,999)
Collection of non-trade receivables                1,617              694            1,181
                                              ----------       ----------       ----------
Cash used for investing activities               (29,788)         (42,057)         (44,951)
                                              ----------       ----------       ----------
FINANCING ACTIVITIES
Proceeds from issuance of debt                    17,750            6,750           37,700
Payments of debt and capital lease
 obligations including premiums                  (14,471)         (10,060)         (43,900)
Purchase of common stock                          (7,282)          (5,449)          (3,508)
Other, net                                           532              394              323
                                              ----------       ----------       ----------
Cash used for financing activities                (3,471)          (8,365)          (9,385)
                                              ----------       ----------       ----------
Increase (decrease) in cash                          835              448             (168)
Cash at beginning of year                          5,288            4,840            5,008
                                              ----------       ----------       ----------
Cash at end of year (Note 1)                     $ 6,123          $ 5,288          $ 4,840
                                              ==========       ==========       ==========
SUPPLEMENTAL INFORMATION
Cash paid during the year for
 Interest (net of amount capitalized)            $ 3,792         $  3,828          $ 5,887
 Income taxes                                      1,217            2,228            1,249

The accompanying notes are an integral part of the financial statements.

VICORP RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of VICORP and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain accounts have been reclassified in prior year's consolidated financial statements to be consistent with the 1994 presentation.

Fiscal year

The Company utilizes a 52/53 week fiscal year, which ends on the last Sunday in October. Fiscal year 1993 was 53 weeks and fiscal years 1994 and 1992 were each 52 weeks.

Inventories

Inventories, which generally consist of food products, are valued at the lower of first-in, first-out cost or market value.

Prepaid expenses

Prepaid expenses consist primarily of supplies and restaurant preopening costs. Preopening costs are amortized over a one-year period, commencing with the first full four week accounting period of operation. Unamortized preopening costs totaled $386,000 and $209,000 at the end of 1994 and 1993, respectively.

Depreciation and amortization

Depreciation and amortization of property and equipment are provided using principally the straight-line method at rates based upon estimated useful lives of the assets, ranging from 20 to 40 years for buildings and 3 to 15 years for equipment and improvements. Amortization of leasehold rights and excess of cost over net assets acquired in purchase transactions is provided using the straight-line method, primarily over the remaining lives of location leases or assets acquired, generally 5 to 25 years.

Franchise revenues

Initial franchise fees are deferred when received and recognized as income when the franchisee has commenced operations and the Company has performed all material services and conditions related to the sale of the franchise. Continuing service fees, which are a percentage of the gross sales of franchised operations, are accrued as income when earned except for situations in which collectibility is in doubt. In those situations, continuing service fees and rental income are recognized when received, and gains on property sales are recorded using the cost recovery method.

Net franchise revenues consisted of the following (in thousands):

                                       1994        1993      1992
                                     ------      ------    ------
Continuing service fees              $3,968      $3,607    $3,502
Initial and renewal fees                166         125        28
Property rental income                  319         630       585
Interest income on franchisee notes     263         299       379
Equipment sales income                   64         115        85
Administrative expense               (1,433)     (1,410)   (1,385)
                                     ------      ------    ------
Franchise revenues                   $3,347      $3,366    $3,194
                                     ======      ======    ======

Fair value of financial instruments

The Company has notes receivable carried on its balance sheets at values approximating estimated fair market value. Because these instruments are not publicly traded, the Company estimates the value based on the respective facts and circumstances of each instrument. The fair value of the Company's long-term debt approximates carrying value because of its variable, market-based interest rate feature.

Income taxes

Based on enacted tax laws, deferred income tax assets and liabilities are recognized for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

Earnings per common and common equivalent share

Earnings per common and common equivalent share is based upon earnings attributable to common shareholders and the weighted average number of common and dilutive common equivalent shares for stock options outstanding during the year. Common equivalent shares for fiscal 1994 were anti-dilutive due to the net loss recorded in that year. The weighted average number of common and common equivalent shares used for the 1994, 1993 and 1992 calculations were as follows:

                                                   1994         1993        1992
                                             ----------   ----------  ----------
Weighted average common shares outstanding    9,656,094   10,007,907  10,086,439
Common equivalent shares outstanding                 --      292,793     432,612
                                             ----------   ----------  ----------
                                              9,656,094   10,300,700  10,519,051
                                             ==========   ==========  ==========
Statements of cash flows

The Company considers all highly liquid investments and debt instruments with original maturities of three months or less to be cash equivalents.

NOTE 2.  ASSET DISPOSAL, RESTRUCTURING AND RELATED COSTS

In 1994, a $23,000,000 charge was recorded to reduce the value of certain assets, accrue carrying costs of closed restaurants, and provide for severance costs associated with dispositions and the restructuring of administrative functions. The principal portion of that charge related to a plan to dispose of 50 restaurants that have both declining sales and profits, and are in trade areas that are no longer considered appropriate for the Company's operating concepts.

Four of the 50 disposal restaurants were closed in October 1994 and eight were closed in the first part of fiscal 1995. The remaining restaurants will be operated until a satisfactory sale or sublease can be negotiated or until unit economics dictate closure. Most of the identified locations are expected to be disposed of in 1995 through sale or sublease. If subleased, it is anticipated many of these agreements will have lower sublease rental rates than the Company's obligation under the prime lease. The charge includes an estimated accrual for such differences until the end of the primary lease term.

In addition to the planned dispositions, four restaurant properties with projected cash flows insufficient to recover remaining investments were written down.

The disposition plan also includes a portion of the Company's manufacturing and distribution operations which are no longer economical to operate.

The disposal properties had net assets totaling $15,140,000 immediately prior to the write-down.

In total, the charge for disposal, restructuring and related costs consisted of the following (in thousands):

Reduction of disposal property and equipment to estimated net
 realizable value                                                    $ 9,622
Reduction of other disposal assets to estimated net realizable value   1,053
Accrual of estimated carrying costs on closures                        3,855
Accrual of estimated sublease losses                                   4,892
                                                                     -------
Total related to asset disposal                                       19,422
Asset impairment                                                       2,287
Organizational restructuring costs (primarily severance)               1,291
                                                                     -------
Total charge                                                         $23,000
                                                                     =======
Operating results for the 50 locations for the past three fiscal years were as follows (in thousands):
                                  1994        1993        1992
                               -------     -------     -------
Sales                          $37,709     $41,354     $44,334
Store operating profit (loss)   (1,040)        171       1,256

The restructuring of administrative functions occurred late in 1994 and involved the elimination of 27 positions that were redundant or non-essential to ongoing operations.

In the fourth quarter of 1993, the Company recorded a $1,300,000 restructuring charge for the closure of its Matteson, Illinois administrative office and consolidation of functions at its Denver, Colorado headquarters. The charge consisted primarily of severance and moving expenses. The consolidation was completed in October 1994. Approximately 70 employees resigned or were terminated as a result of the office closure.

NOTE 3.  RECEIVABLES

Receivables consisted of the following:

                               October 30,    October 31,
(in thousands)                       1994           1993
                               ----------     ----------
Trade receivables                 $ 3,751        $ 3,477
Notes receivable                    7,755          7,175
Insurance receivable                6,500          6,500
Discounts                          (1,170)        (1,019)
Allowance for doubtful accounts    (3,037)        (4,657)
                               ----------     ----------
Receivables, net                   13,799         11,476
Current portion                     9,801          4,326
                               ----------     ----------
Long-term portion                 $ 3,998        $ 7,150
                               ==========     ==========

In November 1994, the Company settled a lawsuit against certain of its insurance carriers. The litigation arose in April 1992 when the Company claimed the defendants breached their contract of insurance by withholding payments to fund a $6,500,000 court approved settlement arising from prior litigation against the Company. The Company recorded income of $1,918,000 in the fourth quarter of 1994, representing the excess recovery over the net carrying value of the receivable.

The Company's receivables, excluding the insurance receivable, arose primarily from contracts and property transactions with its franchisees and other sublessees. The ability of these parties to honor their obligations is largely dependent on cash flows generated from their restaurant operations. The trade receivables are generally unsecured but the related contracts are cancelable if the debtor fails to perform. Under Company policy, the notes receivable are generally secured with security agreements on the property that gave rise to the transaction.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                            October 30,    October 31,
(in thousands)                                    1994           1993
                                            ----------     ----------
Property and equipment used in operations
 Land                                         $ 22,692       $ 18,552
 Buildings and improvements                    128,791        120,581
 Equipment                                     116,520        108,984
 Construction in progress                        8,671         14,690
Restaurant property leased to others             3,811          6,492
Accumulated depreciation                      (110,771)       (98,456)
                                            ----------     ----------
                                               169,714        170,843
                                            ----------     ----------
Capitalized lease buildings                     13,868         16,750
Accumulated amortization                        (6,406)        (7,258)
                                            ----------     ----------
                                                 7,462          9,492
                                            ----------     ----------
Allowance for loss on disposal                 (11,374)        (2,615)
                                            ----------     ----------
Property and equipment, net                   $165,802       $177,720
                                            ==========     ==========

Depreciation and amortization expense charged to operations for property and equipment was $25,509,000 in 1994, $22,763,000 in 1993 and $19,616,000
in 1992.

In 1994, the Company increased the allowance for loss on disposal for the disposition of certain properties as more fully discussed in Note 2.

NOTE 5.  LEASES

The Company is the prime lessee under various land and building leases for restaurants operated by it and certain of its franchisees. Additionally, the Company leases administrative office space and certain bakery and distribution facilities in market areas where the Company has a concentration of restaurants. The leases have initial terms generally ranging from 15 to 35 years and in certain instances, provide for renewal options ranging from 5 to 20 years. Some of the leases contain purchase options at the end of the lease terms. Many of the leases contain escalation clauses, either predetermined or based upon inflation. Most of the leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of the agreements require payment of taxes, insurance and maintenance costs. The Company is also obligated under various equipment and other leases having initial terms ranging from 3 to 7 years. The implicit interest rates range from 7.2% to 15.6% for capitalized building leases.

The Company as prime lessee has entered into sublease agreements with franchisees and others on certain locations that are not operated by the Company. These leases generally have terms similar to the prime lease with the sublessee assuming the Company's obligations to pay taxes, insurance and maintenance costs.

Following is a summary as of October 30, 1994, of future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more:

                                                         Lease and
                                 Capital     Operating    sublease
(in thousands)                    leases        leases     rentals
                                 -------     ---------   ---------
1995                             $ 3,554      $ 16,283   $  (2,420)
1996                               3,405        15,387      (2,332)
1997                               3,181        14,065      (2,250)
1998                               2,935        13,240      (2,062)
1999                               2,748        12,731      (1,746)
Later years                        8,744        64,566      (7,076)
                                 -------      --------   ---------
Total minimum lease payments      24,567      $136,272   $ (17,886)
                                              ========   =========
Less amount representing interest  8,859
                                 -------
Present value of minimum lease
 payments                         15,708
Current maturities of capitalized
 lease obligations                 1,727
                                 -------
Capitalized lease obligations    $13,981
                                 =======

Net rental expense consisted of the following:

(in thousands)                           1994         1993        1992
                                     --------     --------    --------
Restaurant land and buildings
 Minimum rentals                      $15,243      $15,154     $15,013
 Contingent rentals                     2,922        3,522       3,859
Equipment                               3,293        3,362       3,763
                                     --------      -------    --------
Rental expense                         21,458       22,038      22,635
Less lease and sublease rental income   3,152        3,829       4,095
                                     --------      -------    --------
Net rental expense                    $18,306      $18,209     $18,540
                                     ========      =======    ========

NOTE 6.  DEBT

Long-term debt consisted of the following:
                                                 October 30,  October 31,
(in thousands)                                         1994         1993
                                                 ----------   ----------
Advances under bank credit agreement                $28,250      $23,250
Other long-term debt                                    392          458
                                                 ----------   ----------
                                                     28,642       23,708
Current maturities                                       69           65
                                                 ----------   ----------
Long-term debt                                      $28,573      $23,643
                                                 ==========   ==========

The Company's bank credit agreement provides up to $75,000,000 for direct advances and letters of credit with a sublimit of $25,000,000 on letters of credit. Advances bear interest at the lenders' prime rate or, if elected, at LIBOR (London Interbank Offering Rate) plus 1 1/8%. The Company is required to pay a commitment fee of 3/8% per annum on the unused commitment plus a quarterly agents' fee of $12,500 and 1 1/8% per annum on issued letters of credit. The agreement expires on June 30, 1996, when it becomes a term facility payable in equal quarterly installments through June 30, 1998. The largest outstanding balance under the facility during 1994 was $31,750,000. The average balance outstanding was $24,460,000 and the average annual interest rate was 5.1%. As of October 30, 1994, the Company had placed letters of credit totaling $7,061,000 in connection with its insurance programs.

The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions.

In February 1992, the Company called for redemption all of its then outstanding 13 1/2% convertible subordinated debentures at a price of 102.7% of the principal amount. In connection with that call, $4,079,000 of the debentures were converted into 161,827 common shares and $14,315,000 were redeemed for cash which was funded primarily by the Company's bank credit facility. The Company recorded a pretax extraordinary debt extinguishment charge of $963,000, consisting of the $387,000 premium and the write-off of unamortized issuance costs associated with the redeemed debentures.

At October 30, 1994, principal amounts of long-term debt due during each of the five succeeding fiscal years were $69,000 in 1995, $3,605,000 in 1996, $14,203,000 in 1997, $10,677,000 in 1998 and $88,000 in 1999.

The Company incurred $3,956,000, $4,179,000 and $5,543,000 of interest charges in 1994, 1993 and 1992, respectively. Of these amounts, $89,000, $301,000 and $222,000 were capitalized in each respective year.

NOTE 7.  SHAREHOLDERS' EQUITY

The Company's authorized preferred stock consists of 5,000,000 $.10 par value shares to be issued in series. The rights of each series are to be determined by the Company's Board of Directors.

The Company has outstanding one right for each outstanding common share of the Company. When exercisable, each right will entitle its holder to buy 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $40. If, among other things, the Company is acquired in a merger or other business combination transaction, including one in which the Company is the surviving corporation, each right will entitle its holder to purchase, at the then current exercise price of the right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of twice the exercise price of the right. The rights are exercisable only if, without the Company's prior consent, a party acquires, or obtains the right to acquire, 25% or more of the Company's outstanding voting securities or announces a tender offer which would result in such ownership. At the Company's option, the rights are redeemable at two cents per right at any time before a 25% position has been acquired and under limited circumstances thereafter. The rights expire May 26, 1997.

In August 1992, June 1993, and June 1994, the Company's Board of Directors authorized the purchase of up to 400,000, 500,000 and 500,000 shares of its common stock, respectively. Pursuant to these authorizations, the Company purchased 891,500 shares of common stock over the last three years. At October 30, 1994, authorization to purchase an additional 508,500 common shares was available.

Under Colorado law enacted in July 1994, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $8,300,000 of consolidated retained earnings were unrestricted at October 30, 1994, as to the declaration of cash dividends and the acquisition of the Company's common stock.

The following table summarizes shareholders' equity activity:

                                         Common stock                              Total
                                      ----------------    Paid-in    Retained   shareholders'
(in thousands, except share data)     Shares    Amount    capital    earnings      equity
                                   --------------------------------------------------------
Balances at October 27, 1991       10,003,330   $  500   $ 101,412    $ 18,020   $ 119,932
Net income                                 --       --          --      14,940      14,940
Common stock options exercised
 including income tax benefit          11,252       --         166          --         166
Purchase of common shares            (200,194)     (10)     (3,498)         --      (3,508)
Conversion of subordinated
 debentures into common shares        161,827        8       3,907          --       3,915
                                   --------------------------------------------------------
Balances at October 25, 1992        9,976,215      498     101,987      32,960     135,445
Net income                                 --       --          --      16,524      16,524
Common stock options exercised
 including income tax benefit         244,685       13       3,163          --       3,176
Purchase of common shares            (309,337)     (15)     (6,812)         --      (6,827)
                                   --------------------------------------------------------
Balances at October 31, 1993        9,911,563      496      98,338      49,484     148,318
Net loss                                   --       --          --      (6,638)     (6,638)
Common stock options exercised
 including income tax benefit          39,513        2         466          --         468
Purchase of common shares            (441,650)     (22)     (7,260)         --      (7,282)
                                   --------------------------------------------------------
Balances at October 30, 1994        9,509,426   $  476   $  91,544    $ 42,846   $ 134,866
                                   ========================================================

NOTE 8.  STOCK OPTION AND PROFIT-SHARING PLANS

The Company has stock option plans which generally provide for the granting of options to all employees and non-employee directors of the Company at exercise prices not less than the market value of the common stock on the date of the grant. The options generally vest over three years and expire ten years after the date of grant or three months after employment termination, whichever occurs first.

In August 1994, the Company entered into a stock option agreement with J. Michael Jenkins, a Director, Co-Chief Executive Officer and President of the Company. Under the agreement, Mr. Jenkins was granted an option to purchase 300,000 shares of the Company's stock. The optioned shares are divided into 50,000 share increments with exercise prices ranging from $15.00 to $30.17. The options are scheduled to vest on October 1, 1999 and are exercisable until October 1, 2004, unless accelerated under certain conditions.

The following table summarizes stock option activity:

                                       Shares          Option price
                                     --------         --------------
Outstanding at October 27, 1991
(650,116 shares exercisable)          772,951         $ 5.63 - 25.50
Granted                                67,500          16.25 - 24.50
Exercised                             (11,252)          5.63 - 15.50
Canceled                                   --             --
- - --------------------------------------------------------------------
Outstanding at October 25, 1992
(758,365 shares exercisable)          829,199           5.63 - 25.50
Granted                                58,000          22.75 - 26.00
Exercised                            (244,685)          5.63 - 15.75
Canceled                               (7,000)         24.50
- - --------------------------------------------------------------------
Outstanding at October 31, 1993
(554,516 shares exercisable)          635,514           5.63 - 26.00
Granted                               338,809          14.25 - 30.17
Exercised                             (39,513)          5.63 - 14.75
Canceled                              (87,500)          5.63 - 23.50
- - --------------------------------------------------------------------
Outstanding at October 30, 1994
(508,336 shares exercisable)          847,310         $ 5.63 - 30.17
====================================================================

The Company has an employees' profit-sharing plan, established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company to be determined by the Board of Directors. The Company's annual contribution, if the Company is profitable (as defined in the plan), must be equal to at least 2% and may not exceed 15% of the aggregate compensation of the participants while participating. Any full-time employee 21 years of age or older who has completed one year of service with the Company is eligible to participate. Assets of the profit-sharing plan can be invested in the Company's common stock, or among several other alternatives. The Company's expenses related to contributions to the plan in 1994, 1993, and 1992 were $829,000, $861,000 and $825,000, respectively.

NOTE 9.  INCOME TAXES

The total provisions for income taxes consisted of the following:

(in thousands)                          1994      1993      1992
                                     ---------------------------
Current
 Federal                             $   414   $   560   $   560
 States                                  929     1,311       983
                                     ---------------------------
                                       1,343     1,871     1,543
Deferred
 Federal                              (3,613)    6,416     7,780
 States                               (1,801)     (484)      365
                                     ---------------------------
                                      (5,414)    5,932     8,145
                                     ---------------------------
                                     $(4,071)  $ 7,803   $ 9,688
                                     ===========================

 Such provisions are reflected in the financial statements as follows:

(in thousands)                          1994      1993      1992
                                     ---------------------------
Attributable to:
 Income before extraordinary items   $(3,982)  $ 9,386   $10,135
 Extraordinary items                      --        --      (381)
                                     ---------------------------
Net income tax expense                (3,982)    9,386     9,754
Tax effect of deduction for
 exercised stock options
 credited to paid-in capital             (89)   (1,583)      (66)
                                     ---------------------------
Total provisions for income taxes    $(4,071)  $ 7,803   $ 9,688
                                     ===========================

The components of income tax expense attributable to income before extraordinary items were as follows:

(in thousands)                                             1994      1993      1992
                                                        ---------------------------
Current
 Taxes on income before carryforwards                   $ 6,177   $ 9,398   $ 9,574
 Less benefit of loss carryforwards utilized             (4,834)   (7,527)   (7,650)
                                                        ---------------------------
                                                          1,343     1,871     1,924
Deferred
 Tax effect of net change in temporary differences       (9,659)     (409)      495
 Utilization of tax net operating loss carryforward       4,834     7,527     7,650
 FICA tax credit                                           (749)       --        --
 Expiration of tax credit carryforwards                   2,160        --        --
 Change in valuation allowance                           (2,000)    1,000        --
 Tax effect of change in federal tax rate                    --    (2,186)       --
                                                        ---------------------------
                                                         (5,414)    5,932     8,145
Tax effect of deduction for exercised stock options
 credited to paid-in capital                                 89     1,583        66
                                                        ---------------------------
Income tax expense (benefit) attributable
 to income before extraordinary items                   $(3,982)  $ 9,386   $10,135
                                                        ===========================

The provisions for income taxes differ from the amounts computed by applying the federal income tax rate to income from continuing operations before income taxes as follows:

(in thousands)                       1994      %      1993     %     1992     %
                                 -----------------------------------------------
Computed federal income taxes
 using statutory rate            $ (3,717) (35.0%)  $9,024  34.8%  $8,723  34.0%
FICA tax credit                      (749)  (7.0)       --    --       --    --
State income taxes net of federal
 income tax benefit                  (567)  (5.3)    1,341   5.2    1,206   4.7
Expiration of tax credit
 carryforwards                      2,160   20.3        --    --       --    --
Change in valuation allowance      (2,000) (18.8)    1,000   3.8       --    --
Tax effect of change in federal
 tax rate                              --     --    (2,186) (8.4)      --    --
Other                                 891    8.4       207   0.8      206   0.8
                                 -----------------------------------------------
                                 $ (3,982) (37.5%)  $9,386  36.2% $10,135  39.5%
                                 ===============================================

In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted which increased the top federal corporate tax rate from 34% to 35%. This increase was retroactively applied to January 1, 1993, and was prorated for fiscal tax years overlapping the effective date. The increase in rate had the effect of increasing the deferred tax asset related to the Company's net operating loss carryforwards. The Act also instituted a general business credit for FICA taxes paid by employers on tips received by foodservice employees, effective January 1994.

The Company had taxable income for federal income tax purposes and book income
(loss) before income taxes as follows:

(in thousands)                              1994       1993       1992
                                         -----------------------------
Federal taxable income                   $14,589    $23,436    $20,085
Book income (loss) before income taxes   (10,620)    25,910     24,694

Federal taxable income is generally less than book income before income taxes due to state income taxes, differences in depreciation rates, and employee stock option exercises. In 1994, such differences were more than offset by the asset disposal charge of $23,000,000 a majority of which was not deductible for tax purposes in that year.

The components of the net deferred tax asset were as follows:

(in thousands)                                      1994       1993
                                                 ------------------
Deferred tax assets
 Tax effect of net operating loss carryforwards  $71,659    $76,172
 Tax credit carryforwards                          3,922      6,024
 FICA tax credit                                     749         --
 Alternative minimum tax credits                   2,147      1,754
 Accrued insurance claims not yet deductible       5,430      6,245
 Leasing transactions                              3,889      4,701
 Property and equipment                            3,359         --
 Other                                             5,526      5,577
                                                 ------------------
                                                  96,681    100,473
 Valuation allowance                             (53,000)   (55,000)
                                                 ------------------
Deferred tax asset, net                           43,681     45,473
                                                 ------------------
Deferred tax liabilities
 Property and equipment                               --     (6,905)
 Other                                            (4,131)    (4,432)
                                                 ------------------
Deferred tax liability                            (4,131)   (11,337)
                                                 ------------------
Net deferred tax asset                            39,550     34,136
Current portion                                    6,000      8,059
                                                 ------------------
Long-term portion                                $33,550    $26,077
                                                 ==================

As of October 30, 1994, the Company had federal net operating loss carryforwards totaling $190,674,000 which expire $72,600,000 in 1998, $112,880,000 in 1999 and
$5,194,000 in 2001. The Company also had investment tax credit carryforwards of $3,506,000 expiring from 1997 through 2000. The Company has established a valuation allowance due to the uncertainty that the full amount of those credits and operating loss carryforwards will be applied against future taxable income. This allowance was reduced by $2,000,000 in 1994 due to the expiration of investment tax credits to which a portion of the allowance applied. Management emphasized past performance rather than projections of taxable income when determining the valuation allowance. Annual taxable income of approximately $12,500,000 will be sufficient to realize the net deferred tax asset before expiration of the net operating loss carryforwards. Future adjustments to the valuation allowance deemed appropriate due to changed circumstances will be recognized as a separate component of the provision for income taxes.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. The Company has provided letters of credit totaling $7,061,000 in connection with certain of these insurance programs.

The Company is involved in various lawsuits and claims arising from the conduct of its business and has guaranteed certain indebtedness and leases of its franchisees and others. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

At October 30, 1994, the Company had contractual commitments for restaurant construction of approximately $680,000.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                              Quarter ended
                                 ---------------------------------------------
                                 February 20,  May 15,  August 7,  October 30,
                                     1994 (a)    1994     1994        1994
                                 ---------------------------------------------
Revenues                         $130,826     $97,045  $93,583     $91,190
Restaurant operating income        16,343      12,104   10,586       7,675
Net income (loss)                   3,620       2,427    1,515     (14,200)(b)
Net income (loss) per common and
 dilutive common equivalent share     .36         .25      .16       (1.49)
                                 =============================================

                                              Quarter ended
                                 ---------------------------------------------
                                 February 14,   May 9,   August 1,  October 31,
                                     1993 (a)    1993      1993        1993 (a)
                                 ---------------------------------------------
Revenues                         $130,479     $99,646   $96,931    $101,449
Restaurant operating income        19,714      14,884    12,764      13,062
Net income                          5,427       4,626     3,244       3,227(c)
Net income per common and
 dilutive common equivalent share     .52         .45       .32         .32
                                 =============================================

(a) The quarterly periods ended February 20, 1994, and February 14, 1993 were comprised of sixteen weeks each, while the remainder of the Company's quarterly periods were comprised of twelve weeks each, except for the fourth quarter of 1993 which was thirteen weeks.

(b) Includes pre-tax asset disposal, restructuring and related cost charge of $23,000,000 (see Note 2) and $1,918,000 income from settlement of litigation (see Note 3).

(c) Includes pre-tax restructuring charge of $1,300,000 (see Note 2) and income tax expense reduction due to a change in the federal rate (see Note 9).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 1995 Annual Meeting of Shareholders. Such statement will be filed not later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein beginning on page 32.

Report of Independent Public Accountants on Financial Statement Schedule.

Schedule VIII - Valuation and Qualifying Accounts for the years ended October 30, 1994, October 31, 1993 and October 25, 1992.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(2) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 35.

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's currently effective Registration Statements on Form S-8:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to any statute, charter provisions, bylaws, contract, or other arrangements, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of VICORP Restaurants, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated December 6, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
    Arthur Andersen LLP
    Denver, Colorado,
    December 6, 1994.

                         VICORP Restaurants, Inc.
             Schedule VIII - VALUATION AND QUALIFYING ACCOUNTS
                For the Three Years Ended October 30, 1994
                              (in thousands)

Column A                               Column B              Column C         Column D      Column E
- - -----------                            ----------    -----------------------  ---------    ----------
                                                            Additions
                                                     -----------------------
                                       Balance at    Charged to   Charged                   Balance
                                       beginning     costs and    to other                  at end
Description                            of period     expenses     accounts    Deductions    of period
- - -----------                            ---------    -----------   ---------   -----------   ---------
Year ended October 30, 1994:
 Allowance for doubtful accounts       $   4,657     $      185   $  295 (4)  $  2,100 (1)  $   3,037
 Discounts                                 1,019           (115)     266 (2)        --          1,170
 Allowance for loss on disposal            2,615         10,675       --           863 (1)     12,427
 Accumulated amortization                  5,549            813       --           147 (3)      6,215
                                       ---------     ----------   ------      --------      ---------
                                       $  13,840     $   11,558   $  561      $  3,110      $  22,849
                                       =========     ==========   ======      ========      =========
Year ended October 31, 1993:
 Allowance for doubtful accounts       $   5,018     $      410   $  248 (4)  $  1,019 (1)  $   4,657
 Discounts                                    93            (20)     946 (2)        --          1,019
 Allowance for loss on disposal            2,733             --       --           118 (1)      2,615
 Accumulated amortization                  4,820            900       --           171 (3)      5,549
                                       ---------     ----------   ------      --------      ---------
                                       $  12,664     $    1,290   $1,194      $  1,308      $  13,840
                                       =========     ==========   ======      ========      =========
Year ended October 25, 1992:
 Allowance for doubtful accounts       $   1,839     $    2,746   $  504 (4)  $     71 (1)  $   5,018
 Discounts                                   403            (15)      --           295 (5)         93
 Allowance for loss on disposal            2,514            375       --           156 (1)      2,733
 Accumulated amortization                  5,030            904       --         1,114 (3)      4,820
                                       ---------     ----------   ------      --------      ---------
                                       $   9,786     $    4,010   $  504      $  1,636      $  12,664
                                       =========     ==========   ======      ========      =========

(1) Charges to the accounts for purposes for which the reserves were created. Deductions to the allowance for doubtful accounts in 1994 includes $1,918,000 reversal of previously established allowance due to settlement of litigation in excess of the net receivable previously recognized for the claim.
(2) Establishment of discounts on receivables.
(3) Asset dispositions and write-offs of fully amortized assets.
(4) Establishment of reserves by charges directly to income.
(5) Recognition of deferred gains.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                       October 30,      October 31,
                                             1994             1993
                                       -----------      -----------
Deducted from current receivables      $    1,480       $      561
Deducted from property and equipment       11,374            2,615
Deducted from long-term receivables         2,727            5,115
Deducted from other assets                  7,268            5,549
                                       -----------      -----------
                                       $   22,849       $   13,840
                                       ===========      ===========

                               EXHIBIT INDEX

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk (*). For each such exhibit there is shown below the filing and exhibit number of the document in the previous filing. The registration statements were filed by the Company unless otherwise indicated. Exhibits which are not required for this report are omitted.
Exhibit             Description of Document
- - -------            -------------------------
3       - *(i) Articles of Incorporation, as Amended - Form 10-K for the year ended October 29, 1989.
        - *(ii) Bylaws - Form 10-K for the year ended October 29, 1989.
4       - *(i) Specimen Stock Certificate - Form 10-K for the year ended
                October 30, 1988.
        - *(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of VICORP Restaurants, Inc.
          - Current Report of VICORP Restaurants, Inc. on Form 8-K dated May 26, 1987.
        - *(iii) Rights Agreement dated as of May 12, 1987 between VICORP Restaurants, Inc. and Bank of America National Trust & Savings Association as Rights Agent - Current Report of VICORP Restaurants, Inc. on Form 8-K dated May 26, 1987.
10      - Material Contracts
        *(i) Franchise Operating Agreement - Registration Statement 2-83326,
          Exhibit 10(b).
        *(ii) Amended & Restated Credit Agreement dated April 19, 1991 between
          VICORP Restaurants, Inc. and Citibank, N.A. ("Amended & Restated Credit Agreement"). - Form 10-K for the year ended October 27, 1991,
          Exhibit 10(viii).
        *(iii) Equipment Lease Agreement dated as of August 15, 1991 between
          Citicorp Leasing, Inc. and VICORP Restaurants, Inc. - Form 10-K for the year ended October 27, 1991, Exhibit 10(ix).
        *(iv) Assignment and Acceptance dated October 10, 1991 between Citibank
          N.A. and NCNB Texas National Bank - Form 10-K for the year ended October 27, 1991, Exhibit 10(x).
        *(v) Amendment No. 2 dated February 10, 1992 to Amended & Restated
         Credit Agreement - Form 10-K for the year ended October 25, 1992,
         Exhibit 10(xi).
        (vi) Executive Compensation Plans and Arrangements
           *(a) 1982 Incentive Stock Option Plan - Registration Statement
             2-78250, Exhibit 10(c).
           *(b) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
             the quarter ended May 10, 1987, Exhibit 10(i).
           *(c) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
             the quarter ended August 2, 1987, Exhibit 10.
           *(d) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
             the quarter ended May 8, 1988, Exhibit 10.
           *(e) Amendment to 1982 Incentive Stock Option Plan, Form 10-K for
             the year ended October 25, 1992, Exhibit 10(ix).
           *(f) 1983 Non-Qualified Stock Option Plan - Registration Statement
             2-83326, Exhibit 10(c).
           *(g) Amendment to 1983 Non-Qualified Stock Option Plan - Form 10-Q
             for the quarter ended May 10, 1987, Exhibit 10(ii).
           *(h) Amendment to 1983 Non-Qualified Stock Option Plan - Form 10-K
             for the year ended October 25, 1992, Exhibit 10(x).
           *(i) VICORP Restaurants, Inc. Outstanding Stock Purchase Plan
             (1989) - Registration Statement 33-32608, Exhibit 4(h).
           *(j) Deferred Compensation Plan of VICORP Restaurants, Inc. as
             amended - Form 10-K for the year ended October 31, 1993, Exhibit 10(vi)(1).
           *(k) Form Severance Agreement (Executive Officers excluding
             Frederickson and Jenkins) - Form 10-K for the year ended October 31, 1993, Exhibit 10(vi).
           *(l) Severance Agreement Charles R. Frederickson - Form 10-K for
             the year ended October 31, 1993, Exhibit 10(vi).
            (m) Employment Severance and Release Agreement - Robert S. Benson.
            (n) Employment Agreement of J. Michael Jenkins dated August 26,
             1994.
            (o) Stock Option Agreement for J. Michael Jenkins dated August 26,
             1994.
23      - Consents of Accountants
24      - Power of Attorney
27      - Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of January, 1995.

                         VICORP RESTAURANTS, INC. (Registrant)


                         By /s/ Charles R. Frederickson
                                Charles R. Frederickson, Chairman of the Board
                                 and Co-Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 23, 1995 on behalf of the registrant and in the capacities indicated.

     Signature                              Title
     ---------                              -----
/s/ Charles R. Frederickson         Chairman of the Board and Co-Chief Executive
(Charles R. Frederickson)            Officer

/s/ J. Michael Jenkins              Director, President and Co-Chief Executive
(J. Michael Jenkins)                 Officer

/s/ Dennis L. Kuper                 Executive Vice President/Finance
(Dennis L. Kuper)                   (Principal Financial and Accounting Officer)


/s/ Charles R. Frederickson
  (Charles R. Frederickson)*


* Charles R. Frederickson, as attorney-in-fact for Carole Lewis Anderson, Bruce
B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.