Form 10-Q
VICORP RESTAURANTS INC
filed 1995-03-27
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 19, 1995

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


                             Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The registrant had 9,520,759 shares of its $.05 par value Common Stock outstanding as of March 22, 1995.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                             February 19,      October 30,
                                                1995              1994
                                             ------------      -----------
                                             (unaudited)
ASSETS

Current assets
 Cash                                        $      4,598      $     6,123
 Receivables                                        3,393            9,801
 Inventories                                        7,948           10,585
 Deferred income taxes                              6,000            6,000
 Prepaid expenses and other                         3,037            2,592
                                             ------------      -----------
  Total current assets                             24,976           35,101
                                             ------------      -----------
Property and equipment, net                       160,035          165,802
Deferred income taxes                              32,391           33,550
Other assets                                       14,781           14,570
                                             ------------      -----------
Total assets                                 $    232,183      $   249,023
                                             ============      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations         $      1,748      $     1,796
 Accounts payable, trade                           12,857           19,246
 Accrued compensation                               4,563            5,965
 Accrued taxes                                      9,160            9,979
 Accrued insurance                                  6,860            6,537
 Other accrued expenses                             4,945            6,930
                                             ------------      -----------
       Total current liabilities                   40,133           50,453
                                             ------------      -----------
Long-term debt (Note 2)                            20,500           28,573
Capitalized lease obligations                      13,379           13,981
Non-current accrued insurance                       7,907            7,750
Other non-current liabilities and credits          12,760           13,400

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued                         --               --

 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,519,759 and 9,509,426
  shares issued and outstanding                       476              476
 Paid-in capital                                   91,683           91,544
 Retained earnings                                 45,345           42,846
                                             ------------      -----------
  Total shareholders' equity                      137,504          134,866
                                             ------------      -----------
Total liabilities and shareholders' equity   $    232,183      $   249,023
                                             ============      ===========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                        Sixteen weeks ended
                                    ----------------------------
                                    February 19,    February 20,
                                       1995            1994
                                    ------------    ------------
                                            (unaudited)
 Revenues
   Restaurant operations            $    123,041    $    129,959
   Franchise operations                      992             867
                                    ------------    ------------
        Total revenues                   124,033         130,826
                                    ------------    ------------

 Costs and expenses
   Restaurant operations
     Food                                 39,651          39,445
     Labor                                37,877          38,422
     Other operating                      33,807          35,749
   General and administrative              7,802          10,254
   Interest                                1,168           1,204
   Other (income) expense, net              (270)            (39)
                                    ------------    ------------
       Total costs and expenses          120,035         125,035
                                    ------------    ------------
 Income before income tax expense          3,998           5,791
 Income tax expense                        1,499           2,171
                                    ------------    ------------
 Net income                         $      2,499    $      3,620
                                    ============    ============

Earnings per common and dilutive
  common equivalent share           $        .26    $        .36
                                    ============    ============

Weighted average common shares and
  dilutive common share equivalents        9,656          10,049


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                         Sixteen weeks ended
                                                    ----------------------------
                                                    February 19,   February 20,
                                                        1995           1994
                                                    ------------   ------------
                                                             (unaudited)
OPERATIONS
Net income                                          $      2,499    $     3,620
Reconciliation to cash provided by operations
 Depreciation and amortization                             7,067          7,838
 Deferred income tax provision                             1,160          1,708
 Loss on disposition of assets                               247            508
 Other, net                                                  (21)           (65)
                                                    ------------    -----------
                                                          10,952         13,609
 Change in assets and liabilities
  Trade receivables                                          334            (62)
  Inventories                                              2,612          3,817
  Accounts payable, trade                                 (6,389)        (6,285)
  Other current assets and liabilities                    (4,361)        (3,293)
  Non-current accrued insurance                              157            (70)
                                                    ------------    -----------
 Cash provided by operations                               3,305          7,716
                                                    ------------    -----------

INVESTING ACTIVITIES
Purchase of property and equipment                        (1,816)       (10,319)
Purchase of other assets                                     (84)          (376)
Disposition of property                                     (539)          (384)
Additions to non-trade receivables                            --         (1,088)
Collection of non-trade receivables                        6,100            674
                                                    ------------    -----------
 Cash provided by (used for) investing activities          3,661        (11,493)
                                                    ------------    -----------

FINANCING ACTIVITIES
Issuance of debt                                          12,500          7,750
Payment of debt and capitalized lease obligations        (21,114)          (574)
Purchase of common stock                                      --         (2,855)
Other, net                                                   123             36
                                                    ------------    -----------
 Cash provided by (used for) financing activities         (8,491)         4,357
                                                    ------------    -----------

Increase (decrease) in cash                               (1,525)           580
Cash at beginning of period                                6,123          5,288
                                                    ------------    -----------
Cash at end of period                               $      4,598    $     5,868
                                                    ============    ===========
Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)               $      1,168    $     1,127
 Income taxes                                                456            560


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)


1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 30, 1994. The unaudited financial statements for the sixteen weeks ended February 19, 1995 and February 20, 1994 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of February 19, 1995, the Company had $20,250,000 of borrowings outstanding and $9,421,000 of letters of credit placed under its bank credit facility.

3. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. As of February 19, 1995, the Company had closed 14 of those locations, of which five stores were disposed through sublease arrangements. The remaining 36 restaurants will continue to be operated until a satisfactory sale or sublease can be negotiated or until individual restaurant unit economics dictate closure. Operating results for the 50 locations for the first quarters of fiscal 1995 and 1994 were as follows:


                                       Quarter ended       Quarter ended
                                     February 19, 1995   February 20, 1994
                                     -----------------   -----------------
       Sales                          $   9,837,000       $  12,312,000
       Store operating profit(loss)         (27,000)            124,000

   During the first quarter of 1995, $451,000 of closure related costs and $710,000 of severance were charged against the liability established for such costs.




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of VICORP Restaurants, Inc. :

We have reviewed the accompanying condensed consolidated balance sheet of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of February 19, 1995, and the related condensed consolidated statements of operations for the sixteen week periods ended February 19, 1995 and February 20, 1994, and the condensed consolidated statements of cash flows for the sixteen week periods ended February 19, 1995 and February 20, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 30, 1994, (not presented herein), and, in our report dated December 6, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 30, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                ARTHUR ANDERSEN LLP

                Denver, Colorado,
                March 24, 1995.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the quarterly periods ended February 19, 1995 and February 20, 1994 were comprised of sixteen weeks each, while the remainder of the Company's quarterly periods are comprised of twelve weeks each. As a result, the financial information for the periods presented is not indicative of results that may be achieved on an annual basis.


RESTAURANT OPERATIONS

The following table sets forth certain information for the Company's two primary operating concepts and the Company as a whole.

                                          Sixteen weeks ended
                                     --------------------------------
                                     February 19,        February 20,
                                         1995                1994
                                     ------------        ------------
VILLAGE INN
 Restaurant sales                    $ 41,895,000        $ 45,674,000
 Store operating profit percentage           13.8%               13.1%
 Restaurants at quarter-end                   106                 126

BAKERS SQUARE
 Restaurant sales                    $ 77,230,000        $ 83,766,000
 Store operating profit percentage            7.8%               12.4%
 Restaurants at quarter-end                   182                 192

CONSOLIDATED
 Restaurant sales                    $123,041,000        $129,959,000
 Food cost percentage                        32.2%               30.4%
 Labor cost percentage                       30.8%               29.6%
 Other operating cost percentage             27.5%               27.5%
 Store operating profit percentage            9.5%               12.6%

Consolidated restaurant sales decreased 5.3% during the first quarter of 1995 compared to the first quarter of 1994. The sales decrease was primarily due to a 4.0% decrease in comparable sales. Additionally, the Company operated approximately twelve fewer equivalent restaurants in 1995's first quarter compared to the same quarter in 1994 due to restaurant closures and dispositions. The comparable sales decrease occurred entirely in the Bakers Square division, where customer counts decreased for the fourteenth straight quarter. The declines were the result of various operational, demographic and competitive issues which lead to substantial organizational changes in 1994 and the decision to dispose of 50 restaurants as discussed below. Management is focused on increasing customer counts. This requires actions that include higher expense for both food and labor. Also, Bakers Square lowered its menu prices in the second quarter of 1995. The comparable sales decrease occurred despite severe winter weather in the Midwest and an earthquake in California during the first quarter of 1994. Menu price changes did not materially effect the first quarter sales comparison.

Store operating profit decreased both in total and as a percentage of sales. Higher food and labor cost resulted from the changes discussed above and modest inflationary increases coupled with no menu price increases. Also, lower comparable sales in relationship to the fixed portion of labor costs and other fixed costs contributed to the decrease. These items were partially offset by lower depreciation expense as a result of asset dispositions.

James F. Caruso resigned as President of the Bakers Square division on February 16, 1995. His duties were assumed by J. Michael Jenkins, President of the Company. Nicholas P. Galanos joined the Company as the President of the Angel's Diner division on February 1, 1995.


ASSET DISPOSALS

As of February 19, 1995, the Company had closed 14 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. Five of the closed units have been disposed of through sublease. The remaining 36 locations will remain open until a satisfactory sale or sublease can be arranged, or until unit economics dictate closure. The following table details sales and operating results for the 50 restaurants for the first quarters of fiscal 1995 and 1994. The table also segregates those restaurants which are closed and therefore only operated for a partial quarter in 1995 but a full quarter in 1994 and those that remain open and operated for the full quarter in both fiscal 1995 and 1994.


                                                   1995                           1994
                                        ----------------------------     --------------------------
                                                        Operating                      Operating
                                           Sales       Profit (Loss)        Sales     Profit (Loss)
                                        -----------    -------------     -----------  -------------
Village Inn
  Stores closed at February 19, 1995    $   359,000    $    (57,000)     $ 1,701,000  $    (26,000)
  Stores open at February 19, 1995        2,598,000          83,000        2,738,000         7,000
                                        -----------    -------------     -----------  -------------
 Total                                  $ 2,957,000    $     26,000      $ 4,439,000  $    (19,000)

Bakers Square
  Stores closed at February 19, 1995    $   866,000    $    (91,000)     $ 1,330,000  $    (61,000)
  Stores open at February 19, 1995        6,014,000          38,000        6,543,000       204,000
                                        -----------    -------------     -----------  -------------
 Total                                  $ 6,880,000    $    (53,000)     $ 7,873,000  $    143,000


During the third quarter of fiscal 1995, the Company plans to discontinue internal distribution and warehousing of grocery products to its restaurants. At that time, the Company will begin utilizing an external distribution company for those services. Management does not anticipate that significant changes in delivered product costs will result from the change, however, food inventories should be reduced by approximately $2.5 to $3.0 million.


OTHER REVENUES AND EXPENSE

General and administrative expense decreased largely as the result of administrative office consolidations, staff reductions and reduced incentive and legal expenses. As a percent of revenues, general and administrative costs were 6.3% in 1995 compared to 7.8% in the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations decreased 57% in the first quarter of 1995 compared to the same period in 1994 primarily due to lower operating income, the payment of severance expenses and the fact that the Company reduced year-end inventories by $2.6 million in 1995 versus $3.8 million in 1994.

As of February 19, 1995, $20,250,000 of advances were outstanding under the Company's bank credit facility and approximately $45,300,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. The Company reduced its outstanding bank advances by $8,000,000 in the first quarter of 1995 principally due to collection of an insurance receivable.

As of February 19, 1995, authorizations granted by the Board for the purchase of 508,500 common shares of the Company's common stock remained available. No shares were purchased in the first quarter of 1995. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures for the first quarter of 1995 were significantly lower than those incurred during the first quarter of 1994 because of the Company's near-term focus on service enhancing initiatives rather than remodel and growth activities. Capital expenditures approximating $15,000,000 are expected during the remainder of the fiscal year. Cash provided by operations and the unused portion of the Company's bank credit facility are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.



                         PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           (10)  Employment Severance and Release Agreement - James F. Caruso.

           (15)  Letter regarding unaudited interim financial information.

           (27)  Financial data schedule.


                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VICORP Restaurants, Inc.
                          ------------------------
                                (Registrant)



March 27, 1995             /s/ J. Michael Jenkins
                           ----------------------
                           J.  Michael Jenkins, President and  Co-Chief
                                                Executive Officer



March 27, 1995             /s/ Dennis L. Kuper
                           -------------------
                           Dennis L. Kuper, Executive Vice President of Finance