Form 10-K/A
period 1994-10-30
VICORP RESTAURANTS INC
filed 1995-04-28
CIK 703799

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



                                 AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1994 on Form 10-K as set forth in the pages attached hereto:

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



                                   VICORP Restaurants, Inc.
                                   (Registrant)


                                   By   /s/ Dennis L. Kuper
                                        --------------------------
                                        Dennis L. Kuper, Executive
                                        Vice President/Finance



Date:  April 19, 1995
Commission File Number 0-12343