Form 10-Q
period 1995-05-14
VICORP RESTAURANTS INC
filed 1995-06-21
CIK 703799

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 14, 1995

                               OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                    Commission file number 0-12343

                        VICORP Restaurants, Inc.
        (Exact name of registrant as specified in its charter)

               COLORADO                                84-0511072
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

               400 West 48th Avenue,  Denver, Colorado,  80216
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

Yes  X       No

The registrant had 9,012,759 shares of its $.05 par value Common Stock outstanding as of June 16, 1995.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                May 14,           October 30,
                                                 1995                1994
                                              -----------         -----------
                                              (unaudited)
ASSETS

Current assets
 Cash                                       $      6,034        $      6,123
 Receivables                                       3,259               9,801
 Inventories                                       8,308              10,585
 Deferred income taxes                             6,000               6,000
 Prepaid expenses and other                        3,184               2,592
                                             -----------         -----------
  Total current assets                            26,785              35,101
                                             -----------         -----------
Property and equipment, net                      155,310             165,802
Deferred income taxes                             32,319              33,550
Other assets                                      14,529              14,570
                                             -----------         -----------
Total assets                                $    228,943        $    249,023
                                             ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations        $      1,683        $      1,796
 Accounts payable, trade                          14,296              19,246
 Accrued compensation                              4,701               5,965
 Accrued taxes                                     9,792               9,979
 Accrued insurance                                 6,592               6,537
 Other accrued expenses                            5,085               6,930
                                             -----------         -----------
   Total current liabilities                      42,149              50,453
                                             -----------         -----------
Long-term debt (Note 2)                           25,500              28,573
Capitalized lease obligations                     12,533              13,981
Non-current accrued insurance                      7,115               7,750
Other non-current liabilities and credits         11,667              13,400

Commitments and contingencies

Shareholders' equity (Note 3)
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued                        --                  --
Common stock, $.05 par value, 20,000,000
 shares authorized, 9,012,759 and 9,509,426
 shares issued and outstanding                       451                 476
Paid-in capital                                   84,025              91,544
Retained earnings                                 45,503              42,846
                                            ------------        ------------
 Total shareholders' equity                      129,979             134,866
                                            ------------        ------------
Total liabilities and shareholders' equity $     228,943       $     249,023
                                            ============        ============

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                         Twelve               Twenty-eight
                                       weeks ended             weeks ended
                                    -----------------       -----------------
                                    May  14,  May 15,       May 14,   May 15,
                                     1995      1994          1995      1994
                                    -------- --------       -------   -------
                                                   (unaudited)

Revenues
 Restaurant operations               $84,433  $96,280      $207,474  $226,239
 Franchise operations                    891      765         1,883     1,632
                                      ------   ------       -------   -------
 Total revenues                       85,324   97,045       209,357   227,871
                                      ------   ------       -------   -------

Costs and expenses
 Restaurant operations
  Food                                27,303   28,426        66,954    67,871
  Labor                               27,956   28,944        65,833    67,366
  Other operating                     23,364   26,806        57,171    62,555
 General and administrative            5,818    8,111        13,620    18,365
 Interest                                811      919         1,979     2,123
 Other (income) expense, net            (181)     (44)         (451)      (83)
                                      ------   ------       -------   -------
 Total costs and expenses             85,071   93,162       205,106   218,197
                                      ------   ------       -------   -------
Income before income tax expense         253    3,883         4,251     9,674
Income tax expense                        95    1,456         1,594     3,627
                                      ------   ------       -------   -------
Net income                           $   158  $ 2,427      $  2,657  $  6,047
                                      ======   ======       =======   =======

Earnings per common and dilutive
 common equivalent share             $   .02  $   .25      $    .28  $    .61
                                      ======   ======       =======   =======

Weighted average common shares and
 dilutive common share equivalents     9,479    9,833         9,578     9,951
                                      ======   ======       =======   =======

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                    Twenty-eight weeks ended
                                                    ------------------------
                                                    May 14,          May 15,
                                                     1995              1994
                                                    -------          -------
                                                           (unaudited)
Operations
Net income                                         $  2,657         $  6,047
Reconcilation to cash provided by operations
 Depreciation and amortization                       12,129           13,877
 Deferred income tax provision                        1,231            2,854
 Loss on disposition of assets                          287              942
 Other, net                                             (19)            (153)
                                                    -------          -------
                                                     16,285           23,567
 Change in assets and liabilities
  Trade receivables                                     457              835
  Inventories                                         2,251            2,812
  Accounts payable, trade                            (4,950)          (6,837)
  Other current assets and liabilities               (3,867)            (955)
  Non-current accrued insurance                        (635)            (381)
                                                    -------          -------
 Cash provided by operations                          9,541           19,041
                                                    -------          -------

Investing activities
Purchase of property and equipment                   (3,550)         (14,678)
Purchase of other assets                                (68)            (409)
Disposition of property                                (590)             315
Additions to non-trade receivables                       --           (1,088)
Collection of non-trade receivables                   6,234              839
                                                    -------          -------
 Cash provided by (used for) investing activities     2,026          (15,021)
                                                    -------          -------

Financing activities
Issuance of debt                                     20,250            7,750
Payment of debt and capitalized lease obligations   (24,255)          (6,956)
Purchase of common stock                             (7,694)          (5,095)
Other, net                                               43              193
                                                    -------          -------
 Cash used for financing activities                 (11,656)          (4,108)
                                                    -------          -------

Decrease in cash                                        (89)             (88)
Cash at beginning of period                           6,123            5,288
                                                    -------          -------

Cash at end of period                              $  6,034         $  5,200
                                                    =======          =======

Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)              $  1,994         $  2,123
 Income taxes                                           861            1,098

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)


1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 30, 1994.
   The unaudited financial statements for the twelve and twenty-eight weeks ended May 14, 1995 and May 15, 1994 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of May 14, 1995, the Company had $25,250,000 of borrowings and $10,284,000 of letters of credit placed under its bank credit facility.

3. During the first half of 1995, the Company purchased 508,000 shares of its common stock for $7,694,000 pursuant to authorization from its Board of Directors.

4. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. As of May 14, 1995, the Company had closed 17 of those locations, of which eight stores were disposed through sublease or sale arrangements. The remaining 33 restaurants will continue to be operated until a satisfactory sale or sublease can be negotiated or until individual restaurant unit economics dictate closure. Operating results for the 50 locations were as follows:


                                                 Twelve                   Twenty-eight
                                               weeks ended                weeks ended
                                          ----------------------     -----------------------
                                            May 14,      May 15,        May 14,       May 15,
                                             1995         1994           1995          1994
                                          ---------    ---------     ----------    ----------

        Sales                            $5,799,000   $9,105,000    $15,636,000   $21,417,000
        Store operating profit (loss)      (230,000)     (60,000)      (222,000)       64,000

During the twenty-eight weeks ended May 14, 1995, $778,000 of closure related costs and $1,143,000 of severance were charged against the liability established for such costs.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

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

RESTAURANT OPERATIONS

The following table sets forth certain operating information for the Company's two primary operating concepts and the Company as a whole.


                                      Twelve weeks ended           Twenty-eight weeks ended
                                    ----------------------         ------------------------
                                    May 14,        May 15,          May 14,        May 15,
                                     1995           1994             1995           1994
                                    -------        -------          -------        -------

VILLAGE INN
     Restaurant sales            $30,525,000    $34,756,000      $72,420,000   $80,430,000
     Store operating profit %           16.6%          13.7%            15.0%         13.4%
     Restaurants at quarter-end          105            123

BAKERS SQUARE
     Restaurant sales            $51,488,000    $61,022,000     $128,718,000  $144,788,000
     Store operating profit %            1.9%          11.9%             5.4%         12.2%
     Restaurants at quarter-end          180            192

CONSOLIDATED
     Restaurant sales            $84,433,000    $96,280,000     $207,474,000   $226,239,000
     Food cost %                        32.3%          29.5%            32.3%          30.0%
     Labor cost %                       33.1%          30.1%            31.7%          29.8%
     Other operating cost %             27.7%          27.8%            27.6%          27.6%
     Store operating profit %            6.9%          12.6%             8.4%          12.6%

Consolidated restaurant sales decreased 12.3% during the second quarter and 8.3% for the fiscal first half of 1995 in comparison to the same prior year periods. The Company operated approximately twenty-four fewer equivalent restaurants in 1995's second quarter and eighteen fewer equivalent restaurants in the first half of 1995 than in the comparable time frame last year, due to restaurant closures and dispositions. The sales decreases were also affected by an 8.1% decrease in comparable sales in the quarter and a 5.5% decrease in comparable sales for the first half of the year, primarily in the Bakers Square division. A principal factor effecting same store sales in the second quarter was a menu price reduction at Bakers Square. Per person average expenditures declined by 10% as a result of lowering prices.

Store operating profit for the second quarter and first half of the year decreased both in total and as a percentage of sales. The Village Inn division showed store operating profit improvement for both the second quarter and first half of 1995, while the Bakers Square division registered declines. Bakers Square reduced menu prices contributed to the decline in store operating profit in the second quarter of 1995. Lower comparable sales in relationship to the fixed portion of labor and other fixed costs and investments in food and labor to improve customer counts, also contributed to the decrease. These items were partially offset by reduced insurance expense and lower depreciation expense as a result of asset dispositions.

ASSET DISPOSALS

As of May 14, 1995, the Company had closed 17 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. Eight of the closed units have been disposed of through sublease or sale arrangements. The remaining 33 locations will remain open until a satisfactory sale or sublease can be arranged, or until unit economics dictate closure. The following table details sales and operating results for the 50 restaurants for the first half of fiscal 1995 and 1994. The tables also segregate those restaurants which are closed and therefore only operated for a portion of 1995 but all of 1994 and those that remain open and operated for all of fiscal 1995 and 1994.


Twelve weeks ended:                            May 14, 1995                 May 15, 1994
                                               ------------                 ------------
                                                       Operating                     Operating
                                            Sales    Profit (Loss)         Sales   Profit (Loss)
                                            -----    -------------         -----   -------------
Village Inn
   Stores closed at May 14, 1995     $     95,000    $      (5,000)  $ 1,476,000   $    (10,000)
   Stores open at May 14, 1995          1,747,000           64,000     1,905,000          1,000
                                     -----------------------------------------------------------
   Total                             $  1,842,000    $      59,000   $ 3,381,000   $     (9,000)

Bakers Square
   Stores closed at May 14, 1995     $    113,000    $     (16,000)  $ 1,269,000   $    (70,000)
   Stores open at May 14, 1995          3,844,000         (273,000)    4,455,000         19,000
                                     ----------------------------------------------------------
   Total                             $  3,957,000    $    (289,000)  $ 5,724,000   $    (51,000)



Twenty-eight weeks ended:                      May 14, 1995                 May 15, 1994
                                               ------------                 ------------
                                                       Operating                     Operating
                                            Sales    Profit (Loss)         Sales   Profit (Loss)
                                            -----    -------------         -----   -------------

Village Inn
   Stores closed at May 14, 1995     $    663,000    $    (24,000)   $ 3,395,000   $    (26,000)
   Stores open at May 14, 1995          4,136,000         144,000      4,425,000         (2,000)
                                     -----------------------------------------------------------
   Total                             $  4,799,000    $    120,000    $ 7,820,000   $    (28,000)

Bakers Square
   Stores closed at May 14, 1995     $  1,378,000    $   (120,000)   $ 3,036,000   $   (119,000)
   Stores open at May 14, 1995          9,459,000        (222,000)    10,561,000        211,000
                                     -----------------------------------------------------------
   Total                             $ 10,837,000    $   (342,000)   $13,597,000   $     92,000


In April, the Company closed its pie production facility in Phoenix, Arizona and transferred the production of pies for that market to the Company's California facility to reduce overhead costs.

During the third quarter of fiscal 1995, the Company plans to discontinue internal warehousing and distribution of grocery products for its restaurants. The Company will begin utilizing an independent distribution company for those services. Management does not anticipate that significant changes in delivered product costs will result from the change, however, food inventories should be reduced by approximately $2.5 to $3.0 million.

OTHER REVENUES AND EXPENSE

General and administrative expense decreased largely as the result of administrative office consolidations, staff reductions and reduced incentive and legal expenses. As a percentage of revenues, general and administrative costs for the first half of 1995 were 6.5% compared to 8.1% in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash provided by operations decreased 50% in the first half of 1995 compared to the same period in 1994 primarily due to lower operating income and the payment of severance expenses. Operating cash flow was supplemented by collection of an insurance receivable in 1995's first quarter.

As of May 14, 1995, $25,250,000 of advances were outstanding under the Company's bank credit facility and approximately $39,500,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. The Company reduced its outstanding bank advances by $3,000,000 in the first half of 1995.

During the first half of 1995, the Company purchased 508,000 shares of its common stock for $7,694,000, which essentially filled the existing authorizations granted by its Board. Future authorizations and purchases will be dependent upon various business and financial considerations.

Capital expenditures in 1995 were significantly lower than those incurred during the same time frame in 1994, because of the Company's continued focus on service enhancement rather than remodel and growth activities. Capital expenditures approximating $9,000,000 are expected during the remainder of the fiscal year. Cash provided by operations and the unused portion of the Company's bank credit facility are expected to be adequate to fund these expenditures.



                             ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of VICORP RESTAURANTS, INC. (a Colorado corporation) and subsidiary as of May 14, 1995, and the related condensed consolidated statements of operations for the 12- and 28-week periods ended May 14, 1995 and May 15, 1994, and the condensed consolidated statements of cash flows for the 28-week periods ended May 14, 1995 and May 15, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 30, 1994 (not presented herein), and in our report dated December 6, 1994 we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 30, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                    /s/ ARTHUR ANDERSEN LLP
                    -----------------------
                        ARTHUR ANDERSEN LLP

Denver, Colorado,
  June 9, 1995.


                          PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On April 11, 1995, the Registrant held its Annual Meeting of Shareholders. At that meeting, four proposals were submitted to the shareholders for approval. Those proposals related to the election of directors, ratification of the appointment of the Company's independent auditors for VICORP's 1995 fiscal year, and amendments to the Company's 1982 and 1983 Stock Option Plans.

     As to the first proposal, each of the nominees for directors were elected based upon the following vote:

     Director                 For         Against      Abstain      Broker Non-
                                                                      Votes
- --------------------------------------------------------------------------------
Carole Lewis Anderson      8,139,998       33,673          --               --

Bruce B. Brundage          8,139,999       33,672          --               --

Charles R. Frederickson    8,058,998      114,673          --               --

John C. Hoyt               8,139,999       33,672          --               --

J. Michael Jenkins         8,059,480      114,191          --               --

Robert T. Marto            8,139,999       33,672          --               --

Dudley C. Mecum            8,059,898      113,773          --               --

Dennis B. Robertson        8,059,999      113,672          --               --

Arthur Zankel              8,139,598       34,073          --               --

     The selection of Arthur Andersen LLP to serve as the Company's independent accountants for fiscal 1995 was ratified. The vote was 8,109,116 for; 53,669 against; 10,886 abstained; and no broker non-votes.

     The proposal to amend the Company's 1982 Stock Option Plan, specifically to extend the Plan's term by an additional five years, was approved. The vote was 7,577,410 for; 517,935 against; 49,831 abstained; and 28,495 broker non-votes.

     The proposal to amend the Company's 1983 Stock Option Plan (to extend the Plan's term by five years, and to increase by 100,000 shares the shares issuable under the Plan) was approved. The vote was 7,250,321 for; 806,139 against; 88,716 abstained; and 28,495 broker non-
votes.


Item 6:  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       (10) Amendment No. 1 Dated as of May 1, 1995 to Second Amendment and Restated Credit Agreement Dated as of June 18, 1993.

       (15)     Letter regarding unaudited interim financial information.

       (27)     Financial data schedule.


                                SIGNATURES
                                ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)



June 21, 1995                    /s/ J. Michael Jenkins
                                 ----------------------
                                 J. Michael Jenkins, President
                                  and Co-Chief Executive Officer



June 21, 1995                    /s/ Dennis L. Kuper
                                 -------------------
                                 Dennis L. Kuper, Executive Vice
                                  President of Finance and Chief
                                  Financial Officer