Form 10-Q
period 1995-08-06
VICORP RESTAURANTS INC
filed 1995-09-20
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 6, 1995

                               OR

 [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X       No

The registrant had 9,014,026 shares of its $.05 par value Common Stock outstanding as of September 8, 1995.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                             August 6,       October 30,
                                               1995             1994
                                           -----------       -----------
                                           (unaudited)

ASSETS

Current assets
 Cash                                      $     6,280       $     6,123
 Receivables                                     3,535             9,801
 Inventories                                     6,386            10,585
 Deferred income taxes                           6,000             6,000
 Prepaid expenses and other                      3,205             2,592
                                           -----------       -----------
  Total current assets                          25,406            35,101
                                           -----------       -----------
Property and equipment, net                    152,769           165,802
Deferred income taxes                           34,896            33,550
Other assets                                    14,083            14,570
                                           -----------       -----------
Total assets                               $   227,154       $   249,023
                                           ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations       $     1,580       $     1,796
 Accounts payable, trade                        15,809            19,246
 Accrued compensation                            4,633             5,965
 Accrued taxes                                  10,701             9,979
 Accrued insurance                               5,607             6,537
 Other accrued expenses                          5,378             6,930
                                           -----------       -----------
 Total current liabilities                      43,708            50,453
                                           -----------       -----------
Long-term debt (Note 2)                         27,500            28,573
Capitalized lease obligations                   11,767            13,981
Non-current accrued insurance                    7,570             7,750
Other non-current liabilities and credits       10,597            13,400

Commitments and contingencies

Shareholders' equity (Note 3)
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued                      --                --
Common stock, $.05 par value, 20,000,000
 shares authorized, 9,012,759 and 9,509,426
 shares issued and outstanding                     451               476
Paid-in capital                                 84,036            91,544
Retained earnings                               41,525            42,846
                                           -----------       -----------
 Total shareholders' equity                    126,012           134,866
                                           -----------       -----------

Total liabilities and shareholders' equity $   227,154       $   249,023
                                           ===========       ===========

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                            Twelve               Forty
                                         weeks ended          weeks ended
                                  --------------------    --------------------
                                  August 6,  August 7,    August 6,  August 7,
                                    1995       1994         1995       1994
                                  ---------  ---------    ---------  ---------
                                                   (unaudited)

Revenues
 Restaurant operations            $  82,275  $  92,827    $ 289,749  $ 319,066
 Franchise operations                   941        756        2,824      2,388
                                  ---------  ---------    ---------  ---------
 Total revenues                      83,216     93,583      292,573    321,454
                                  ---------  ---------    ---------  ---------
Costs and expenses
 Restaurant operations
  Food                               28,913     27,479       95,867     95,350
  Labor                              29,828     28,428       95,661     95,794
  Other operating                    24,597     26,334       81,768     88,889
 General and administrative           6,083      8,355       19,703     26,720
 Interest                               909        817        2,888      2,940
 Other (income) expense, net           (221)      (255)        (672)      (338)
                                  ---------  ---------    ---------  ---------
 Total costs and expenses            90,109     91,158      295,215    309,355
                                  ---------  ---------    ---------  ---------
Income (loss) before income taxes    (6,893)     2,425       (2,642)    12,099
Income tax expense (benefit)         (2,915)       910       (1,321)     4,537
                                  ---------  ---------    ---------  ---------
Net income (loss)                 $  (3,978) $   1,515    $  (1,321) $   7,562
                                  =========  =========    =========  =========

Earnings (loss) per common and
 dilutive common equivalent share $    (.44) $     .16    $    (.14) $     .77
                                  =========  =========    =========  =========

Weighted average common shares and
 dilutive common share equivalents    9,013      9,687        9,317      9,869
                                  =========  =========    =========  =========

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                   Forty weeks ended
                                                August 6,     August 7,
                                                  1995          1994
                                                ---------     ---------
                                                      (unaudited)
Operations
Net income (loss)                               $  (1,321)    $   7,562
Reconcilation to cash provided by operations
 Depreciation and amortization                     17,371        19,982
 Deferred income tax provision                     (1,346)        3,569
 Loss on disposition of assets                        345         1,359
 Other, net                                           (31)         (290)
                                                ---------     ---------
                                                   15,018        32,182
 Change in assets and liabilities
  Trade receivables                                    41           918
  Inventories                                       4,173         2,724
  Accounts payable, trade                          (3,437)       (7,002)
  Other current assets and liabilities             (3,740)           49
  Non-current accrued insurance                      (179)          257
                                                ---------     ---------
 Cash provided by operations                       11,876        29,128
                                                ---------     ---------

Investing activities
Purchase of property and equipment                 (7,203)      (19,186)
Purchase of other assets                              (65)         (534)
Disposition of property                              (998)           (9)
Additions to non-trade receivables                     --        (1,088)
Collection of non-trade receivables                 6,462         1,239
                                                ---------     ---------
 Cash used for investing activities                (1,804)      (19,578)
                                                ---------     ---------

Financing activities
Issuance of debt                                   29,750         7,750
Payment of debt and capitalized lease obligations (32,130)       (9,834)
Purchase of common stock                           (7,694)       (6,625)
Other, net                                            159           374
                                                ---------     ---------
 Cash used for financing activities                (9,915)       (8,335)
                                                ---------     ---------

Increase in cash                                      157         1,215
Cash at beginning of period                         6,123         5,288
                                                ---------     ---------
Cash at end of period                           $   6,280     $   6,503
                                                =========     =========
Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)           $   2,873     $   2,962
 Income taxes                                         927         1,126

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)



1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 30, 1994.
   The unaudited financial statements for the twelve and forty weeks ended August 6, 1995 and August 7, 1994 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of August 6, 1995, the Company had $27,250,000 of borrowings and $10,858,000 of letters of credit placed under its bank credit facility. As of August 1, 1995, the facility was amended to reduce it to $55,000,000 from $75,000,000 and to modify a financial covenant as of the end of the third quarter of 1995.

3. During the first three quarters of 1995, the Company purchased 508,000 shares of its common stock for $7,694,000 pursuant to authorization from its Board of Directors. In September 1995, the Company's Board authorized acquisition of an additional 300,000 common shares and, at September 15, 1995, authorization to purchase an additional 300,500 common shares was available.

4. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued expected carrying costs pending disposition and sublease disposition losses. As of August 6, 1995, the Company had closed 30 of those locations, of which 14 stores were disposed through sublease or sale arrangements. The remaining 20 restaurants will continue to be operated until a satisfactory sale or sublease can be negotiated or until individual restaurant unit economics dictate closure. Operating results for the 50 locations were as follows:

                                           Twelve                      Forty
                                        weeks ended                  weeks ended
                                  -----------------------      --------------------------
                                   August 6,    August 7,        August 6,      August 7,
                                     1995         1994             1995           1994
                                  ----------  -----------      -----------    -----------

    Sales                         $4,755,000   $8,338,000      $20,391,000    $29,755,000
    Store operating profit (loss)   (646,000)    (342,000)        (868,000)      (278,000)


 During the forty weeks ended August 6, 1995, $1,553,000 of closure related costs and $1,183,000 of severance were charged against the liability established for such costs.



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

RESTAURANT OPERATIONS

The following table sets forth certain operating information for the Company's two primary operating concepts and the Company as a whole.

                                   Twelve weeks ended               Forty weeks ended
                                 -------------------------    ---------------------------
                                   August 6,     August 7,       August 6,      August 7,
                                     1995          1994            1995           1994
                                 -----------   -----------    ------------   ------------

VILLAGE INN
    Restaurant sales             $30,000,000   $32,949,000    $102,420,000   $113,379,000
    Store operating profit %            12.7%         11.8%           14.3%          12.9%
    Restaurants at quarter-end           104           120

BAKERS SQUARE
    Restaurant sales             $49,907,000   $58,783,000    $178,625,000   $203,571,000
    Store operating profit %            (8.7)%        11.2%            1.5%          11.9%
    Restaurants at quarter-end           168           193

CONSOLIDATED
    Restaurant sales             $82,275,000   $92,827,000    $289,749,000   $319,066,000
    Food cost %                         35.1%         29.6%           33.1%          29.9%
    Labor cost %                        36.3%         30.6%           33.0%          30.0%
    Other operating cost %              29.9%         28.4%           28.2%          27.9%
    Store operating profit %            (1.3)%        11.4%            5.7%          12.2%


Consolidated restaurant sales decreased 11.4% during the third quarter and 9.2% for the first three quarters of 1995 in comparison to the same prior year periods. The Company operated approximately 28 fewer equivalent restaurants in 1995's third quarter and 21 fewer equivalent restaurants in the first three quarters of 1995 than in the comparable time frame last year, due to restaurant closures and dispositions. Comparable sales declines of 7.3% in the quarter and 5.9% in the first three quarters also contributed to the overall decrease in sales. The majority of the decrease occurred in the Bakers Square division where a menu price reduction of approximately 10% went into effect in the middle of the second quarter of 1995. This strategic action of reducing prices was taken to reverse the four-year decline in customer counts in that division. The action contributed to a slowing of the trend of negative comparable customer counts as follows:

Percentage decrease in comparable customer counts versus prior year for the Bakers Square division:

               1st quarter 1995      (8.5%)
               2nd quarter 1995      (7.5%)
               3rd quarter 1995      (1.0%)

Management plans to introduce a new Bakers Square menu in the middle of the fourth quarter of 1995 to further increase appeal to customers.

Store operating results for the third quarter and first three quarters of the year decreased both in total and as a percentage of sales. Bakers Square's store operating results decreased significantly due to the menu price reductions, lower comparable sales in relationship to fixed costs, and investments in food, labor and certain other restaurant related items in order to improve customer counts. Village Inn's store operating results were essentially unchanged from the prior year, but improved as a percentage of sales. The closure of unprofitable restaurants and reduced advertising and insurance costs were largely offset by higher labor costs from increased staffing.

ASSET DISPOSALS

As of August 6, 1995, the Company had closed 30 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. Fourteen of the closed units have been disposed of through sublease or sale arrangements. The remaining 20 locations will remain open until a satisfactory sale or sublease can be arranged, or until unit economics dictate closure. The following tables detail sales and operating results for the 50 restaurants. The tables also segregate those restaurants which are closed and therefore only operated for a portion of 1995 but all of 1994 and those that remain open and operated for all of fiscal 1995 and 1994.

Twelve weeks ended:                        August 6, 1995                    August 7, 1994
                                   ---------------------------      ------------------------------
                                                  Operating                          Operating
                                      Sales      Profit (Loss)          Sales       Profit (Loss)
                                   -----------   -------------      -----------  -----------------
Village Inn
  Stores closed at August 6, 1995  $   120,000   $    (29,000)      $ 1,324,000  $      (152,000)
  Stores open at August 6, 1995      1,574,000        (54,000)        1,683,000          (54,000)
                                   -----------   -------------      -----------  -----------------
  Total                            $ 1,694,000   $    (83,000)      $ 3,007,000  $      (206,000)

Bakers Square
  Stores closed at August 6, 1995  $ 1,218,000   $    (306,000)     $ 3,414,000  $      (154,000)
  Stores open at August 6, 1995      1,843,000        (257,000)       1,917,000           18,000
                                   -----------   -------------      -----------  -----------------
  Total                            $ 3,061,000   $    (563,000)     $ 5,331,000  $      (136,000)


Forty weeks ended:                         August 6, 1995                    August 7, 1994
                                   ---------------------------      ------------------------------
                                                  Operating                          Operating
                                      Sales      Profit (Loss)          Sales       Profit (Loss)
                                   -----------   -------------      -----------  -----------------
Village Inn
  Stores closed at August 6, 1995  $ 1,085,000   $    (57,000)      $ 5,020,000  $      (170,000)
  Stores open at August 6, 1995      5,408,000         94,000         5,807,000          (64,000)
                                   -----------   -------------      -----------  -----------------
  Total                            $ 6,493,000   $     37,000       $10,827,000  $      (234,000)

Bakers Square
  Stores closed at August 6, 1995  $ 7,466,000   $   (660,000)      $12,074,000  $      (242,000)
  Stores open at August 6, 1995      6,432,000       (245,000)        6,854,000          198,000
                                   -----------   -------------      -----------  -----------------
  Total                            $13,898,000   $   (905,000)      $18,928,000  $       (44,000)


During the third quarter of fiscal 1995, the Company discontinued internal warehousing and distribution of grocery products for its restaurants. The Company began utilizing an independent distribution company for those services. Management does not anticipate that significant changes in delivered product costs will result from the change, however, food inventories were reduced.



OTHER REVENUES AND EXPENSE

General and administrative expense decreased as a result of administrative office consolidations, staff reductions and reduced incentive and legal expenses. As a percentage of revenues, general and administrative costs for the first three quarters of 1995 were 6.7% compared to 8.3% in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations decreased 60% in the first three quarters of 1995 compared to the same period in 1994 primarily due to lower operating income. Operating cash flow was supplemented by collection of an insurance receivable in 1995's first quarter.

The Company reduced its outstanding bank advances by $1,000,000 in the first three quarters of 1995. As of August 6, 1995, $27,250,000 of advances were outstanding under the Company's bank credit facility and approximately $16,900,000 was available for additional direct advances, and letters of credit. The credit facility was amended as of August 1, 1995 to reduce it to $55,000,000 from $75,000,000 and to provide financial covenant relief as of the end of the third quarter of 1995. The Company is currently negotiating a new facility for the revolving credit line expiring June 30, 1996.

During the first three quarters of 1995, the Company purchased 508,000 shares of its common stock for $7,694,000, which essentially filled the then existing authorizations granted by its Board. In September 1995, the Board authorized repurchase of an additional 300,000 shares of its common stock. Purchases and future authorizations will be dependent upon various business and financial considerations.

Capital expenditures in 1995 were significantly lower than those incurred during the same time frame in 1994, because of the Company's continued focus on service enhancement rather than remodel and growth activities. Capital expenditures approximating $3,000,000 are expected during the remainder of the fiscal year. Cash provided by operations and the Company's bank credit facility are expected to be adequate to fund these expenditures.



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of VICORP RESTAURANTS, INC. (a Colorado corporation) and subsidiary as of August 6, 1995, and the related condensed consolidated statements of operations for the 12- and 40-week periods ended August 6, 1995 and August 7, 1994, and the condensed consolidated statements of cash flows for the 40-week periods ended August 6, 1995 and August 7, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 30, 1994 (not presented herein), and in our report dated December 6, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 30, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


        /s/ ARTHUR ANDERSEN LLP
        -----------------------
            ARTHUR ANDERSEN LLP


Denver, Colorado
    September 1, 1995




Item 6:  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

      (10) Amendment No.2 dated as of August 1, 1995 to Second Amendment and Restated Credit Agreement dated as of June 18, 1993.

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







                            VICORP Restaurants, Inc.
                            ------------------------
                                  (Registrant)




September 20, 1995                  /s/ Charles R. Frederickson
                                    ---------------------------
                                        Charles R. Frederickson,
                                         Chairman of the Board



September 20, 1995                  /s/ Dennis L. Kuper
                                    --------------------
                                        Dennis L. Kuper, Executive Vice
                                         President of Finance and Chief
                                         Financial Officer