Form 10-K
period 1995-10-31
VICORP RESTAURANTS INC
filed 1996-01-18
CIK 703799

UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1995

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 7,675,407 shares of the registrant's common stock held by non-affiliates on January 10, 1996 was approximately $74,835,000.

At January 10, 1996, there were 9,049,026 shares of the Company's Common Stock $.05 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.


                             PART I

ITEM 1. BUSINESS.

VICORP Restaurants, Inc., the registrant, together with its subsidiary, is referred to herein as "VICORP" or the "Company". The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants under the names "Bakers Square", "Village Inn" and "Angel's Diner and Bakery" and franchises restaurants under the Village Inn name. At October 31, 1995, VICORP operated 264 restaurants in 14 states, of which, 160 were Bakers Squares, 99 were Village Inns and five were Angel's. On that date, there were 106 franchised Village Inn restaurants in 20 states. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has five production facilities.

Company Operations

During fiscal 1995, the Company closed 46 restaurants. The closures resulted from a plan adopted in 1994 to close and dispose of restaurants with both declining sales and operating cash flows which are located in areas no longer considered appropriate for the Company's existing concepts. Four additional restaurants are expected to be closed in fiscal 1996 which were operating at October 31, 1995. Also in 1995, the Company discontinued internal warehousing and distribution of grocery products for its restaurants and closed its bakery facility in Phoenix, Arizona. The
Company began utilizing an independent distribution company in order to focus on its core business of producing pies within its VICOM division.

The Company did not open any new restaurants in fiscal 1995, although it acquired two Village Inn restaurants from franchisees. While the Company plans to resume growth of Company-operated restaurants, none are anticipated in fiscal 1996 as the Company's principal focus in the near-term is on improving existing operations.

All of the Company's restaurant concepts serve breakfast, lunch and dinner with a guest check average between $4 and $7. Village Inn is primarily known for its breakfast foods while Bakers Square emphasizes lunch and dinner and features fresh baked pies as signature items, for internal consumption or for carryout. The Angel's restaurants exhibit a diner motif and feature cakes as signature items. During 1995, the Bakers Square division lowered its prices by approximately 10% in order to provide better value and ultimately attract more customers.

Each Company-operated restaurant offers a relatively standard core menu. The standard menus are supplemented with daily and monthly specials. Daily specials are chosen at the discretion of the restaurant managers to provide specific locality appeal.

Store management typically consists of a general manager and two associate/assistant managers. This management team has primary responsibility for the efficient and profitable operation of their restaurant and are provided incentives to do so. Additionally, the Company employs area directors, who work closely with the restaurant general managers in helping them meet the Company's objectives. Each area director reports to a Vice President of Operations.

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

Cost effective procurement of quality products is also critical to providing a satisfying customer experience. The Company makes centralized purchasing decisions for basic menu ingredients to gain favorable prices and ensure uniform quality specifications. Management does not anticipate any difficulty in obtaining food products of adequate quantity or quality at acceptable prices.

The Company utilizes advertising where market penetration allows.
Expenditures for advertising were 3.0% of Company-operated restaurant sales in fiscal 1995. During 1995, advertising included support of holiday pie sales, select menu items and lower prices in Bakers Square.

All of the Company-operated restaurants utilize point-of-sale computer systems. These systems capture and record sales and payroll data which are transmitted daily to the Company's corporate office. These systems are supplemented with personal computer back office systems that provide analytical and reporting tools for restaurant managers.

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

During fiscal 1995, five new franchise restaurants were opened and one restaurant which previously was operated by the Company was franchised. Also in that year, five franchise restaurants were closed and two franchise locations were purchased by the Company. The net number of Village Inn franchise restaurants in operation over the last five years has not changed significantly. However, as franchising provides a profitable revenue stream and at the same time leverages the strength of the Village Inn brand into new markets, the Company continues to pursue franchising opportunities with qualified applicants. Approximately seven new franchise units are expected to open in fiscal 1996.

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

Employees

At October 31, 1995, the Company employed approximately 13,500 persons.

Executive Officers of the Company

The following sets forth certain data concerning the executive officers of the Company, all of whom are appointed on an annual basis. There is no family relationship between any of the executive officers.

     Name                    Age       Position
    ------                  -----      --------
Charles R. Frederickson       57       Chairman of the Board and Co-Chief Executive Officer
J. Michael Jenkins            49       Director, President and Co-Chief Executive Officer
Nicholas S. Galanos           45       President/Angel's and Executive Vice President/Development
Robert E. Kaltenbach          50       President/Village Inn
James R. Burke                47       Executive Vice President/Bakers Square


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

Nicholas S. Galanos was appointed President/Angel's in February 1995. In October 1995, he assumed the additional duties of Executive Vice President/Development. From September 1993 until February 1995, he served as Chief Executive Officer/Chief Operating Officer for Champps Entertainment, Inc. Mr. Galanos served as Chief Operating Officer/Executive Vice President of T.G.I. Friday's Hospitality Worldwide, Inc. from October 1991 to September 1993 and served as Senior Vice President Operations for T.G.I. Friday's, Inc. from June 1989 to October 1991.

Robert E. Kaltenbach was appointed President/Village Inn in December 1994 after serving as Vice President/Franchise Operations since July 1988.

James R. Burke was appointed Executive Vice President/Bakers Square in May 1995. From November 1992 to April 1995, he served as Vice President Operations/Village Inn. For approximately six years prior to that time, Mr. Burke served as Vice President of Operations for Sea Galley Restaurants.



ITEM 2. PROPERTIES.

The following table provides information as of October 31, 1995, concerning the land and buildings at restaurant locations owned, leased or held for disposal by the Company.

                                  Village  Bakers
                                    Inn    Square  Angel's  Other  Total
                                  -------  ------  -------  -----  -----
Company-operated restaurants:
 Properties owned in fee              7       55       1      --      63
 Buildings owned on leased land       5        9      --      --      14
 Leased locations                    86       93       4      --     183
                                  -------  ------  -------  -----  -----
                                     98      157       5      --     260
                                  =======  ======  =======  =====  =====
Properties leased to others:
 Properties owned in fee              2       --      --       4       6
 Buildings owned on leased land      --       --      --       1       1
 Leased locations                    25       --      --      26      51
                                  -------  ------  -------  -----  -----
                                     27       --      --      31      58
                                  =======  ======  =======  =====  =====
Properties held for disposal:
 Properties owned in fee             --       --      --       6       6
 Buildings owned on leased land      --        1      --      --       1
 Leased locations                     1        2      --      27      30
                                  -------  ------  -------  -----  -----
                                      1        3      --      33      37
                                  =======  ======  =======  =====  =====

The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. The Company considers its existing operating restaurant properties and equipment to be in good condition. For additional information concerning the Company's leases see Note 4 of Notes to Consolidated Financial Statements which is included in Item 8 of Part II.

The Company intends to lease, sublease or sell the 33 properties which are currently idle. Additionally, over the next fiscal year, the Company plans to close and dispose of another four properties which were operating at October 31, 1995.

The Company owns its corporate office complex in Denver, Colorado. It also owns the land and buildings comprising its bakery facilities in Oak Forest, Illinois and Denver, Colorado. It leases the land and buildings which comprise its bakery facilities in Santa Fe Springs, California, Orlando, Florida, and Mounds View, Minnesota.

ITEM 3. LEGAL PROCEEDINGS.

VICORP is a party to various judicial and administrative proceedings, all of which have arisen in the ordinary course of business. None of the proceedings are deemed to be material in light of the amounts involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company's security holders during the 12 week period ended October 31, 1995.

                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 10, 1996, the Company had 539 shareholders of record. The following table sets forth for the periods indicated the high and low closing sales quotations per share of common stock as reported by NASDAQ:

                                         Fiscal Quarter
                         -----------------------------------------------
                           First      Second    Third         Fourth
                         -----------------------------------------------
1995
High                     $ 18        $ 16 1/2  $ 15 3/4     $ 14 3/4
Low                        15 1/2      14        13 1/2       10 1/2

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

ITEM 6. SELECTED FINANCIAL DATA.

(dollars in thousands, except per share data)      1995       1994       1993       1992       1991
                                                -----------------------------------------------------
RESULTS OF OPERATIONS
System-wide sales including franchise sales     $ 496,300  $ 529,982  $ 542,986  $ 527,817  $ 524,231
Restaurant sales                                  370,116    409,297    425,139    414,324    417,808
Total revenues                                    373,838    412,644    428,505    417,518    421,232
Income (loss) before extraordinary item            (4,532)    (6,638)    16,524     15,522      7,182
Net income (loss)                                  (4,532)    (6,638)    16,524     14,940      6,375
                                                -----------------------------------------------------
OPERATING ANALYSIS
Restaurant operating profit analysis as a
 percentage of restaurant sales
  Costs and expenses
   Food                                              33.5%      30.1%      29.8%      30.9%      32.7%
   Labor                                             33.7%      30.2%      28.5%      27.8%      27.8%
   Other operating                                   28.3%      28.2%      27.5%      27.2%      26.4%
  Restaurant operating profit                         4.4%      11.4%      14.2%      14.1%      13.1%
General and administrative expense
 as a percentage of revenues                          7.0%       8.7%       7.8%       7.5%       7.0%
Interest expense as a percentage of revenues          1.0%        .9%        .9%       1.3%       1.9%
Income before income taxes and extraordinary
 and unusual items as a percentage of revenues       (2.4%)      2.5%       6.3%       6.1%       4.9%
Effective income tax rate                            50.0%      37.5%      36.2%      39.5%      40.4%
                                                -----------------------------------------------------
BALANCE SHEET DATA
Total assets                                    $ 228,161  $ 249,023  $ 254,031  $ 241,958  $ 234,251
Long-term debt and capitalized lease obligations   42,179     42,554     40,008     43,736     53,259
Common shareholders' equity                       123,098    134,866    148,318    135,445    119,932
Debt to total capitalization                         25.5%      24.0%      21.2%      24.4%      30.8%
                                                -----------------------------------------------------
CASH FLOW DATA
Net income (loss)                               $  (4,532) $  (6,638) $  16,524  $  14,940  $   6,375
Depreciation and amortization                      22,565     26,133     23,381     20,242     17,758
Deferred income tax provision                      (4,825)    (5,414)     5,932      8,145      2,911
Write-offs, extraordinary item, and other             446     24,113      4,397      2,645     12,405
                                                -----------------------------------------------------
 Subtotal                                          13,654     38,194     50,234     45,972     39,449
Change in current assets and liabilities           (6,345)    (4,100)       636      8,196     (1,570)
                                                -----------------------------------------------------
Cash provided by operations                         7,309     34,094     50,870     54,168     37,879
 As a percentage of revenues                          2.0%       8.3%      11.9%      13.0%       9.0%
Investment in property and equipment               13,234     28,733     42,426     41,509     36,339
                                                -----------------------------------------------------
PER COMMON SHARE
Earnings (loss) before extraordinary item       $    (.49) $    (.69) $    1.60  $    1.48  $     .70
Earnings (loss)                                      (.49)      (.69)      1.60       1.42        .62
Book value                                          13.61      14.18      14.96      13.58      11.99
Market price at year-end                               11     16 3/4     20 3/4     22 1/4     21 1/8
Weighted average common and dilutive
 common equivalent shares (000's omitted)           9,246      9,656     10,301     10,519     10,304
                                                -----------------------------------------------------
NUMBER OF RESTAURANTS AT YEAR-END
Bakers Square                                         160        189        187        181        179
Company-operated Village Inn                           99        112        126        122        122
Franchised Village Inn                                106        107        104        105        106
Angel's                                                 5          6         --         --         --
                                                -----------------------------------------------------
Total                                                 370        414        417        408        407
                                                -----------------------------------------------------

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

RESULTS OF OPERATIONS

The following table sets forth selected operating statistics for the last three fiscal years. All average sales are presented on a 52 week basis.

                                         1995           1994           1993
                                    -------------  -------------  -------------
Bakers Square
 Restaurant sales                   $ 226,996,000  $ 260,110,000  $ 274,479,000
 Average sales per restaurant           1,282,000      1,364,000      1,475,000
 Restaurant operating profit (loss)        (9,000)    28,802,000     39,436,000
 Restaurant operating profit %                0.0%          11.1%          14.4%
 Divisional administrative costs        5,902,000      7,425,000      7,646,000
 Divisional operating profit (loss)    (5,911,000)    21,377,000     31,790,000
 Restaurants at year-end                      160            189            187
                                    -------------------------------------------
Village Inn
 Restaurant sales                   $ 132,349,000  $ 145,410,000  $ 150,660,000
 Average sales per restaurant           1,251,000      1,192,000      1,182,000
 Restaurant operating profit           17,930,000     17,894,000     20,988,000
 Restaurant operating profit %               13.5%          12.3%          13.9%
 Franchise income                       3,722,000      3,347,000      3,366,000
 Divisional administrative costs        3,284,000      4,854,000      5,639,000
 Divisional operating profit           18,368,000     16,387,000     18,715,000
 Restaurants at year-end                       99            112            126
                                    -------------------------------------------
Angel's
 Restaurant sales                   $  10,771,000  $   3,777,000             --
 Average sales per restaurant           1,539,000      2,122,000             --
 Restaurant operating profit (loss)    (1,488,000)        12,000             --
 Restaurant operating profit %              (13.8%)           .3%            --
 Divisional administrative costs          956,000        796,000             --
 Divisional operating profit (loss)    (2,444,000)      (784,000)            --
 Restaurants at year-end                        5              6             --
                                    -------------------------------------------
Consolidated
 Restaurant sales                   $ 370,116,000  $ 409,297,000  $ 425,139,000
 Food cost %                                 33.5%          30.1%          29.8%
 Labor cost %                                33.7%          30.2%          28.5%
 Other operating cost %                      28.3%          28.2%          27.5%
 Restaurant operating profit %                4.4%          11.4%          14.2%

 Restaurant operating profit           16,433,000     46,708,000     60,424,000
 Franchise income                       3,722,000      3,347,000      3,366,000
 Divisional general and
    administrative costs               10,142,000     13,075,000     13,285,000
                                    --------------------------------------------
 Divisional operating profit           10,013,000     36,980,000     50,505,000
                                    --------------------------------------------
 Unallocated general and
    administrative costs               16,119,000     22,677,000     19,706,000
                                    --------------------------------------------
 Operating profit (loss) (1)           (6,106,000)    14,303,000     30,799,000
                                    ============================================

(1) Before asset disposal and restructuring charges of $23 million and $1.3 million in 1994 and 1993, respectively.

Restaurant sales decreased 9.6% in 1995 versus 1994. The Company operated approximately 25 fewer restaurants in 1995 compared to 1994 due to restaurant closures and dispositions. A comparable same store sales decline of 5.9% also contributed to the overall decrease in sales. The Bakers Square division registered the majority of the decrease which was affected by a menu price reduction of approximately 10% put into place in the middle of 1995. This action of reducing prices was taken to reverse a four-year decline in customer counts in that division. Compared to the prior year, same store customer counts for Bakers Square decreased 8.7% in 1995 prior to the price reduction, but only decreased 1.4% thereafter.

Restaurant sales decreased 3.7% in 1994 compared to 1993, despite the addition of six new restaurants in 1994 and full year inclusion of eleven restaurants opened in 1993. Contributing to the sales decrease was an extra week of operations in 1993. However, the principal reason for the decline was a decrease in comparable same store restaurant sales of 5.7% resulting primarily from lower customer counts. The customer count decreases were most predominant in the Company's Bakers Square concept. These declines were the result of various operational, demographic and competitive issues and led to substantial organizational changes during 1994. The disruptive effects of these changes further contributed to the sales declines in 1994. Menu price changes had no appreciable effect on sales in 1994.

Restaurant operating profit decreased 65% in 1995 versus 1994. Bakers Square's restaurant operating profit decreased significantly due to the menu price reductions, lower comparable sales in relationship to fixed costs, and investments in food, labor and certain other restaurant related items in order to improve customer counts. Village Inn's restaurant operating results were essentially unchanged from the prior year, but improved as a percentage of sales. The closure of unprofitable restaurants and reduced advertising and insurance costs were largely offset by higher labor costs from increased staffing. Angel's, the Company's experimental concept, recorded a restaurant operating loss in 1995 due to preopening costs and a higher than expected cost structure. The decision on whether Angel's is a viable concept for expansion will be made in 1996.

Restaurant operating profit decreased 23% in 1994 compared to 1993. The inability to correspondingly decrease the fixed portion of labor costs and other fixed costs in relationship to declines in comparable restaurant sales was principally responsible for this decline. Partially offsetting this decline were incremental profits from operating new units, reduced insurance expense and lower marketing costs for Bakers Square.

General and administrative expense decreased in 1995 compared to 1994 as the result of administrative office consolidations, staff reductions, reduced incentive and legal expenses and a $1,000,000 sign-up bonus for the Company's President paid in 1994. General and administrative expense increased in 1994 compared with 1993 due primarily to the sign-up bonus, litigation costs and lower capitalization of overhead as a result of a slowdown in construction activity.

Other income/expense in 1994 included $1,918,000 of income related to settlement of litigation against certain of the Company's insurance carriers.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included were charges to impair the carrying values on four properties and to accrue for administrative restructuring costs. As of October 31, 1995, 46 of the 50 restaurants scheduled for disposition had been closed. The remaining four locations are expected to close in fiscal 1996. Of the closures, 22 have been disposed through sale, lease termination, or sublease. The Company does not anticipate that disposition proceeds or costs will materially affect the Company's liquidity. The following table details sales and operating results of the 50 closure restaurants:

                                         1995          1994          1993
                                    ----------------------------------------
Bakers Square
  Sales                             $ 15,765,000  $ 26,664,000  $ 30,491,000
  Restaurant operating profit (loss)  (1,198,000)     (484,000)      433,000

Village Inn
  Sales                                5,328,000    11,084,000    11,242,000
  Restaurant operating profit (loss)    (175,000)     (589,000)     (321,000)

Angel's
   Sales                               2,065,000       143,000            --
   Restaurant operating profit (loss)   (754,000)      (23,000)           --

Total
   Sales                              23,158,000    37,891,000    41,733,000
   Restaurant operating profit (loss) (2,127,000)   (1,096,000)      112,000

In 1995, the Company discontinued internal warehousing and distribution of grocery products for its restaurants. The Company does not anticipate significant changes in delivered product costs as a result of the change; however, food inventories were reduced. Also in 1995, the Company closed its bakery facility in Phoenix, Arizona.

In 1993, the Company recorded a $1,300,000 charge related to the decision to close its Matteson, Illinois regional office and combine the functions performed there with similar functions at its Denver, Colorado headquarters. The charge consisted primarily of severance and moving expenses. The reorganization was completed during 1994.

The effective income tax rates used for financial reporting were 50.0% in 1995, 37.5% in 1994 and 36.2% in 1993. The 1995 and 1994 rates were affected by the FICA tipped income tax credit that took effect January 1, 1994. The lower effective tax rate for 1993 was due to the increase in the top federal rate from 34% to 35% enacted in August of 1993, which increased the Company's net deferred tax asset $1,200,000 and reduced income tax expense accordingly.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds is cash provided by operations. Cash flow from operations decreased both in 1994 and 1995 due primarily to lower operating income and changes in working capital from contraction of the Company's business. Operating cash flow in 1995 was supplemented by the collection of an insurance receivable.

The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Furthermore, the Company has not maintained large excess cash balances, but rather has utilized available cash for capital spending, repayment of borrowings or the repurchase of its common stock.

The Company supplements cash provided by operations with bank borrowings and occasional lease financing. During fiscal 1995, the Company borrowed an additional $7,000,000 under its bank credit facility as operating cash flows were insufficient to fund capital expenditures and stock repurchases. At October 31, 1995, the Company had $35,250,000 of outstanding borrowings under its bank credit facility, with approximately $9,750,000 available for additional direct advances. The Company's current bank agreement expires on June 30, 1996 when it converts to a term facility payable in eight equal quarterly installments through June 30, 1998. The Company is currently pursuing a new revolving facility with certain lenders and is optimistic that a new facility will be in place prior to the current revolving facility's expiration. The Company is also exploring other debt financing sources.

Over the last three years, 1,199,500 shares of the Company's common stock were repurchased for $20,423,000 under authorizations approved by the Board of Directors. At October 31, 1995, authorization to repurchase an additional 300,500 common shares was available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures in 1995 totaled $13,234,000 and consisted of $1,954,000 to purchase two previously franchised locations and a land site, $9,167,000 for improvements to existing restaurants, and $2,113,000 for other support related projects. Capital expenditures of $14,000,000 are expected for 1996. No new restaurants are planned during 1996. Cash flow from operations, funds available under a bank credit facility, or other financing sources are expected to be adequate for planned capital projects and any repurchases of common stock authorized by the Board.

At October 31, 1995, the Company had $44,375,000 of net deferred tax assets, the majority of which relates to federal net operating loss carryforwards totaling $207,082,000. The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be applied against future taxable income. While a continuation of the Company's 1995 taxable income level is not sufficient to realize the portion of the net deferred tax asset related to the operating loss carryforwards before the expiration periods, the Company feels that its 1995 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $53,000,000 through 1999 will be necessary to realize the net deferred tax asset before expiration of a majority of the net operating loss carryforwards.

MANAGEMENT OUTLOOK

The mid-scale segment of the restaurant industry remains extremely competitive. The Company has discontinued opening new restaurants until existing operations improve which affects its overall competitiveness. Improvements in future operating performance will be dependent upon the Company's ability to reverse negative comparable sales trends, especially given the significant profit impact associated with incremental sales at existing restaurants. Cost controls will also play a significant factor in future profit growth. In addition, numerous external factors could have a significant impact on future performance, not limited to food commodity costs, labor availability, site availability, the economy, the weather and government initiatives such as minimum wage rates, mandated benefits and taxes.

Historically, the Company has mitigated the effects of inflation through cost controls and periodic price increases. Management believes it will be able to minimize the effects of future inflation through similar measures, although such price increases will be subject to competitive constraints and other business considerations.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The SFAS, which would be effective for the Company's fiscal 1997, recommends a fair value based method of accounting for an employee stock option. However, companies may choose to continue to account for stock options using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide proforma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company anticipates it will continue to account for stock options using the intrinsic value based method, and thus SFAS No. 123 will not have any impact on its reported results.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Charles R. Frederickson                    J. Michael Jenkins
Chairman of the Board and                  President and
Co-Chief Executive Officer                 Co-Chief Executive Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying consolidated balance sheets of VICORP RESTAURANTS, INC. (a Colorado corporation) and subsidiary as of October 31, 1995 and October 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. and subsidiary as of October 31, 1995 and October 30, 1994, and the results of their operations and their cash flows for the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Denver, Colorado,
December 12, 1995.


VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
                                            October 31,      October 30,
(in thousands)                                 1995             1994
                                           -----------      -----------
ASSETS

Cash (Note 1)                                $   3,988        $   6,123
Receivables (Notes 1 and 2)                      3,149            9,801
Inventories (Note 1)                             8,597           10,585
Deferred income taxes (Notes 1 and 9)            5,000            6,000
Prepaid expenses and other (Note 1)              2,003            2,592
                                           -----------      -----------
 Total current assets                           22,737           35,101
                                           -----------      -----------
Property and equipment, net (Notes 1 and 3)    152,592          165,802
Deferred income taxes (Notes 1 and 9)           39,375           33,550
Long-term receivables (Notes 1 and 2)            3,032            3,998
Other assets (Note 1)                           10,425           10,572
                                           -----------      -----------
Total assets                                 $ 228,161        $ 249,023
                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt
 and capitalized lease
 obligations (Notes 1, 4 and 5)              $   6,116        $   1,796
Accounts payable, trade                         16,526           19,246
Accrued compensation                             5,542            5,965
Accrued taxes                                    7,998            9,979
Accrued insurance (Note 10)                      5,656            6,537
Other accrued expenses                           4,984            6,930
                                           -----------       ----------
 Total current liabilities                      46,822           50,453
                                           -----------      -----------
Long-term debt (Notes 1 and 5)                  31,094           28,573
Capitalized lease obligations (Note 4)          11,085           13,981
Non-current accrued insurance (Note 10)          6,092            7,750
Other non-current liabilities and credits        9,970           13,400

Commitments and contingencies (Notes 4,
 5 and 10)

Shareholders' equity (Note 6)
 Series A Junior Participating Preferred Stock,
  $.10 par value, 200,000 shares authorized,
  no shares issued                                  --               --
 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,044,026 and 9,509,426
  shares issued                                    452              476
 Paid-in capital                                84,332           91,544
 Retained earnings                              38,314           42,846
                                           -----------      -----------
 Total shareholders' equity                    123,098          134,866
                                           -----------      -----------
Total liabilities and shareholders' equity   $ 228,161        $ 249,023
                                           ===========      ===========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                           ----------------------------------------------
                                           October 31,     October 30,     October 31,
(in thousands, except per share data)            1995            1994            1993
                                           ----------      ----------      ----------
Revenues
 Restaurant operations                       $370,116        $409,297        $425,139
 Franchise operations (Note 1)                  3,722           3,347           3,366
                                           ----------      ----------      ----------
                                              373,838         412,644         428,505
                                           ----------      ----------      ----------
Costs and expenses
 Restaurant operations
  Food                                        124,028         123,280         126,647
  Labor                                       124,792         123,718         121,273
  Other operating                             104,863         115,591         116,795
 General and administrative                    26,261          35,752          32,991
 Asset disposal, restructuring and
  related costs (Note 8)                           --          23,000           1,300
                                           ----------      ----------      ----------
Operating profit (loss)                        (6,106)         (8,697)         29,499

 Interest                                       3,855           3,867           3,878
 Other (income) expense, net (Note 2)            (897)         (1,944)           (289)
                                           ----------      ----------      ----------
Income (loss) before income taxes              (9,064)        (10,620)         25,910
Provision for income taxes (Note 9)            (4,532)         (3,982)          9,386
                                           ----------      ----------      ----------
Net income (loss)                            $ (4,532)       $ (6,638)       $ 16,524
                                           ==========      ==========      ==========
Earnings (loss) per common and dilutive
 common equivalent share (Note 1)            $   (.49)       $   (.69)       $   1.60


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended
                                               ------------------------------------------
                                               October 31,     October 30,     October 31,
(in thousands)                                       1995            1994            1993
                                               ----------      ----------      ----------
OPERATIONS
Net income (loss)                                $ (4,532)       $ (6,638)       $ 16,524
Reconciliation to cash provided by operations
 Depreciation and amortization                     22,565          26,133          23,381
 Deferred income tax provision                     (4,825)         (5,414)          5,932
 Asset disposal, restructuring
  and related costs                                   436          24,788           2,787
 Other, net                                            10            (675)          1,610
                                               ----------      ----------      ----------
                                                   13,654          38,194          50,234
 Change in assets and liabilities
  Trade receivables                                   250          (1,855)           (164)
  Inventories                                       1,962           1,240          (1,404)
  Accounts payable, trade                          (2,720)         (1,423)          2,739
  Other current assets and liabilities             (4,180)         (1,379)         (1,099)
  Non-current accrued insurance                    (1,657)           (683)            564
                                               ----------      ----------      ----------
Cash provided by operations                         7,309          34,094          50,870
                                               ----------      ----------      ----------
INVESTING ACTIVITIES
Purchase of property and equipment                (13,234)        (28,733)        (42,426)
Purchase of other assets                              (14)         (1,568)           (580)
Disposition of property                              (768)            (16)            255
Additions to non-trade receivables                     --          (1,088)             --
Collection of non-trade receivables                 6,582           1,617             694
                                               ----------      ----------      ----------
Cash used for investing activities                 (7,434)        (29,788)        (42,057)
                                               ----------      ----------      ----------
FINANCING ACTIVITIES
Proceeds from issuance of debt                     41,250          17,750           6,750
Payments of debt and capital lease
 obligations                                      (35,984)        (14,471)        (10,060)
Purchase of common stock                           (7,694)         (7,282)         (5,449)
Other, net                                            418             532             394
                                               ----------      ----------      ----------
Cash used for financing activities                 (2,010)         (3,471)         (8,365)
                                               ----------      ----------      ----------
Increase (decrease) in cash                        (2,135)            835             448
Cash at beginning of year                           6,123           5,288           4,840
                                               ----------      ----------      ----------
Cash at end of year (Note 1)                     $  3,988        $  6,123        $  5,288
                                               ==========      ==========      ==========
Supplemental information
Cash paid during the year for
 Interest (net of amount capitalized)            $  3,933        $  3,792        $  3,828
 Income taxes                                         968           1,217           2,228

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

VICORP operates family style restaurants under the names "Bakers Square", "Village Inn" and "Angel's Diner and Bakery" and franchises restaurants under the Village Inn name. At October 31, 1995, VICORP operated 264 restaurants in 14 states, of which, 160 were Bakers Squares, 99 were Village Inns and five were Angel's. On that date, there were 106 franchised Village Inn restaurants in 20 states. The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has five production facilities.

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Principles of consolidation

The consolidated financial statements include the accounts of VICORP Restaurants, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

Fiscal year

In fiscal 1995, the Company switched its fiscal year end to the last day in October. Prior to that, the Company utilized a 52/53 week fiscal year which ended on the last Sunday in October. Fiscal year 1993 was 53 weeks, while fiscal 1994 was 52 weeks and fiscal 1995 was 52 weeks and two days.

Sales for the extra two days in fiscal 1995 ("the transition period") totaled $1,216,000. Sales for the extra week in fiscal 1993 totaled $7,400,000.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market value. Inventories consisted of the following (in thousands):

                              October 31,         October 30,
                                    1995                1994
                              ----------          ----------
Food at production facilities
  Raw materials                  $ 2,828             $ 4,553
  Finished goods                   3,252               3,067
                              ----------          ----------
                                   6,080               7,620

Food at restaurants                2,191               2,355
Other inventories                    326                 610
                              ----------          ----------
                                 $ 8,597             $10,585
                              ==========          ==========

Prepaid expenses

Prepaid expenses consist primarily of supplies, restaurant preopening costs and prepaid contract costs. Preopening costs are amortized over a one-year period following restaurant opening. Unamortized preopening costs totaled $21,000 and $386,000 at the end of 1995 and 1994, respectively.

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

Net franchise revenues consisted of the following (in thousands):

                                      1995      1994      1993
                                   -------   -------   -------
Continuing service fees            $ 4,192   $ 3,968   $ 3,607
Initial and renewal fees               167       166       125
Property rental income                 269       319       630
Interest income on franchisee notes    293       263       299
Equipment sales income                  50        64       115
Administrative expense              (1,249)   (1,433)   (1,410)
                                   -------   -------   -------
Franchise revenues                 $ 3,722   $ 3,347   $ 3,366
                                   =======   =======   =======

Advertising Costs

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 "Reporting on Advertising Costs" in December 1993. The Company adopted the new statement in its fiscal 1995 and the implementation of the statement had no material effect on reported income.

The Company expenses the production costs of advertising the first time the advertising takes place. Costs of communicating advertising are expensed when incurred, generally when airtime or print media is used. Direct response advertising is seldom used by the Company and is expensed when incurred.

Advertising expense for 1995, 1994 and 1993 was $11,106,000, $14,043,000 and $15,219,000, respectively. At October 31, 1995 and October 30, 1994, no material amounts of advertising were reported as assets.

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

Income taxes

Based on enacted tax laws, deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

Earnings per common and common equivalent share

Earnings per common and common equivalent share is based upon earnings attributable to common shareholders and the weighted average number of common and dilutive common equivalent shares for stock options outstanding during the year. Common equivalent shares for fiscal years 1995 and 1994 were anti-dilutive due to the net losses recorded in those years. The weighted average number of common and common equivalent shares used for the 1995, 1994 and 1993 calculations were as follows:

                                               1995         1994         1993
                                            ------------------------------------
Weighted average common shares outstanding  9,246,439    9,656,094    10,007,907
Common equivalent shares outstanding               --           --       292,793
                                            ------------------------------------
                                            9,246,439    9,656,094    10,300,700
                                            ====================================


Statements of cash flows

The Company considers all highly liquid investments and debt instruments with original maturities of three months or less to be cash equivalents.


NOTE 2. RECEIVABLES

Receivables consisted of the following:

                                    October 31,    October 30,
(in thousands)                            1995           1994
                                    ----------     ----------
Trade receivables                     $  3,391       $  3,751
Notes receivable                         5,808          7,755
Insurance receivable                        --          6,500
Discounts                                 (750)        (1,170)
Allowance for doubtful accounts         (2,268)        (3,037)
                                    ----------     ----------
Receivables, net                         6,181         13,799
Current portion                          3,149          9,801
                                    ----------     ----------
Long-term portion                     $  3,032       $  3,998
                                    ==========     ==========

The Company's receivables arose primarily from contracts and property transactions with its franchisees and other sublessees. The ability of these parties to honor their obligations is largely dependent on cash flows generated from their restaurant operations. The trade receivables are generally unsecured but the related contracts are cancelable if the debtor fails to perform. Under Company policy, the notes receivable are generally secured with security agreements on the property that gave rise to the transaction.

In November 1994, the Company settled a lawsuit against certain of its insurance carriers. The litigation arose in April 1992 when the Company claimed the defendants breached their contract of insurance by withholding payments to fund a $6,500,000 court approved settlement arising from prior litigation against the Company. The Company recorded income of $1,918,000 in the fourth quarter of 1994, representing the excess recovery over the net carrying value of the receivable. This receivable was collected in the first quarter of 1995.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                           October 31,    October 30,
(in thousands)                                   1995           1994
                                           ----------     ----------
Property and equipment used in operations
 Land                                       $  21,982      $  20,832
 Buildings and improvements                   122,533        115,838
 Equipment                                    104,856        101,573
 Construction in progress                       1,829          8,615
Restaurant property leased to others            4,339          3,811
Accumulated depreciation                     (111,339)       (95,126)
                                           ----------     ----------
                                              144,200        155,543
                                           ----------     ----------
Capitalized lease buildings                    10,091         11,097
Accumulated amortization                       (5,091)        (5,370)
                                           ----------     ----------
                                                5,000          5,727
                                           ----------     ----------
Properties held for disposal, net              10,011         15,906
Allowance for loss on disposal                 (6,619)       (11,374)
                                           ----------     ----------
Property and equipment, net                 $ 152,592      $ 165,802
                                           ==========     ==========

Depreciation and amortization expense charged to operations for property and equipment was $22,018,000 in 1995, $25,509,000 in 1994 and $22,763,000
in 1993.

At October 31, 1995, all of the Company's fee owned properties were free of mortgages, pledges or other liens.


NOTE 4. LEASES

The Company is the prime lessee under various land and building leases for restaurants operated by it and certain of its franchisees. Additionally, the Company leases certain bakery production facilities. The leases have initial terms generally ranging from 15 to 35 years and in certain instances, provide for renewal options ranging from 5 to 20 years. Some of the leases contain purchase options at the end of the lease terms. Many of the leases contain escalation clauses, either predetermined or based upon inflation. Most of the leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of the agreements require payment of taxes, insurance and maintenance costs. The Company is also obligated under various equipment leases having initial terms ranging from 3 to 7 years. The implicit interest rates range from 6.4% to 18.6% for capitalized leases.

The Company as prime lessee has entered into sublease agreements with franchisees and others on certain locations that are not operated by the Company. These leases generally have terms similar to the prime lease with the sublessee assuming the Company's obligations to pay taxes, insurance and maintenance costs.

Following is a summary as of October 31, 1995, of future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more:

                                                           Lease and
                                   Capital    Operating     sublease
(in thousands)                     leases      leases        rentals
                                   -------    ---------    ---------
1996                               $ 3,108     $ 15,744     $ (2,683)
1997                                 2,909       14,448       (2,557)
1998                                 2,685       13,613       (2,403)
1999                                 2,503       13,073       (2,059)
2000                                 2,233       12,213       (1,852)
Later years                          5,709       52,873       (6,780)
                                   -------     --------    ---------
Total minimum lease payments        19,147     $121,964     $(18,334)
                                               ========    =========
Less amount representing interest    6,426
                                   -------
Present value of mininum lease
 payments                           12,721
Current maturities of capitalized
 lease obligations                   1,636
                                   -------
Capitalized lease obligations      $11,085
                                   =======

Net rental expense consisted of the following:

(in thousands)                           1995         1994        1993
                                      -------      -------     -------
Restaurant land and buildings
 Minimum rentals                      $14,714      $15,243     $15,154
 Contingent rentals                     2,685        2,922       3,522
Equipment                               1,346        3,293       3,362
                                      -------      -------     -------
Rental expense                         18,745       21,458      22,038
Less lease and sublease rental income   3,368        3,152       3,829
                                      -------      -------     -------
Net rental expense                    $15,377      $18,306     $18,209
                                      =======      =======     =======


NOTE 5. DEBT

Long-term debt consisted of the following:

                                     October 31,    October 30,
(in thousands)                             1995           1994
                                     ----------    -----------
Advances under bank credit agreement    $35,250        $28,250
Other long-term debt                        324            392
                                     ----------    -----------
                                         35,574         28,642
Current maturities                        4,480             69
                                     ----------    -----------
Long-term debt                          $31,094        $28,573
                                     ==========    ===========

The Company's bank credit agreement provides up to $55,000,000 for direct advances and letters of credit with a sublimit of $25,000,000 on letters of credit. Advances bear interest at the lenders' prime rate or, if elected, at LIBOR (London Interbank Offering Rate) plus 1 1/8%. The Company is required to pay a commitment fee of 3/8% per annum on the unused commitment plus a quarterly agents' fee of $12,500 and 1 1/8% per annum on issued letters of credit. The agreement expires on June 30, 1996, when it becomes a term facility payable in equal quarterly installments through June 30, 1998. The Company is currently negotiating a new revolving bank credit agreement with certain lenders. In addition, the Company is exploring other options of refinancing its bank advances. The largest outstanding balance under the facility during 1995 was $35,250,000. The average balance outstanding was $25,100,000 and the average annual interest rate was 7.2%. As of October 31, 1995, the Company had placed letters of credit totaling $9,999,000 in connection with its insurance programs.

The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions.

At October 31, 1995, principal amounts of long-term debt due during each of the five succeeding fiscal years were $4,480,000 in 1996, $17,703,000 in 1997, $13,302,000 in 1998, $89,000 in 1999 and none in 2000.

The Company incurred $3,864,000, $3,956,000 and $4,179,000 of interest charges in 1995, 1994 and 1993, respectively. Of these amounts, $9,000, $89,000 and $301,000 were capitalized in each respective year.

NOTE 6. SHAREHOLDERS' EQUITY

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

At various times since August 1992, the Company's Board of Directors has authorized the purchase of shares of the Company's common stock. At October 31, 1995, authorization to purchase an additional 300,500 common shares was available.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $880,000 of consolidated retained earnings were unrestricted at October 31, 1995, as to the declaration of cash dividends and the acquisition of the Company's common stock.

The following table summarizes shareholders' equity activity:

                                         Common stock                               Total
                                        ---------------    Paid-in    Retained   shareholders'
(in thousands, except share data)       Shares   Amount    capital    earnings      equity
                                    --------------------------------------------------------
Balances at October 25, 1992          9,976,215  $  498   $ 101,987  $ 32,960    $  135,445
Net income                                   --      --          --    16,524        16,524
Common stock options exercised
 including income tax benefit           244,685      13       3,163        --         3,176
Purchase of common shares              (309,337)    (15)     (6,812)       --        (6,827)
                                    --------------------------------------------------------
Balances at October 31, 1993          9,911,563     496      98,338    49,484       148,318
Net loss                                     --      --          --    (6,638)       (6,638)
Common stock options exercised
 including income tax benefit            39,513       2         466        --           468
Purchase of common shares              (441,650)    (22)     (7,260)       --        (7,282)
                                    --------------------------------------------------------
Balances at October 30, 1994          9,509,426     476      91,544    42,846       134,866
Net loss                                     --      --          --    (4,532)       (4,532)
Common stock options exercised
 including income tax benefit            42,600       1         457        --           458
Purchase of common shares              (508,000)    (25)     (7,669)       --        (7,694)
                                    --------------------------------------------------------
Balances at October 31, 1995          9,044,026  $  452   $  84,332  $ 38,314    $  123,098
                                    ========================================================


NOTE 7. STOCK OPTION AND PROFIT-SHARING PLANS

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

In 1994, the Company entered into a stock option agreement with J. Michael Jenkins, a Director, Co-Chief Executive Officer and President of the Company. Under the agreement, Mr. Jenkins was granted an option to purchase 300,000 shares of the Company's stock. The optioned shares are divided into 50,000 share increments with exercise prices ranging from $15.00 to $30.17. The options are scheduled to vest on October 1, 1999 and are exercisable until October 1, 2004, unless accelerated under certain conditions.

The following table summarizes stock option activity:

                                   Shares          Option price
                                  --------        --------------
Outstanding at October 25, 1992
(758,365 shares exercisable)       829,199        $ 5.63 - 25.50
Granted                             58,000         22.75 - 26.00
Exercised                         (244,685)         5.63 - 15.75
Canceled                            (7,000)        24.50
----------------------------------------------------------------
Outstanding at October 31, 1993
(554,516 shares exercisable)       635,514          5.63 - 26.00
Granted                            338,809         14.25 - 30.17
Exercised                          (39,513)         5.63 - 14.75
Canceled                           (87,500)         5.63 - 23.50
----------------------------------------------------------------
Outstanding at October 30, 1994
(508,336 shares exercisable)       847,310          5.63 - 30.17
Granted                             19,882         15.25 - 17.00
Exercised                          (42,600)         5.63 - 15.00
Canceled                          (146,694)         9.88 - 25.50
----------------------------------------------------------------
Outstanding at October 31, 1995
(356,607 shares exercisable)       677,898        $ 5.63 - 30.17
================================================================

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The SFAS, which would be effective for the Company's fiscal 1997, recommends a fair value based method of accounting for an employee stock option. However, companies may choose to continue to account for stock options using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide proforma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company anticipates it will continue to account for stock options using the intrinsic value based method, and thus SFAS No. 123 will not have any impact on its reported results.

The Company has an employees' profit-sharing plan, established under
Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company to be determined by the Board of Directors. The Company's annual contribution, if the Company is profitable (as defined in the plan), must be equal to at least 2% and may not exceed 15% of the aggregate compensation of the participants while participating. Any full-time employee 21 years of age or older who has completed one year of service with the Company is eligible to participate. Assets of the profit-sharing plan can be invested in the Company's common stock, or among several other alternatives. The Company's expenses related to contributions to the plan in 1995, 1994 and 1993 were $455,000, $829,000 and $861,000, respectively.


NOTE 8. ASSET DISPOSAL, RESTRUCTURING AND RELATED COSTS

In 1994, a $23,000,000 charge was recorded principally related to a plan to close and dispose of restaurants that had declining sales and profits and that were in trade areas no longer considered appropriate for the Company's operating concepts. The disposition plan also included a portion of the Company's manufacturing and distribution operations which were no longer economical to operate. The disposal charge consisted of estimates to reduce the carrying amounts of assets to net realizable value, accruals for closure and carrying costs, and losses on sublease dispositions where it is expected that sublease rentals will be lower than the Company's obligations under the prime lease.

Through 1995, the Company closed 46 locations. Another four locations are anticipated to close in fiscal 1996. Of the closed locations, 22 had been disposed of through sale, lease termination or sublease. Also in 1995, the Company discontinued the internal distribution and warehousing of grocery products for its restaurants and closed its bakery facility in Phoenix, Arizona.

Operating results for the 50 restaurants for the past three fiscal years were as follows (in thousands):

                                      1995       1994       1993
                                    --------   --------   --------
Sales                               $ 23,158   $ 37,891   $ 41,733
Restaurant operating profit (loss)    (2,127)    (1,096)       112

Included in the 1994 charge was an impairment of assets of $2,287,000 for four restaurant properties with projected cash flows insufficient to recover remaining investments and a $1,291,000 restructuring charge related to the elimination of 27 administrative positions that were redundant or non-essential to ongoing operations.

In 1993, the Company recorded a $1,300,000 restructuring charge for the closure of its Matteson, Illinois administrative office and consolidation of functions at its Denver, Colorado headquarters. The charge consisted primarily of severance and moving expenses. The consolidation was completed in 1994 and approximately 70 employees resigned or were terminated as a result of the office closure.

As of October 31, 1995, the Company had $12,015,000 of reserves remaining to provide for the disposal of 37 properties, including nine closed prior to 1994. The reserves consisted of $6,852,000 to reduce the disposal property to net realizable value and $5,163,000 to provide for carrying costs and sublease losses. The Company believes that these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties. During 1995, $2,603,000 of closure and carrying costs were charged against the established liability.


NOTE 9. INCOME TAXES

The total provisions for income taxes consisted of the following:

(in thousands)                       1995      1994      1993
                                 ----------------------------
Current
 Federal                         $     --  $    414   $   560
 States                               200       929     1,311
                                 ----------------------------
                                      200     1,343     1,871
                                 ----------------------------
Deferred
 Federal                           (4,316)   (3,613)    6,416
 States                              (509)   (1,801)     (484)
                                 ----------------------------
                                   (4,825)   (5,414)    5,932
                                 ----------------------------
                                 $ (4,625) $ (4,071)  $ 7,803
                                 ============================
The components of the income tax provision were as follows:

(in thousands)                                        1995      1994       1993
                                                    ---------------------------
Current
 Taxes on income before carryforwards               $   200   $ 6,177   $ 9,398
 Less benefit of loss carryforwards utilized             --    (4,834)   (7,527)
                                                    ----------------------------
                                                        200     1,343     1,871
                                                    ----------------------------
Deferred
 Tax effect of net change in temporary differences    3,866    (9,659)     (409)
 Utilization of (addition to) tax net operating loss
   carryforward                                      (7,609)    4,834     7,527
 FICA tax credit                                       (780)     (749)       --
 Targeted jobs tax credit and AMT credit               (302)       --        --
 Expiration of tax credit carryforwards                  --     2,160        --
 Change in valuation allowance                           --    (2,000)    1,000
 Tax effect of change in federal tax rate                --        --    (2,186)
                                                    ----------------------------
                                                     (4,825)   (5,414)    5,932
                                                    ----------------------------
Tax effect of deduction for exercised stock
 options credited to paid-in capital                     93        89     1,583
                                                    ----------------------------
Income tax expense (benefit)                        $(4,532)  $(3,982)  $ 9,386
                                                    ============================

The provisions for income taxes differ from the amounts computed by applying the federal income tax rate to income before income taxes as follows:

(in thousands)                             1995     %         1994     %        1993    %
                                       ---------------------------------------------------
Computed federal income taxes using
 statutory rate                        $ (3,172) (35.0%)  $ (3,717) (35.0%)  $ 9,024  34.8%
FICA tax credit                            (780)  (8.6)       (749)  (7.0)        --    --
Targeted jobs tax credit and AMT credit    (302)  (3.3)         --     --         --    --
State income taxes net of federal
 income tax effect                         (201)  (2.2)       (567)  (5.3)     1,341   5.2
Expiration of tax credit carryforwards       --     --       2,160   20.3         --    --
Change in valuation allowance                --     --      (2,000) (18.8)     1,000   3.8
Effect of change in federal tax rate         --     --          --     --     (2,186) (8.4)
Other                                       (77)   (.9)        891    8.4        207    .8
                                       ---------------------------------------------------
                                       $ (4,532) (50.0%)  $ (3,982) (37.5%)  $ 9,386  36.2%
                                       ===================================================

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

The Company had taxable income (loss) for federal income tax purposes and book income (loss) before income taxes as follows:

(in thousands)                              1995       1994       1993
                                       -------------------------------
Federal taxable income (loss)          $ (17,020)  $ 14,589    $23,436
Book income (loss) before income taxes    (9,064)   (10,620)    25,910

Federal taxable income is generally less than book income before income taxes due to state income taxes, differences in depreciation rates, and employee stock option exercises. In 1994, such differences were more than offset by the asset disposal charge of $23,000,000 a majority of which was not deductible for tax purposes in that year.

The components of the net deferred tax assets were as follows:

(in thousands)                                      1995        1994
                                                 ---------------------
Deferred tax assets
 Tax effect of net operating loss carryforwards  $ 79,268    $ 71,659
 Tax credit carryforwards                           4,206       3,922
 FICA tax credit                                    1,529         749
 Alternative minimum tax credits                    2,165       2,147
 Accrued insurance claims not yet deductible        4,512       5,430
 Leasing transactions                               3,598       3,889
 Property and equipment                               543       3,359
 Other                                              4,782       5,526
                                                 ---------------------
                                                  100,603      96,681
 Valuation allowance                              (53,000)    (53,000)
                                                 ---------------------
Deferred tax asset, net                            47,603      43,681
                                                 ---------------------
Deferred tax liability                             (3,228)     (4,131)
                                                 ---------------------
Net deferred tax asset                             44,375      39,550
Current portion                                     5,000       6,000
                                                 ---------------------
Long-term portion                                $ 39,375    $ 33,550
                                                 =====================

As of October 31, 1995, the Company had federal net operating loss carryforwards totaling $207,082,000 which expire $71,036,000 in 1998, $112,880,000 in 1999, $6,146,000 in 2001 and $17,020,000 in 2010. The
Company also has investment tax credit carryforwards of $3,506,000 expiring from 1997 through 2000. The Company has established a valuation allowance due to the uncertainty that the full amount of those credits and operating loss carryforwards will be applied against future taxable income. This allowance was reduced by $2,000,000 in 1994 due to the expiration of investment tax credits to which a portion of the allowance applied. While a continuation of the Company's 1995 taxable income level is not sufficient to realize the portion of the net deferred tax asset related to the operating loss carryforwards before the expiration periods, the Company feels that its 1995 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $53,000,000 through 1999 will be necessary to realize the net deferred tax asset before expiration of a majority of the net operating loss carryforwards. Future adjustments to the valuation allowance deemed appropriate due to changed circumstances will be recognized as a separate component of the provision for income taxes.


NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. The Company has provided letters of credit totaling $9,999,000 in connection with certain of these insurance programs.

The Company is involved in various lawsuits and claims arising from the conduct of its business and has guaranteed certain indebtedness and leases of its franchisees and others. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

At October 31, 1995, the Company had contractual commitments for restaurant construction of approximately $230,000.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                                 Quarter ended
                                 --------------------------------------------
                                 February 19,  May 14,  August 6,  October 31,
                                   1995 (a)    1995      1995         1995 (a)
                                 --------------------------------------------
Revenues                         $ 124,033   $ 85,324   $ 83,216    $ 81,265
Restaurant operating income (loss)  11,706      5,810     (1,063)        (20)
Net income (loss)                    2,499        158     (3,978)     (3,211)
Net income (loss) per common and
 dilutive common equivalent share      .26        .02       (.44)       (.36)
                                 ============================================

                                                  Quarter ended
                                 --------------------------------------------
                                 February 20,   May 15,  August 7, October 30,
                                   1994 (a)     1994      1994        1994
                                 --------------------------------------------
Revenues                         $ 130,826   $ 97,045   $ 93,583    $ 91,190
Restaurant operating income         16,343     12,104     10,586       7,675
Net income (loss)                    3,620      2,427      1,515     (14,200)(b)
Net income (loss) per common and
 dilutive common equivalent share      .36        .25        .16       (1.49)
                                 ============================================
(a) The quarterly periods ended February 19, 1995, and February 20, 1994 were comprised of sixteen weeks each. The remainder of the Company's quarterly periods were comprised of twelve weeks each except for the fourth quarter of 1995 which consisted of twelve weeks and two days. In fiscal 1995, the Company switched its fiscal year end to the last day of October rather than the last Sunday in October. Sales for the extra two days in fiscal 1995's fourth quarter totaled $1,216,000. Each fiscal quarter in subsequent years will consist of three months.

(b) Includes pre-tax asset disposal, restructuring and related cost charge of $23,000,000 and $1,918,000 income from settlement of litigation.



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 1996 Annual Meeting of Shareholders. Such statement will be filed no later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) The following Consolidated Financial Statements of VICORP
        Restaurants, Inc. are filed as part of this report:

        Management's Report on Financial Statements.

        Report of Independent Public Accountants.

        Consolidated Balance Sheets - October 31, 1995 and October 30, 1994.

        Consolidated Statements of Operations - Years ended October 31, 1995, October 30, 1994 and October 31, 1993.

        Consolidated Statements of Cash Flows - Years ended October 31, 1995, October 30, 1994 and October 31, 1993.

        Consolidated Statements of Shareholders' Equity - Years ended October 31, 1995, October 30, 1994 and October 31, 1993 as presented in Note 6 of Notes to Consolidated Financial Statements.

(a) (2) The following financial statement schedule for VICORP Restaurants,Inc., as listed in the Index below, is included herein beginning on page 35.

        Report of Independent Public Accountants on Financial Statement
        Schedule.

        Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 1995, October 30, 1994 and October 31, 1993.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 37.

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

(b) Reports on Form 8-K filed in fourth quarter of 1995:

        Form 8-K dated September 22, 1995.
         Item 8. Change in fiscal year.

(c) Exhibits filed with this report are attached hereto.

(d) Financial statement schedules filed with this report follow:


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VICORP Restaurants, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of VICORP Restaurants, Inc. and subsidiary included in this form 10-K and have issued our report thereon dated December 12, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the attached index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado,
December 12, 1995.


                         VICORP Restaurants, Inc.
              Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                For the Three Years Ended October 31, 1995

                              (in thousands)

Column A                           Column B          Column C         Column D     Column E
--------                           ----------   --------------------  ---------    ---------
                                                      Additions
                                                --------------------
                                   Balance at   Charged to  Charged                Balance
                                   beginning    costs and   to other               at end
Description                        of period    expenses    accounts  Deductions   of period
-----------                        ----------   ----------  --------  ----------   ---------
Year ended October 31, 1995:
 Allowance for doubtful accounts    $  3,037     $    25    $  234 (4) $ 1,028 (1)  $  2,268
 Discounts                             1,170         (63)       --         357 (5)       750
 Allowance for loss on disposal       12,427          --        --       5,575 (1)     6,852
 Accumulated amortization              6,215         689        --       1,230 (3)     5,674
                                   ----------   ----------  --------  ----------   ---------
                                    $ 22,849     $   651    $  234     $ 8,190      $ 15,544
                                   ==========   ==========  ========  ==========   =========
Year ended October 30, 1994:
 Allowance for doubtful accounts    $  4,657     $   185    $  295 (4) $ 2,100 (1)  $  3,037
 Discounts                             1,019        (115)      266 (2)      --         1,170
 Allowance for loss on disposal        2,615      10,675        --         863 (1)    12,427
 Accumulated amortization              5,549         813        --         147 (3)     6,215
                                   ----------   ----------  --------  ----------   ---------
                                    $ 13,840     $11,558    $  561     $ 3,110      $ 22,849
                                   ==========   ==========  ========  ==========   =========
Year ended October 31, 1993:
 Allowance for doubtful accounts    $  5,018     $   410    $  248 (4) $ 1,019 (1)  $  4,657
 Discounts                                93         (20)      946 (2)      --         1,019
 Allowance for loss on disposal        2,733          --        --         118 (1)     2,615
 Accumulated amortization              4,820         900        --         171 (3)     5,549
                                   ----------   ----------  --------  ----------   ---------
                                    $ 12,664     $ 1,290    $1,194     $ 1,308      $ 13,840
                                   ==========   ==========  ========  ==========   =========

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

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                     October 31,  October 30,
                                       1995         1994
                                     ----------   ----------
Deducted from current receivables    $    1,067    $   1,480
Deducted from property and equipment      6,619       11,374
Deducted from long-term receivables       1,951        2,727
Deducted from other assets                5,907        7,268
                                     ----------   ----------
                                     $   15,544    $  22,849
                                     ==========   ==========



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

Exhibit             Description of Document
-------             -----------------------
3      - *(i)   Articles of Incorporation, as Amended - Form 10-K for the year ended October 29, 1989.
       - *(ii)  Bylaws - Form 10-K for the year ended October 29, 1989.
4      - *(i)   Specimen Stock Certificate - Form 10-K for the year ended
                October 30, 1988.
       - *(ii)  Certificate of Designation, Preferences and Rights of
                Series A Junior Participating Preferred Stock of VICORP
                Restaurants, Inc. - Current Report of VICORP Restaurants, Inc.
                on Form 8-K dated May 26, 1987.
       - *(iii) Rights Agreement dated as of May 12, 1987 between VICORP
                Restaurants, Inc. and Bank of America National Trust &
                Savings Association as Rights Agent - Current Report of VICORP
                Restaurants, Inc. on Form 8-K dated May 26, 1987.
10     - Material Contracts
       *(i)    Franchise Operating Agreement - Registration Statement 2-83326,
               Exhibit 10(b).
       *(ii)   Amended & Restated Credit Agreement dated April 19, 1991
               between VICORP Restaurants, Inc. and Citibank, N.A. ("Amended & Restated Credit Agreement"). - Form 10-K for the year ended October 27, 1991, Exhibit 10(viii).
       *(iii) Equipment Lease Agreement dated as of August 15, 1991 between Citicorp Leasing, Inc. and VICORP Restaurants, Inc. -
               Form 10-K for the year ended October 27, 1991, Exhibit 10(ix).
       *(iv)   Assignment and Acceptance dated October 10, 1991 between
               Citibank N.A. and NCNB Texas National Bank - Form 10-K for the year ended October 27, 1991, Exhibit 10(x).
       *(v) Amendment No. 2 dated February 10, 1992 to Amended & Restated Credit Agreement - Form 10-K for the year ended October 25,
               1992, Exhibit 10(xi).
       *(vi)   Second Amended and Restated Credit Agreement dated June 18,
               1993 between VICORP Restaurants, Inc. and Citibank N.A. and NationsBank of Texas, N.A. (Second Amended and Restated Credit Agreement) - Form 10-Q for the quarter ended May 9, 1993,
               Exhibit 10(a).
       *(vii) Amendment No. 1 dated May 1, 1995 to Second Amendment and Restated Credit Agreement - Form 10-Q for the quarter ended
               May 14, 1995, Exhibit 10.
       *(viii) Amendment No. 2 dated August 1, 1995 to Second Amendment and
               Restated Credit Agreement - Form 10-Q for the quarter ended August 6, 1995 - Exhibit 10.
        (ix)   Amendment No. 3 dated October 31, 1995 to Second Amendment
               & Restated Credit Agreement.
        (x)    Executive Compensation Plans and Arrangements
                *(a) 1982 Incentive Stock Option Plan - Registration Statement
                     2-78250, Exhibit 10(c).
                *(b) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q
                     for the quarter ended May 10, 1987, Exhibit 10(i).
                *(c) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q
                     for the quarter ended August 2, 1987, Exhibit 10.
                *(d) Amendment to 1982 Incentive Stock Option Plan - Form 10-Q
                     for the quarter ended May 8, 1988, Exhibit 10.
                *(e) Amendment to 1982 Incentive Stock Option Plan - Form 10-K
                     for the year ended October 25, 1992, Exhibit 10(ix).
                 (f) Amendment to 1982 Incentive Stock Option Plan dated
                     April 11, 1995.
                *(g) 1983 Non-Qualified Stock Option Plan - Registration
                     Statement 2-83326, Exhibit 10(c).
                *(h) Amendment to 1983 Non-Qualified Stock Option Plan - Form
                     10-Q for the quarter ended  May 10, 1987, Exhibit 10(ii).
                *(i) Amendment to 1983 Non-Qualified Stock Option Plan - Form
                     10-K for the year ended October 25, 1992, Exhibit 10(x).
                 (j) Amendment to 1983 Non-Qualified Stock Option Plan dated
                     April 11, 1995.
                *(k) VICORP Restaurants, Inc. Outstanding Stock Purchase Plan
                     (1989) - Registration Statement 33-32608, Exhibit 4(h).
                *(l) Deferred Compensation Plan of VICORP Restaurants, Inc. as
                     amended - Form 10-K for the year ended October 31, 1993,
                     Exhibit 10(vi)(1).
                *(m) Form Severance Agreement (Executive Officers excluding
                     Frederickson and Jenkins) - Form 10-K for the year ended October 31, 1993, Exhibit 10(vi).
                *(n) Severance Agreement Charles R. Frederickson - Form 10-K
                     for the year ended October 31, 1993, Exhibit 10(vi).
                *(o) Employment Agreement of J. Michael Jenkins dated August
                     26, 1994 - Form 10-K for year ended October 30, 1994,
                     Exhibit 10 (vi)(n).
                *(p) Stock Option Agreement for J. Michael Jenkins dated August
                     26, 1994 - Form 10-K for year ended October 30, 1994,
                     Exhibit 10 (vi)(o).
                 (q) Employment Severance & Release Agreement - James F. Caruso.
                 (r) Employment Severance & Release Agreement - Dennis L. Kuper.
                 (s) Employment Agreement of Nicholas Galanos dated February 3,
                     1995.
23     - Consents of Accountants
24     - Power of Attorney
27     - Financial Data Schedule


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of January, 1996.

                             VICORP Restaurants, Inc. (Registrant)


                         By /s/ Charles R. Frederickson
                                Charles R. Frederickson, Chairman of the Board
                                 and Co-Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 18, 1996 on behalf of the registrant and in the capacities indicated.

     Signature                              Title
     ---------                              -----
/s/ Charles R. Frederickson       Chairman of the Board and Co-Chief Executive
(Charles R. Frederickson)          Officer

/s/ J. Michael Jenkins            Director, President and Co-Chief Executive
(J. Michael Jenkins)               Officer

/s/ David D. Womack               Controller
(David D. Womack)                 (Principal Financial and Accounting Officer)


/s/ Charles R. Frederickson
(Charles R. Frederickson)*


* Charles R. Frederickson, as attorney-in-fact for Carole Lewis Anderson, Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis
B. Robertson, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.