Form 10-Q
period 1996-01-31
VICORP RESTAURANTS INC
filed 1996-03-15
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1996

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

Yes  X       No

The registrant had 9,049,026 shares of its $.05 par value Common Stock outstanding as of March 9, 1996.

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                  January 31,      October 31,
                                                     1996             1995
                                                  -----------      -----------
                                                  (unaudited)
ASSETS

Current assets
 Cash                                                $  2,621         $  3,988
 Receivables                                            3,171            3,149
 Inventories                                            6,049            8,597
 Deferred income taxes                                  5,000            5,000
 Prepaid expenses and other                             1,853            2,003
                                                     --------         --------
  Total current assets                                 18,694           22,737
                                                     --------         --------
Property and equipment, net                           147,971          152,592
Deferred income taxes                                  39,932           39,375
Other assets                                           12,970           13,457
                                                     --------         --------
Total assets                                         $219,567         $228,161
                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt                $  9,203         $  4,480
 Current maturities of capitalized lease obligations    1,546            1,636
 Accounts payable, trade                               11,322           16,526
 Accrued compensation                                   5,040            5,542
 Accrued taxes                                          7,615            7,998
 Accrued insurance                                      5,650            5,656
 Other accrued expenses                                 4,166            4,984
                                                      -------          -------
       Total current liabilities                       44,542           46,822
                                                      -------          -------
Long-term debt (Note 3)                                27,546           31,094
Capitalized lease obligations                          10,367           11,085
Non-current accrued insurance                           5,758            6,092
Other non-current liabilities and credits               9,137            9,970

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
    Stock, $.10 par value, 200,000 shares
    authorized, no shares issued                         --                --
 Common stock, $.05 par value, 20,000,000
    shares authorized, 9,049,026 and 9,044,026
    shares issued and outstanding                         452              452
 Paid-in capital                                       84,367           84,332
 Retained earnings                                     37,398           38,314
                                                     --------         --------
  Total shareholders' equity                          122,217          123,098
                                                     --------         --------
Total liabilities and shareholders' equity           $219,567         $228,161
                                                     ========         ========

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
                                                      Three          Sixteen
                                                      Months          Weeks
                                                      Ended           Ended
                                                   -----------     ------------
                                                   January  31,    February 19,
                                                      1996             1995
                                                   ------------    ------------
                                                            (unaudited)
Revenues
   Restaurant operations                              $88,410        $123,041
   Franchise operations                                   871             992
                                                      -------        --------
        Total revenues                                 89,281         124,033
                                                      -------        --------

Costs and expenses
  Restaurant operations
     Food                                              31,928          39,651
     Labor                                             28,923          37,877
     Other operating                                   23,403          33,807
  General and administrative                            5,594           7,802
                                                      -------        --------
Operating profit (loss)                                  (567)          4,896

  Interest expense                                      1,130           1,168
  Other (income) expense, net                            (232)           (270)
                                                      -------        --------
Income (loss) before income tax expense (benefit)      (1,465)          3,998
Income tax expense (benefit)                             (549)          1,499
                                                      -------        --------
Net income (loss)                                     $  (916)       $  2,499
                                                      =======        ========

Earnings (loss) per common and dilutive
   common equivalent share                            $  (.10)       $    .26
                                                      =======        ========

Weighted average common shares and
    dilutive common share equivalents                   9,045           9,656
                                                      =======        ========


The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                        Three         Sixteen
                                                        Months         Weeks
                                                        Ended          Ended
                                                     -----------    ------------
                                                     January 31,    February 19,
                                                        1996           1995
                                                     -----------    ------------
                                                            (unaudited)
Operations
Net income (loss)                                     $   (916)       $  2,499
Reconciliation to cash provided by operations
 Depreciation and amortization                           5,415           7,067
 Deferred income tax provision                            (557)          1,160
 Loss on disposition of assets                              28             247
 Other, net                                                (47)            (21)
                                                      --------        --------
                                                         3,923          10,952
 Change in assets and liabilities
  Trade receivables                                       (131)            334
  Inventories                                            2,548           2,612
  Accounts payable, trade                               (5,203)         (6,389)
  Other current assets and liabilities                  (1,556)         (4,361)
  Non-current accrued insurance                           (335)            157
                                                      --------        --------
 Cash provided by (used for) operations                   (754)          3,305
                                                      --------        --------

Investing activities
Purchase of property and equipment                      (1,743)         (1,816)
Purchase of other assets                                    (1)            (84)
Disposition of property                                     44            (539)
Collection of non-trade receivables                        230           6,100
                                                      --------        --------
  Cash provided by (used for) investing activities      (1,470)          3,661
                                                      --------        --------

Financing activities
Issuance of debt                                        10,000          12,500
Payment of debt and capitalized lease obligations       (9,238)        (21,114)
Other, net                                                  95             123
                                                      --------        --------
  Cash provided by (used for) financing activities         857          (8,491)
                                                      --------        --------

Decrease in cash                                        (1,367)         (1,525)
Cash at beginning of period                              3,988           6,123
                                                      --------        --------

Cash at end of period                                 $  2,621        $  4,598
                                                      ========        ========

Supplemental information
 Cash paid during the period for
  Interest (net of amount capitalized)                $  1,055        $  1,168
  Income taxes                                              77             456


The accompanying notes are an integral part of the financial statements.








VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1995. The unaudited financial statements for the three months ended January 31, 1996 and the sixteen weeks ended February 19, 1995 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. In fiscal 1995, the Company switched its fiscal year to the last day in October. Prior to that, the Company utilized a 52/53 week fiscal year which ended on the last Sunday in October. In conjunction with that change, fiscal quarters in 1996 and forward will consist of three months. Previously, the Company's first fiscal quarter consisted of sixteen weeks and all other quarters consisted of twelve weeks.

   Restaurant sales in 1995 restated to a comparable time frame basis as 1996 were as follows:

                          Restated          Reported
                        Fiscal 1995       Fiscal 1995
                        -----------       -----------
   1st Quarter         $103,133,000      $123,041,000
   2nd Quarter           89,893,000        84,433,000
   3rd Quarter           90,492,000        82,275,000
   4th Quarter           86,598,000        80,367,000
                        -----------       -----------
                       $370,116,000      $370,116,000
                        ===========       ===========

   The Company determined that a significant amount of estimation would be required to restate quarterly 1995 operating results to correspond with the three month quarterly reporting. Therefore, restatements of results were not made and the quarterly results for 1996 and 1995 are not comparable. The following table highlights the differences in time periods:

                                 Fiscal 1996                            Fiscal 1995
                   -----------------------------------    -----------------------------------
                          Time Period              Days          Time Period             Days
                          -----------              ----          -----------             ----
   1st Quarter     Nov. 1, 1995 - Jan. 31, 1996     92    Oct. 31, 1994 - Feb. 19, 1995   112
   2nd Quarter     Feb. 1, 1996 - Apr. 30, 1996     90    Feb. 20, 1995 - May. 14, 1995    84
   3rd Quarter     May  1, 1996 - Jul. 31, 1996     92    May  15, 1995 - Aug.  6, 1995    84
   4th Quarter     Aug. 1, 1996 - Oct. 31, 1996     92    Aug.  7, 1995 - Oct. 31, 1995    86
                                                   ---                                    ---
                                                   366                                    366
                                                   ===                                    ===

3. As of January 31, 1996, the Company had $36,500,000 of borrowings outstanding and $9,012,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on June 30, 1996 when it converts to a term facility payable in eight equal quarterly installments through June 30, 1998. The Company is currently pursuing a new revolving credit facility with certain lenders.

4. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. As of January 31, 1996, the Company had closed 48 of those locations, of which 30 stores had been disposed through sublease, lease termination or sale. Operating results for the 50 locations for the first quarters of fiscal 1996 and 1995 were as follows:

                                    Three months ended      Sixteen weeks ended
                                     January 31, 1996        February 19, 1995
                                     ----------------        -----------------
       Sales                           $   735,000             $ 10,218,000
       Store operating profit (loss)      ( 33,000)                 (76,000)

   During the first quarter of 1996, $620,000 of closure and carrying related costs were charged against the liability established for such costs. As of January 31, 1996, the Company had $10,721,000 of reserves remaining to provide for the disposal of 28 properties, including eight closed prior to 1994. The reserves consisted of $6,197,000 to reduce the disposal property to net realizable value and $4,524,000 to provide for expected carrying costs and sublease losses.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of VICORP RESTAURANTS, INC. (a Colorado corporation) and subsidiary as of January 31, 1996, and the related condensed consolidated statements of operations for the 3-month period ended January 31, 1996 and the 16-week period ended February 19, 1995, and the condensed consolidated statements of cash flows for the 3-month period ended January 31, 1996 and the 16-week period ended February 19, 1995.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 31, 1995, (not presented herein), and, in our report dated December 12, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                      /s/ Arthur Andersen LLP
                          -------------------
                          ARTHUR ANDERSEN LLP


Denver, Colorado,
    February 21, 1996






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the first quarters of 1996 and 1995 are not comparable because of differences in time periods presented (see Note 2 of Notes to the Financial Statements). The first quarter of 1996 consisted of three months, or 92 days, while the first quarter of 1995 consisted of sixteen weeks, or 112 days.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                  Three months          Sixteen weeks
                                      ended                  ended
                                January 31, 1996      February 19, 1995
                                ----------------      -----------------

Bakers Square
 Restaurant sales                    $54,141,000            $77,230,000
 Restaurant operating profit              54,000              6,014,000
 Restaurant operating profit %                .1%                   7.8%
 Divisional administrative costs         854,000              1,748,000
 Divisional operating profit (loss)     (800,000)             4,266,000
 Restaurants at quarter-end                  158                    182

Village Inn
 Restaurant sales                    $32,534,000            $41,895,000
 Restaurant operating profit           4,392,000              5,795,000
 Restaurant operating profit %              13.5%                  13.8%
 Franchise income                        871,000                992,000
 Divisional administrative costs         593,000              1,004,000
 Divisional operating profit           4,670,000              5,783,000
 Restaurants at quarter-end                   99                    106

Angel's
 Restaurant sales                    $ 1,735,000            $ 3,916,000
 Restaurant operating profit (loss)     (290,000)              (103,000)
 Restaurant operating profit %             (16.7%)                 (2.6%)
 Divisional administrative costs         110,000                294,000
 Divisional operating profit (loss)     (400,000)              (397,000)
 Restaurants at quarter-end                    5                      7

Consolidated
 Restaurant sales                   $88,410,000            $123,041,000
 Food cost %                               36.1%                   32.2%
 Labor cost %                              32.7%                   30.8%
 Other operating cost %                    26.5%                   27.5%
 Restaurant operating profit %              4.7%                    9.5%

 Restaurant operating profit          4,156,000              11,706,000
 Franchise income                       871,000                 992,000
 Divisional general and
  administrative costs                1,557,000               3,046,000
                                     ----------              ----------
 Divisional  operating  profit        3,470,000               9,652,000
                                     ----------              ----------
 Unallocated general and
  administrative costs                4,037,000               4,756,000
                                     ----------              ----------
 Operating profit (loss)            $  (567,000)            $ 4,896,000
                                     ==========              ==========

Consolidated restaurant sales decreased $34.6 million, or 28%, in the first quarter of 1996 compared to the first quarter of 1995. Of this decrease, $19.9 million was attributable to 20 fewer operating days in 1996's first quarter versus 1995's first quarter. Also contributing to the sales decrease was the operation of approximately 37 fewer equivalent restaurants due to closures.

Sales decreased 4.8% on a comparable same store basis. Same store sales for Village Inn were unchanged while Bakers Square's same store sales decreased 7.6% due primarily to lower prices. Comparable customer counts for Bakers Square increased .5%. In the middle of fiscal 1995, the Company reduced menu prices in its Bakers Square concept by approximately 10%. This action was taken to reverse the four-year customer count decline in that concept. In late 1995, Bakers Square further refined its menu to include a "Manager's Daily Specials" section for which restaurant managers choose six to eight menu items each day from among approximately 80 alternatives. Besides allowing for the ability to promote specific locality appeal, the specials generally have higher prices than other menu items. This change combined with a price increase on whole pies taken in late December
1995 partially mitigated the price decrease taken in the middle of 1995.

Consolidated restaurant operating profit decreased $7.6 million, or 65%, and decreased as a percentage of restaurant sales from 9.5% to 4.7% in the first quarter of 1996 versus the first quarter of 1995. Bakers Square recorded the majority of the decrease which resulted partially from the affect of reduced comparable sales on fixed occupancy and labor costs. Also contributing to the decrease was the costs of programs at Bakers Square to attract more customers, namely higher hourly labor and food costs. These costs were most strongly felt in the third and fourth quarters of 1995 with the startup of the programs. While certain of these costs continued in the first quarter of 1996, they were partially offset by certain additional programs started to control waste and gain efficiencies without compromising the experience to the customer as well as reduced advertising costs.

Restaurant operating profits were impacted by the reduced number of operating days in 1996's first quarter. This was particularly seen in Village Inn whose store operating profit decreased $1.4 million while its store margin only decreased 30 basis points. Angel's, the Company's experimental concept, had a widening store operating loss in the first quarter of 1996 versus 1995 despite closing its two most unprofitable restaurants in late 1995. That concept continues to struggle with developing a profitable program and the Company will make a decision later in the year on whether Angel's is a viable concept for expansion.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                      Bakers Square                              Village Inn
                      -------------                              -----------
           Comparable  Comparable    Store           Comparable   Comparable      Store
             Store      Customer   Operating            Store      Customer     Operating
             Sales       Counts      Margin             Sales       Counts *      Margin
           ---------------------------------         ------------------------------------
1995:
1st Qtr      -5.4%        -8.5%         7.8%             0.3%        -4.0%          13.8%
2nd Qtr     -11.2%        -7.5%         1.9%            -2.4%        -6.7%          16.6%
3rd Qtr     -10.1%        -1.0%        -8.7%            -2.1%        -5.3%          12.7%
4th Qtr      -8.6%        -0.8%        -5.5%            -1.4%        -3.9%          11.0%

1996:
1st Qtr      -7.6%         0.5%         0.1%             0.0%        -2.6%          13.5%

   * The Company believes that the reduced customer counts for Village Inn in 1995 were largely due to increased specialty coffee shop competition, which did not overly affect sales but reduced customer counts and increased average customer expenditures.

As of January 31, 1996, the Company had closed 48 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. The following table details sales and operating results for the 50 restaurants for the first quarters of fiscal 1996 and 1995:

                          Three months                   Sixteen Weeks
                              1996                           1995
                              ----                           ----

                                  Operating                         Operating
                      Sales     Profit (Loss)          Sales      Profit (Loss)

Bakers Square      $522,000        $(42,000)      $7,186,000          $  1,000
Village Inn         213,000           9,000        2,175,000           (20,000)
Angel's                  --              --          857,000           (57,000)
-------------------------------------------------------------------------------
Total              $735,000        $(33,000)     $10,218,000          $(76,000)
===============================================================================


Other revenues and expense
--------------------------

Franchise revenue decreased in 1996's first quarter due to fewer operating days. Average daily franchise income increased 6.9%.

General and administrative expense decreased largely due to the fewer operating days in 1996's first quarter. As a percent of revenues, general and administrative expense in both the first quarters of 1996 and 1995 were 6.3%. This occurred despite the lower relative revenues in 1996 because of fewer managers-in-training and field support personnel in 1996.

Interest expense was essentially flat for the first quarter of 1996 compared to 1995's first quarter. However, on an average daily basis, interest expense increased 17.8% due to increased borrowing levels.


Liquidity and capital resources
-------------------------------

Operating cash flows decreased $4.1 million in the first quarter of 1996 versus 1995's first quarter. The decrease resulted primarily from reduced operating results. Overall, the Company had a deficit of $754,000 in operating cash flows in the first quarter of 1996, but expects to reverse this situation in later quarters through improved operating results.

As of January 31, 1996, $36,500,000 of advances were outstanding under the Company's bank credit facility and approximately $9,500,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. In the first quarter of 1996, the Company borrowed an additional $1.3 million under its bank facility to cover the operating cash shortage and fund $1.7 million of capital expenditures. The Company's bank credit agreement expires on June 30, 1996 when it converts to a term facility payable in eight equal installments through June 30, 1998. The Company is currently pursuing a new revolving credit facility with certain lenders and is optimistic that a new facility will be in place prior to the current revolving facility's expiration. The Company is also exploring other debt financing sources.

During the first quarter of 1996, the Company disposed of nine properties, one through sale, seven through lease termination and one through sublease. Also in that quarter, closure and carrying costs of $620,000 were charged against the liability established for such and cash proceeds of $664,000 were realized from the disposition of properties.

At January 31, 1996, the Company had 28 properties remaining which it was trying to dispose of. Six of those properties were owned in fee and the rest were leased. The Company hopes to sell the fee properties over the next year and $3.5 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next eighteen months. Cash carrying costs of approximately $2.6 million are expected to be incurred over that period. The Company expects to sublease eight of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.


As of January 31, 1996, authorizations granted by the Board for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first quarter of 1996. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $10,000,000 are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced if expected operating improvements do not occur. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.


Outlook
-------

Except for the historical information contained herein, the matters discussed in this discussion are forward looking statements that involve risks and uncertainties. Such factors that could influence future performance include, but are not limited to, the effect of economic conditions, government initiatives, food commodity prices and availability, competition, labor availability and the weather.




                         PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (10) Amendment No. 4 dated as of January 31, 1996 to Second Amendment and Restated Credit Agreement dated as of June 18, 1993.

     (15)  Letter regarding unaudited interim financial information.

     (27)  Financial data schedule.

(b)  Reports on Form 8-K.

      None.





                               SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




March 14, 1996                      VICORP Restaurants, Inc.
                                    ------------------------
                                    (Registrant)



March 14, 1996                      By:  s/s J. Michael Jenkins
                                             -------------------
                                             J. Michael Jenkins, President and
                                                Co-Chief Executive Officer



March 14, 1996                      By:   s/s David D. Womack
                                              ---------------
                                              David D. Womack, Controller