Form 10-K/A
period 1995-10-31
VICORP RESTAURANTS INC
filed 1996-04-29
CIK 703799

UNITED STATES
              SECURITIES & EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-K/A
                 AMENDMENT TO ANNUAL REPORT
      Pursuant to Section 13 or 15(d) of THE SECURITIES
                    EXCHANGE ACT OF 1934


                 VICORP RESTAURANTS, INC.
                 ------------------------
    (Exact name of registrant as specified in charter)


                           AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1995 on Form 10-K as set forth in the pages attached hereto:

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



                              VICORP Restaurants, Inc.
                                  (Registrant)


                              By:  /s/ Stanley Ereckson, Jr.
                                       ---------------------
                                       Stanley Ereckson, Jr.
                                       Senior Vice President/General Counsel

Date:  April 29, 1996
Commission File Number 0-12343