Form 10-Q
period 1996-04-30
VICORP RESTAURANTS INC
filed 1996-06-13
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

Yes  X       No

The registrant had 9,049,026 shares of its $.05 par value Common Stock outstanding as of June 7, 1996.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                     April 30,      October 31,
                                                       1996            1995
                                                     ----------      -----------
                                                    (unaudited)
ASSETS

Current assets
 Cash                                               $    2,475      $     3,988
 Receivables                                             2,902            3,149
 Inventories                                             5,299            8,597
 Deferred income taxes                                   5,000            5,000
 Prepaid expenses and other                              1,523            2,003
                                                      --------         --------
   Total current assets                                 17,199           22,737
                                                      --------         --------
Property and equipment, net                            143,836          152,592
Deferred income taxes                                   39,906           39,375
Other assets                                            12,896           13,457
                                                      --------         --------
Total assets                                         $ 213,837       $  228,161
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt (Note 3)       $  11,891       $    4,480
 Current maturities of capitalized lease obligations     1,496            1,636
 Accounts payable, trade                                12,012           16,526
 Accrued compensation                                    5,337            5,542
 Accrued taxes                                           6,859            7,998
 Accrued insurance                                       5,493            5,656
 Other accrued expenses                                  4,146            4,984
                                                      --------         --------
   Total current liabilities                            47,234           46,822
                                                      --------         --------
Long-term debt (Note 3)                                 19,823           31,094
Capitalized lease obligations                            9,969           11,085
Non-current accrued insurance                            6,265            6,092
Other non-current liabilities and credits                8,284            9,970

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued                              --               --
 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,049,026 and 9,044,026
  shares issued and outstanding                            452              452
 Paid-in capital                                        84,367           84,332
 Retained earnings                                      37,443           38,314
                                                      --------         --------
   Total shareholders' equity                          122,262          123,098
                                                      --------         --------
Total liabilities and shareholders' equity           $ 213,837        $ 228,161
                                                      ========         ========

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                        Twenty-
                                                      Three       Twelve       Six       eight
                                                      months      weeks       months     weeks
                                                      ended       ended       ended      ended
                                                     -------------------    -------------------
                                                     April 30,   May 14,    April 30,   May 14,
                                                       1996       1995        1996       1995
                                                     ---------   -------    ---------  --------
                                                                      (unaudited)

Revenues
 Restaurant operations                               $85,297     $84,433    $173,707   $207,474
 Franchise operations                                    856         891       1,727      1,883
                                                      ------      ------     -------    -------
 Total revenues                                       86,153      85,324     175,434    209,357
                                                      ------      ------     -------    -------

Costs and expenses
 Restaurant operations
  Food                                                27,585      27,303      59,513     66,954
  Labor                                               27,168      27,956      56,091     65,833
  Other operating                                     24,104      23,364      47,507     57,171
 General and administrative                            6,494       5,818      12,088     13,620
                                                      ------      ------     -------    -------
Operating profit                                         802         883         235      5,779

 Interest expense                                        984         811       2,114      1,979
 Other (income) expense, net                            (253)       (181)       (485)      (451)
                                                      ------      ------     -------    -------
Income (loss) before income tax expense (benefit)         71         253      (1,394)     4,251
Income tax expense (benefit)                              26          95        (523)     1,594
                                                      ------      ------     -------    -------
Net income (loss)                                    $    45     $   158    $   (871)  $  2,657
                                                      ======      ======     =======    =======

Earnings (loss) per common and dilutive
 common equivalent share                             $   .00     $   .02    $   (.10)  $    .28
                                                      ======      ======     =======    =======

Weighted average common shares and
 dilutive common share equivalents                     9,139       9,479       9,047      9,578
                                                      ======      ======     =======    =======

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                     Six           Twenty-eight
                                                    Months            weeks
                                                    ended             ended
                                                   ----------------------------
                                                   April 30,          May 14,
                                                     1996              1995
                                                   ---------          --------
                                                            (unaudited)
Operations
Net income (loss)                                  $    (871)        $   2,657
Reconciliation to cash provided by operations
 Depreciation and amortization                        10,689            12,129
 Deferred income tax provision                          (531)            1,231
 Loss on disposition of assets                           165               287
 Other, net                                             (120)              (19)
                                                    --------          --------
                                                       9,332            16,285
 Change in assets and liabilities
  Trade receivables                                      193               457
  Inventories                                          3,297             2,251
  Accounts payable, trade                             (4,513)           (4,950)
  Other current assets and liabilities                (2,012)           (3,867)
  Non-current accrued insurance                          173              (635)
                                                    --------           -------
 Cash provided by operations                           6,470             9,541
                                                    --------          --------

Investing activities
Purchase of property and equipment                    (2,967)           (3,550)
Purchase of other assets                                  (3)              (68)
Disposition of property                                 (545)             (590)
Collection of non-trade receivables                      365             6,234
                                                    --------          --------
 Cash provided by (used for) investing activities     (3,150)            2,026
                                                    --------          --------

Financing activities
Issuance of debt                                      10,000            20,250
Payment of debt and capitalized lease obligations    (14,635)          (24,255)
Purchase of common stock                                  --            (7,694)
Other, net                                              (198)               43
                                                     -------          --------
 Cash used for financing activities                   (4,833)          (11,656)
                                                     -------          --------

Decrease in cash                                      (1,513)              (89)
Cash at beginning of period                            3,988             6,123
                                                     -------          --------
Cash at end of period                               $  2,475         $   6,034
                                                     =======          ========

Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)               $  1,992         $   1,994
 Income taxes                                            257               861

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)



1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1995. The unaudited financial statements for the three and six months ended April 30, 1996 and the twelve and twenty-eight weeks ended May 14, 1995 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

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
                                ===========        ===========

    The Company determined that a significant amount of estimation would be required to restate quarterly 1995 operating results to correspond with the three month quarterly reporting. Therefore, restatements of results were not made and the interim results for 1996 and 1995 are not comparable. The following table highlights the differences in time periods:

                                 Fiscal 1996                              Fiscal 1995
                       -------------------------------         ------------------------------------
                          Time Period             Days            Time Period                  Days
                          -----------             ----            -----------                  ----
    1st Quarter      Nov. 1, 1995 - Jan. 31, 1996   92         Oct. 31, 1994 - Feb. 19, 1995    112
    2nd Quarter      Feb. 1, 1996 - Apr. 30, 1996   90         Feb. 20, 1995 - May 14, 1995      84
    3rd Quarter      May 1, 1996 - Jul. 31, 1996    92         May 15, 1995 - Aug. 6, 1995       84
    4th Quarter      Aug. 1, 1996 - Oct. 31, 1996   92         Aug. 7,  1995 - Oct. 31, 1995     86
                                                   ---                                          ---
                                                   366                                          366
                                                   ===                                          ===


3. As of April 30, 1996, the Company had $31,500,000 of borrowings and $9,308,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement, as amended, expires on September 30, 1996 when it converts to a term facility payable in eight equal quarterly installments through June 30, 1998. The Company is currently pursuing a new revolving credit facility with certain lenders.

4. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. As of April 30, 1996, the Company had closed 48 of those locations, of which 33 stores were disposed through sublease, lease termination or sale. Additionally, in the second quarter of 1996, the Company closed two restaurants which were not included in the 1994 disposition plan. Both properties are owned in fee and neither property is expected to have material closure costs or disposition losses. However, the Company expects to realize
    $2.3 million in proceeds from their sale. Operating results for the 52 locations were as follows:

                                                                                   Twenty-
                                      Three          Twelve             Six         eight
                                      months         weeks             months       weeks
                                      ended          ended             ended        ended
                                    -----------------------        ------------------------
                                    April 30,       May 14,        April 30,        May 14,
                                       1996          1995            1996            1995
                                    ---------       -------        ---------        -------
    Sales                           $767,000     $6,257,000       $1,866,000    $17,095,000
    Store operating profit (loss)    (70,000)      (388,000)        (221,000)      (497,000)

During the six months ended April 30, 1996, $1,248,000 of closure and carrying related costs were charged against the liability established for such costs. As of April 30, 1996, the Company had $9,510,000 of reserves remaining to provide for the disposal of 27 properties, including eight closed prior to 1994. The reserves consisted of $5,613,000 to reduce the disposal properties to net realizable value and $3,897,000 to provide for expected carrying costs and sublease costs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
- ---------------------

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the second quarter of 1996 and 1995 are not comparable because of differences in time periods presented (see Note 2 of Notes to the Financial Statements). The second quarter of 1996 consisted of three months, or 90 days, while the second quarter of 1995 consisted of twelve weeks, or 84 days. The fiscal first half of 1996 consisted of six months, or 182 days, while the fiscal first half of 1995 consisted of twenty-eight weeks, or 196 days.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                            Second Quarter                Year-to-Date
                                      ---------------------------   -------------------------
                                         Three           Twelve          Six      Twenty-eight
                                      months ended    weeks ended   months ended   weeks ended
                                      ------------    -----------   ------------  ------------
                                       April 30,        May 14,      April 30,        May 14,
                                         1996            1995          1996            1995
                                      -----------     -----------   ------------  ------------
Bakers Square
   Restaurant sales                   $50,684,000     $51,488,000   $104,825,000  $128,718,000
   Restaurant operating profit          2,043,000         958,000      2,097,000     6,972,000
   Restaurant operating profit %              4.0%            1.9%           2.0%          5.4%
   Divisional administrative costs      1,018,000       1,291,000      1,872,000     3,039,000
   Divisional operating profit (loss)   1,025,000        (333,000)       225,000     3,933,000
   Restaurants at quarter-end                 156             180

Village Inn
   Restaurant sales                   $32,938,000     $30,525,000   $ 65,472,000  $ 72,420,000
   Restaurant operating profit          4,512,000       5,060,000      8,904,000    10,855,000
   Restaurant operating profit %             13.7%           16.6%          13.6%         15.0%
   Franchise income                       856,000         891,000      1,727,000     1,883,000
   Divisional administrative costs        653,000         737,000      1,246,000     1,741,000
   Divisional operating profit          4,715,000       5,214,000      9,385,000    10,997,000
   Restaurants at quarter-end                  99             105

Angel's
   Restaurant sales                   $ 1,675,000     $ 2,420,000   $  3,410,000  $  6,336,000
   Restaurant operating profit (loss)    (115,000)       (208,000)      (405,000)     (311,000)
   Restaurant operating profit %             (6.9%)          (8.6%)        (11.9%)        (4.9%)
   Divisional administrative costs         69,000         193,000        179,000       487,000
   Divisional operating profit (loss)    (184,000)       (401,000)      (584,000)     (798,000)
   Restaurants at quarter-end                   5               7

Consolidated
   Restaurant sales                   $85,297,000     $84,433,000   $173,707,000  $207,474,000
   Food cost %                               32.3%           32.3%          34.3%         32.3%
   Labor cost %                              31.9%           33.1%          32.3%         31.7%
   Other operating cost %                    28.3%           27.7%          27.3%         27.6%
   Restaurant operating profit %              7.6%            6.9%           6.1%          8.4%
   Restaurant operating profit          6,440,000       5,810,000     10,596,000    17,516,000
   Franchise income                       856,000         891,000      1,727,000     1,883,000
   Divisional general and
    administrative costs                1,740,000       2,221,000      3,297,000     5,267,000
                                      --------------------------------------------------------
   Divisional operating profit          5,556,000       4,480,000      9,026,000    14,132,000
                                      --------------------------------------------------------
   Unallocated general and
    administrative costs                4,754,000       3,597,000      8,791,000     8,353,000
                                      --------------------------------------------------------
   Operating profit                       802,000         883,000        235,000     5,779,000
                                      ========================================================

Consolidated restaurant sales increased 1%, or $864,000, during the second quarter and decreased 16%, or $33.8 million, for the fiscal first half of 1996 in comparison to last year. $5.5 million of the quarter increase was attributable to six more operating days in 1996's second quarter versus 1995's second quarter. $14.4 million of the first half decrease was attributable to 14 fewer operating days in 1996's first half versus 1995's first half. Also affecting the sales comparison was the reduced number of operating restaurants in 1996 compared to 1995 due to store closures. The Company operated approximately 31 and 37 fewer restaurants in the second quarter and fiscal first half, respectively, compared to the prior year.

For the second quarter, comparable total store sales increased 2.4%. Same store sales for Village Inn increased 4.4% due largely to increased comparable customer counts of 3.1%. Bakers Square's same store sales increased 1.1% due to a 2.9% increase in comparable customer counts.

For the first half of fiscal 1996, comparable total store sales decreased 1.3%, reflective of a 3.5% decrease for Bakers Square and a 2.1% increase for Village Inn. The comparable sales decrease in Bakers Square was due to lower prices as comparable customer counts increased 1.6%. In the middle of fiscal 1995, the Company reduced menu prices in its Baker Square group which decreased average customer expenditures approximately 10 to 12% in an effort to reverse its four-year customer count decline. However, in September 1995, Bakers Square refined its menu to include a "Manager's Daily Specials" section for which restaurant managers choose six to eight menu items each day from approximately 80 alternatives. Besides allowing for locality appeal, the specials generally have higher menu prices than other menu items. This change, combined with a price increase on whole pies in early January 1996, partially mitigated the price decrease taken in the middle of 1995. Village Inn's year-to-date comparable sales increase was largely due to higher average customer expenditures from menu mix changes as comparable customer counts marginally increased by .2%.

Consolidated restaurant operating profit increased both in total and as a percentage of sales for the second quarter of 1996 compared to last year's
second quarter.   Bakers Square accounted for all of the improvement as a
result of certain programs to control waste and gain efficiencies without compromising the experience to the customer. Also, more pronounced costs of programs to improve customer counts in 1995's second quarter contributed to the improvement. This increase was partially offset by decreased restaurant operating profits for Village Inn due to higher labor, insurance and advertising costs.

Consolidated restaurant operating profit decreased for the fiscal first half of 1996 compared to 1995's first half due primarily to lower Bakers Square restaurant operating profits, largely from the effect of reduced comparable sales on fixed occupancy and labor costs in 1996's first quarter. Also, Village Inn's operating profits decreased due to the reduced number of operating days and higher labor and insurance costs.

Angel's, the Company's experimental concept, continued to show losses in the second quarter of 1996, although less than those reported a year earlier.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                     Bakers Square                        Village Inn
                     -------------                        -----------

           Comparable   Comparable    Store    Comparable   Comparable   Store
              Store      Customer   Operating     Store      Customer  Operating
              Sales       Counts     Margin       Sales      Counts *   Margin
           ----------------------------------  ---------------------------------
1995:
1st Qtr       -5.4%       -8.5%        7.8%         0.3%      -4.0%      13.8%
2nd Qtr      -11.2%       -7.5%        1.9%        -2.4%      -6.7%      16.6%
3rd Qtr      -10.1%       -1.0%       -8.7%        -2.1%      -5.3%      12.7%
4th Qtr       -8.6%       -0.8%       -5.5%        -1.4%      -3.9%      11.0%

1996:
1st Qtr       -7.6%        0.5%        0.1%         0.0%      -2.6%      13.5%
2nd Qtr        1.1%        2.9%        4.0%         4.4%       3.1%      13.7%

* The Company believes that the reduced customer counts for Village Inn in 1995 were largely due to increased specialty coffee shop competition, which did not overly affect sales but reduced customer counts and increased average customer expenditures.

Asset disposals

As of April 30, 1996, the Company had closed 48 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. Thirty-three of the closed units have been disposed of through sublease or sale arrangements. In the second quarter of 1996, the Company closed two additional restaurants that were not included in the 1994 disposition plan. No additional charges were recorded for these closures as the Company does not expect material carrying costs or disposition losses from these properties. The following table details sales and operating results for the 52 restaurants.

Second quarter ended:            April 30, 1996             May 14, 1995
                                 --------------             ------------
                                          Operating                  Operating
                            Sales       Profit (Loss)     Sales    Profit (Loss)
                            -----       -------------     -----    -------------
Bakers Square             $545,000       $(50,000)      $4,500,000    $(358,000)
Village Inn                222,000        (20,000)       1,300,000       68,000
Angel's                         --             --          457,000      (98,000)
- --------------------------------------------------------------------------------
   Total                  $767,000       $(70,000)      $6,257,000  $  (388,000)
================================================================================


Year-to-date ended:             April 30, 1996             May 14, 1995
                                --------------             ------------
                                         Operating                   Operating
                           Sales       Profit (Loss)      Sales    Profit (Loss)
                           -----       -------------      -----    -------------
Bakers Square           $1,423,000      $(195,000)     $12,241,000   $(397,000)
Village Inn                443,000        (26,000)       3,540,000      55,000
Angel's                         --             --        1,314,000    (155,000)
- --------------------------------------------------------------------------------
   Total                $1,866,000      $(221,000)     $17,095,000   $(497,000)
==============================================================================

Other revenues and expense
- --------------------------

Average daily franchise revenue decreased 10.3% in the second quarter of 1996 versus the same quarter last year due to costs incurred to resume growth in that group. For the first half of 1996, average daily franchise revenue decreased 1.2%.

As a percent of revenues, general and administrative costs increased to 7.5% in the second quarter of 1996 from 6.8% last year. The higher relative costs were largely due to higher legal expenses. Year-to-date, general and administrative expense as a percent of revenues was 6.9% and 6.5% for 1996 and 1995, respectively.

Average daily interest expense increased 13.3% and 15.0% for the second quarter and year-to-date, respectively, over last year due to higher borrowing levels.

Liquidity and capital resources
- -------------------------------

Cash provided by operations decreased 32% in the first half of 1996 compared to the same period in 1995 primarily due to lower operating income.

As of April 30, 1996, $31,500,000 of advances were outstanding under the Company's bank credit facility and approximately $14,200,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. The Company's bank credit agreement, as amended, expires on September 30, 1996 when it converts to a term facility payable in eight equal installments through June 30, 1998. The Company is currently pursuing a new revolving credit facility with certain lenders and is optimistic that a new facility will be in place prior to the current revolving facility's expiration.

During the first half of 1996, the Company disposed of twelve properties, one through sale, ten through lease termination and one through sublease. Also during that time frame, closure and carrying costs of $1,248,000 were charged against the liability established for such and cash proceeds of $703,000 were realized from the disposition of properties.

At April 30, 1996, the Company had 27 properties remaining which it was trying to dispose of. Six of these properties were owned in fee and the rest were leased. The Company hopes to sell the fee properties over the next year and $5.1 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next fifteen months. Cash carrying costs of approximately $2.2 million are expected to be incurred over that period. The Company expects to sublease seven of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of April 30, 1996, authorizations granted by the Board for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first half of 1996. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

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

Outlook
- -------

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

Recently, Congress has discussed the possibility of raising the federal mandated minimum wage. Also, a number of states have additionally indicated that they are considering raising their minimum wage rates above the proposed federal level. Depending upon the final provisions of any bill, the restaurant industry could be one of the most affected industries of such increases due to the composition of its workforce. At present, the Company believes that such increases are likely, but due to the uncertainty of the final legislation and competitive response it is not possible to quantify.



                          ARTHUR ANDERSEN LLP



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of VICORP RESTAURANTS, INC. (a Colorado corporation) as of April 30, 1996, and the related condensed consolidated statements of operations for the 3-month period ended April 30, 1996, the 12-week period ended May 14, 1995, the 6-month period ended April 30, 1996 and the 28-week period ended May 14, 1995, and the condensed consolidated statements of cash flows for the 6-month period ended April 30, 1996 and the 28-week period ended May 14, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc.
as of October 31, 1995 (not presented herein) and, in our report dated December 12, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                       /s/ Arthur Andersen LLP
                           -------------------
                           ARTHUR ANDERSEN LLP

Denver, Colorado,
    May 31, 1996.



                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders.

          On April 5, 1996, the Registrant held its Annual Meeting of Shareholders. At that meeting, two proposals were submitted to the shareholders for approval. Those proposals related to the election of directors and ratification of the appointment of the Company's independent auditors for VICORP's 1996 fiscal year.

          As to the first proposal, each of the nominees for directors were elected based upon the following vote:


      Director                   For      Against    Abstain     Broker Non-
                                                                   Votes
- -------------------------------------------------------------------------------
 Carole Lewis Anderson        6,807,690    31,032       --            --

 Bruce B. Brundage            6,808,090    30,632       --            --

 Charles R. Frederickson      6,807,770    30,952       --            --

 John C. Hoyt                 6,808,090    30,632       --            --

 J. Michael Jenkins           6,807,890    30,832       --            --

 Robert T. Marto              6,808,658    30,064       --            --

 Dudley C. Mecum              6,808,090    30,632       --            --

 Dennis B. Robertson          6,808,090    30,632       --            --

 Arthur Zankel                6,808,090    30,632       --            --


    The selection of Arthur Andersen LLP to serve as the Company's independent accountants for fiscal 1996 was ratified. The vote was 6,819,330 for; 14,142 against; 5,250 abstained; and no broker non-votes.

Item 5.  Other Information.

  On April 15, 1996, Messrs. Craig Held and Hunter Yager were appointed to the Company's board of directors.

   Mr. Held has been the President and Chief Operating Officer of Paramount Farms, Inc. since 1994. Paramount Farms, Inc. produces and markets pistachios and almonds. From 1986 to 1994, Mr. Held held various positions with Taco Bell Corp., a Pepsico company, including Vice President/New Concepts, Senior Director/Field Marketing and Mall Prospects and Director of Marketing.

  Mr. Yager retired from Grey Advertising, Inc. in 1985 where he was an Executive Vice President. Since his retirement, he has been a private consultant in marketing and advertising.

   There is no family relationship between Messrs. Held and Yager or with any current director or executive officer of the Company.

Item 6:  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       (10) Amendment No. 5 Dated as of April 30, 1996 to Second Amendment and Restated Credit Agreement Dated as of June 18, 1993.

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






                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)




June 12, 1996                           By:/s/ J. Michael Jenkins
                                        ----------------------------
                                        J. Michael Jenkins, President
                                         and Co-Chief Executive Officer



June 12, 1996                           By:/s/ David D. Womack
                                        ----------------------------
                                        David D. Womack, Controller