Form 10-Q
period 1996-07-31
VICORP RESTAURANTS INC
filed 1996-09-13
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                               OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                    Commission file number 0-12343

                          VICORP Restaurants, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             COLORADO                                  84-0511072
  -------------------------------                 -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


               400 West 48th Avenue, Denver, Colorado, 80216
               ---------------------------------------------
                  (Address of principal executive offices)
                              (Zip Code)


                             (303) 296-2121
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


                             Not Applicable
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The registrant had 9,051,026 shares of its $.05 par value Common Stock outstanding as of September 12, 1996.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                            July 31,     October 31,
                                              1996          1995
                                          -----------    -----------
                                          (unaudited)
ASSETS

Current assets
 Cash                                       $   1,972      $   3,988
 Receivables                                    2,311          3,149
 Inventories                                    5,602          8,597
 Deferred income taxes                          5,000          5,000
 Prepaid expenses and other                     1,465          2,003
                                            -----------    -----------
  Total current assets                         16,350         22,737
                                            -----------    -----------
Property and equipment, net                   137,693        152,592
Deferred income taxes                          41,789         39,375
Other assets                                   10,636         13,457
                                            -----------    -----------
Total assets                                $ 206,468      $ 228,161
                                            ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of
  long-term debt (Note 3)                   $  13,578      $   4,480
 Current maturities of
  capitalized lease obligations                 1,434          1,636
 Accounts payable, trade                       10,653         16,526
 Accrued compensation                           5,015          5,542
 Accrued taxes                                  7,324          7,998
 Accrued insurance                              4,610          5,656
 Other accrued expenses                         4,170          4,984
                                            -----------    -----------
  Total current liabilities                    46,784         46,822
                                            -----------    -----------
Long-term debt (Note 3)                        13,639         31,094
Capitalized lease obligations                   9,494         11,085
Non-current accrued insurance                   6,799          6,092
Other non-current liabilities and credits       8,999          9,970

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating
  Preferred Stock, $.10 par value,
  200,000 shares authorized,
  no shares issued                                 --             --
 Common stock, $.05 par value,
  20,000,000 shares authorized, 9,051,026
  and 9,044,026 shares issued
  and outstanding                                 453            452
 Paid-in capital                               84,389         84,332
 Retained earnings                             35,911         38,314
                                            -----------    -----------
   Total shareholders' equity                 120,753        123,098
                                            -----------    -----------
Total liabilities and shareholders' equity  $ 206,468      $ 228,161
                                            ===========    ===========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                   Three      Twelve        Nine        Forty
                                   Months     Weeks         Months      Weeks
                                   Ended      Ended         Ended       Ended
                                ----------   ---------    ---------    --------
                                  July 31,    August 6,    July 31,    August 6,
                                    1996        1995         1996        1995
                                ----------   ----------   ---------    --------
                                                   (unaudited)
Revenues
 Restaurant operations          $   85,540   $   82,275   $ 259,247   $ 289,749
 Franchise operations                  905          941       2,632       2,824
                                ----------   ----------   ---------   ---------
 Total revenues                     86,445       83,216     261,879     292,573
                                ----------   ----------   ---------   ---------
Costs and expenses
 Restaurant operations
  Food                              26,909       28,913      86,422      95,867
  Labor                             27,146       29,828      83,237      95,661
  Other operating                   23,085       24,597      70,592      81,768
 General and administrative          6,135        6,083      18,223      19,703
 Asset disposal (Note 4)             5,800           --       5,800          --
                                ----------   ----------   ---------    --------
 Operating loss                     (2,630)      (6,205)     (2,395)       (426)

 Interest expense                      895          909       3,009       2,888
 Other (income) expense, net          (112)        (221)       (597)       (672)
                                ----------   ----------   ---------    --------
Loss before income tax benefit      (3,413)      (6,893)     (4,807)     (2,642)
Income tax benefit                  (1,881)      (2,915)     (2,404)     (1,321)
                                ----------   ----------   ---------    --------
Net loss                        $   (1,532)  $   (3,978)  $  (2,403)   $ (1,321)
                                ==========   ==========   =========    ========
Loss per common share           $     (.17)  $     (.44)  $    (.27)   $   (.14)
                                ==========   ==========   =========    ========
Weighted average common shares       9,050        9,013       9,048       9,317
                                ==========   ==========   =========    ========

The accompanying notes are an integral part of the financial statements.





VICORP Restaurants, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                Nine            Forty
                                                Months          Weeks
                                                Ended           Ended
                                               --------        --------
                                               July 31,        August 6,
                                                 1996            1995
                                               --------        --------
                                                      (unaudited)
Operations
Net loss                                       $ (2,403)       $ (1,321)
Reconciliation to cash provided by operations
 Depreciation and amortization                   15,920          17,371
 Deferred income tax provision                   (2,414)         (1,346)
 Loss on disposition of assets                    6,019             345
 Other, net                                        (160)            (31)
                                               --------        --------
                                                 16,962          15,018
 Change in assets and liabilities
  Trade receivables                                 777              41
  Inventories                                     2,994           4,173
  Accounts payable, trade                        (5,872)         (3,437)
  Other current assets and liabilities           (2,816)         (3,740)
  Non-current accrued insurance                     707            (179)
                                               --------        --------
 Cash provided by operations                     12,752          11,876
                                               --------        --------
Investing activities
Purchase of property and equipment               (5,591)         (7,203)
Purchase of other assets                            (32)            (65)
Disposition of property                             (25)           (998)
Collection of non-trade receivables                 544           6,462
                                               --------        --------
 Cash used for investing activities              (5,104)         (1,804)
                                               --------        --------
Financing activities
Issuance of debt                                 10,000          29,750
Payment of debt and capitalized
 lease obligations                              (19,523)        (32,130)
Purchase of common stock                             --          (7,694)
Other, net                                         (141)            159
                                               --------        --------
 Cash used for financing activities              (9,664)         (9,915)
                                               --------        --------
Increase (decrease) in cash                      (2,016)            157
Cash at beginning of period                       3,988           6,123
                                               --------        --------
Cash at end of period                          $  1,972        $  6,280
                                               ========        ========
Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)          $  1,061        $  2,873
 Income taxes                                       297             927

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1995. The unaudited financial statements for the three and nine months ended July 31, 1996, and twelve and forty weeks ended August 6, 1995, contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

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

   Restaurant sales in 1995 restated to a comparable time frame basis as 1996 were as follows:

                               Restated            Reported
                              Fiscal 1995         Fiscal 1995
                            -------------       -------------
   1st Quarter              $ 103,133,000       $ 123,041,000
   2nd Quarter                 89,893,000          84,433,000
   3rd Quarter                 90,492,000          82,275,000
   4th Quarter                 86,598,000          80,367,000
                            -------------       -------------
                            $ 370,116,000       $ 370,116,000
                            =============       =============

     The Company determined that a significant amount of estimation would be required to restate quarterly 1995 operating results to correspond with the three month quarterly reporting. Therefore, restatements of results were not made and the interim results for 1996 and 1995 are not comparable. The following table highlights the differences in time periods:

                         Fiscal 1996                           Fiscal 1995
              ----------------------------------    ----------------------------------
                Time Period                 Days      Time Period                 Days
              ----------------------------  ----    ----------------------------  ----

1st Quarter   Nov. 1, 1995 - Jan. 31, 1996   92     Oct. 31, 1994 - Feb. 19, 1995  112
2nd Quarter   Feb. 1, 1996 - Apr. 30, 1996   90     Feb. 20, 1995 - May 14, 1995    84
3rd Quarter   May 1, 1996 - Jul. 31, 1996    92     May 15, 1995 - Aug. 6, 1995     84
4th Quarter   Aug. 1, 1996 - Oct. 31, 1996   92     Aug. 7, 1995 - Oct. 31, 1995    86
                                            ---                                    ---
                                            366                                    366
                                            ===                                    ===


3. As of July 31, 1996, the Company had $27,000,000 of borrowings and $9,604,000 of letters of credit placed under its bank credit facility.
The Company's bank credit agreement, as amended, expires on September 30, 1996, when it converts to a term facility payable in eight equal quarterly installments through June 30, 1998. The Company is currently pursuing a new credit facility with certain lenders.

4. In the third quarter of 1996, the Company recorded a $5.8 million asset disposal charge related to a decision to close and dispose of most of its Angel's Diner restaurants. The Company previously converted seven of its existing restaurants to the Angel's Diner format with the intent of utilizing that concept to invigorate underperforming locations. Based on the results of the test restaurants, the Company determined that this strategy did not have merit. One Angel's restaurant will continue to be operated and the remainder will close in the fourth quarter of 1996 with the intent to dispose of the properties through sale or sublease over the next fiscal year.

The asset disposal charge consisted of the following (in 000's):

 Total net assets                                    $ 6,628
 Estimated net realizable value                        1,957
                                                     -------
 Reduction of disposal assets to net realizable value  4,671
 Closure and carrying costs                            1,129
                                                     -------
 Total charge                                        $ 5,800
                                                     =======


     In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. As of July 31, 1996, the Company had closed all but one of those locations, of which 35 stores were disposed through sublease, lease termination or sale. Additionally, in the second quarter of 1996, the Company closed two restaurants which were not included in the 1994 disposition plan. Both properties are owned in fee and neither property is expected to have material closure costs or disposition losses. However, the Company expects to realize $2.3 million in proceeds from their sale. Operating results for the closed locations and the Angel's restaurants that will be closed were as follows:


                                  Three        Twelve        Nine         Forty
                                  months       weeks         months       weeks
                                  ended        ended         ended        ended
                              ------------------------   --------------------------
                                July 31,     August 6,      July 31,     August 6,
                                  1996         1995           1996         1995
                              -----------  -----------    -----------  ------------
Sales                         $ 1,448,000  $ 6,696,000    $ 5,999,000  $ 27,564,000
Store operating profit (loss)    (173,000)  (1,307,000)      (784,000)   (2,083,000)



During the nine months ended July 31, 1996, $1,721,000 of closure and carrying related costs were charged against the liability established for such costs. As of July 31, 1996, the Company had $11,489,000 of reserves remaining to provide for the disposal of 23 properties, including two closed prior to 1994 and the Angel's restaurants that will close in the fourth quarter. The reserves consisted of $7,535,000 to reduce the disposal properties to net realizable value and $3,954,000 to provide for expected carrying costs and sublease costs.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the financial data presented is not comparable because of differences in time periods presented (see Note 2 of Notes to the Condensed Consolidated Financial Statements). The third quarter of 1996 consisted of three months, or 92 days, while the third quarter of 1995 consisted of twelve weeks, or 84 days. The first three fiscal quarters of 1996 consisted of nine months, or 274 days, while the first three fiscal quarters of 1995 consisted of forty weeks, or 280 days.

Restaurant operations

     The following table sets forth select operating information of the Company's concepts and the Company as a whole.

                                              Third Quarter                      Year-to-Date
                                      -----------------------------      ----------------------------
                                         Three            Twelve             Nine             Forty
                                      months ended      weeks ended      months ended      weeks ended
                                      ------------      -----------      ------------      -----------
                                       July 31,           August 6,        July 31,          August 6,
                                         1996               1995             1996              1995
                                      ------------      -----------      ------------     ------------
Bakers Square
  Restaurant sales                    $51,432,000       $49,907,000      $156,257,000     $178,625,000
  Restaurant operating profit (loss)    3,473,000        (4,325,000)        5,570,000        2,647,000
  Restaurant operating profit (loss) %        6.8%             (8.7)%             3.6%             1.5%
  Divisional administrative costs       1,193,000         1,484,000         3,065,000        4,523,000
  Divisional operating profit (loss)    2,280,000        (5,809,000)        2,505,000       (1,876,000)
  Restaurants at quarter-end                  155               168
Village Inn
  Restaurant sales                    $32,487,000       $30,000,000      $ 97,959,000     $102,420,000
  Restaurant operating profit           5,057,000         3,797,000        13,961,000       14,652,000
  Restaurant operating profit %              15.6%             12.7%             14.3%            14.3%
  Franchise income                        905,000           941,000         2,632,000        2,824,000
  Divisional administrative costs         791,000           707,000         2,037,000        2,448,000
  Divisional operating profit           5,171,000         4,031,000        14,556,000       15,028,000
  Restaurants at quarter-end                   98               104
Angel's
  Restaurant sales                    $ 1,621,000       $ 2,368,000      $  5,031,000     $  8,704,000
  Restaurant operating loss              (130,000)         (535,000)         (535,000)        (846,000)
  Restaurant operating loss %                (8.0)%           (22.6)%           (10.6)%           (9.7)%
  Divisional administrative costs          47,000           197,000           226,000          684,000
  Divisional operating loss              (177,000)         (732,000)         (761,000)      (1,530,000)
  Restaurants at quarter-end                    5                 7
Consolidated
  Restaurant sales                    $85,540,000       $82,275,000      $259,247,000     $289,749,000
  Food cost %                                31.5%             35.1%             33.3%            33.1%
  Labor cost %                               31.7%             36.3%             32.1%            33.0%
  Other operating cost %                     27.0%             29.9%             27.2%            28.2%
  Restaurant operating profit (loss) %        9.8%             (1.3)%             7.3%             5.7%
  Restaurant operating profit (loss)    8,400,000        (1,063,000)       18,996,000       16,453,000
  Franchise income                        905,000           941,000         2,632,000        2,824,000
  Divisional general and
     administrative costs               2,031,000         2,388,000         5,328,000        7,655,000
                                      ------------      -----------      ------------     ------------
  Divisional operating profit (loss)    7,274,000        (2,510,000)       16,300,000       11,622,000
                                      ------------      -----------      ------------     ------------
  Unallocated general and
     administrative costs               4,104,000         3,695,000        12,895,000       12,048,000
                                      -----------       -----------      ------------     ------------
  Operating profit (loss) (1)           3,170,000        (6,205,000)        3,405,000         (426,000)
                                      ===========       ===========      ============     ============

(1) Before asset disposal charge of $5.8 million recorded in the third quarter of 1996.

Consolidated restaurant sales increased 4.0%, or $3.3 million, during the third quarter and decreased 10.5%, or $30.5 million, for the first three fiscal quarters of 1996 in comparison to last year. $8.2 million of the quarter increase was attributable to eight more operating days in 1996's third quarter versus 1995's third quarter. $6.2 million of the first three quarters decrease was attributable to six fewer operating days in 1996's first three quarters versus 1995's first three quarters. Also affecting the sales comparison was the reduced number of operating restaurants in 1996 compared to 1995 due to store closures. The Company operated approximately 29 and 35 fewer restaurants in the third quarter and first three fiscal quarters of 1996, respectively, compared to the prior year.

For the third quarter, comparable consolidated store sales increased 1.3%. Same store sales for Village Inn increased 2.4% while Bakers Square's same store sales increased .5%. The sales increase for Village Inn was largely due to customer count increases while the sales increase for Bakers Square was due to increased customer expenditures from menu mix changes partially offset by customer count declines.

For the first three quarters of fiscal 1996, comparable consolidated store sales decreased .9%, reflective of a 2.7% decrease for Bakers Square and a 1.9% increase for Village Inn. The comparable sales decrease in Bakers Square was due largely to lower prices. In the middle of fiscal 1995, the Company reduced menu prices in its Bakers Square group which decreased average customer expenditures approximately 10 to 12% in an effort to reverse its four-year customer count decline. However, in September 1995, Bakers Square refined its menu to include a "Manager's Daily Specials" section for which restaurant managers choose six to eight menu items each day from approximately 80 alternatives. Besides allowing for locality appeal, the specials generally have higher menu prices than other menu items. This change, combined with a price increase on whole pies in early January 1996, partially mitigated the price decrease taken in the middle of 1995. Village Inn's year-to-date comparable sales increase was largely due to higher average customer expenditures from menu mix changes.

Consolidated restaurant operating profit increased both in total and as a percentage of sales for the third quarter of 1996 compared to last year's third quarter. Bakers Square accounted for most of the improvement as a result of certain programs to control waste and gain efficiencies. Also, more pronounced costs of programs to improve customer counts in 1995's third quarter contributed to the improvement. Village Inn's restaurant operating profits increased due to lower labor and advertising costs.

Consolidated restaurant operating profit increased for the first three fiscal quarters of 1996 compared to 1995's first three quarters due primarily to higher Bakers Square restaurant operating profits. The improvement occured due to waste and operational controls and higher costs incurred last year to improve customer counts. Village Inn's operating profits decreased in absolute dollars but as a percentage of sales were same as last year.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                 Bakers Square                Village Inn
             ----------------------      ----------------------
             Comparable     Store        Comparable     Store
               Store      Operating        Store      Operating
               Sales       Margin          Sales       Margin
             ----------   ---------      ----------   ---------
1995:
1st Qtr        (5.4)%        7.8%            0.3%        13.8%
2nd Qtr       (11.2)%        1.9%           (2.4)%       16.6%
3rd Qtr       (10.1)%       (8.7)%          (2.1)%       12.7%
4th Qtr        (8.6)%       (5.5)%          (1.4)%       11.0%

1996:
1st Qtr        (7.6)%        0.1%            0.0%        13.5%
2nd Qtr         1.1%         4.0%            4.4%        13.7%
3rd Qtr          .5%         6.8%            2.4%        15.6%



Asset disposals

In the third quarter of 1996, the Company recorded a $5.8 million asset disposal charge related to its decision to close almost all of its Angel's Diner restaurants after determining that its strategy of using that concept to invigorate underperforming restaurants was not economically feasible. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs. The Company expects that the future cash impact from these asset disposals will not be material as cash proceeds from selling the properties will exceed cash closure/carrying costs and cash losses that would be incurred if the Company continued to operate the locations.

As of July 31, 1996, the Company had closed 49 of the 50 restaurants scheduled for disposition under a plan adopted in fiscal 1994. Also, the Company closed two additional restaurants in the second quarter of 1996. The following tables detail sales and operating results for those closure locations and the Angel's closure restaurants.

Third quarter ended:       July 31, 1996                   August 6, 1995
                     -------------------------       -------------------------
                                     Operating                       Operating
                        Sales           Loss           Sales            Loss
                     ----------      ---------       ----------    -----------
Bakers Square        $  131,000      $ (45,000)      $3,561,000    $  (730,000)
Village Inn             199,000         (8,000)       1,315,000        (90,000)
Angel's               1,118,000       (120,000)       1,820,000       (487,000)
- -------------------------------------------------------------------------------
  Total              $1,448,000      $(173,000)      $6,696,000    $(1,307,000)
===============================================================================

Year-to-date ended:        July 31, 1996                   August 6, 1995
                     --------------------------     ---------------------------
                                      Operating                      Operating
                        Sales            Loss          Sales       Profit (Loss)
                     ----------       ---------     -----------    ------------
Bakers Square        $1,516,000       $(263,000)    $15,742,000    $(1,341,000)
Village Inn           1,062,000          (4,000)      5,316,000         11,000
Angel's               3,421,000        (517,000)      6,506,000       (753,000)
- -------------------------------------------------------------------------------
  Total              $5,999,000       $(784,000)    $27,564,000    $(2,083,000)
===============================================================================

Other revenues and expenses

Average daily franchise revenue decreased 12.2% in the third quarter of 1996 versus the same quarter last year. For the first nine months of 1996, average daily franchise revenue decreased 4.8%. The decrease in revenues was due to higher costs incurred to resume growth in that group and decreases in net sublease rental and equipment sale income.

General and administrative expense decreased to 7.1% of revenues in the third quarter of 1996 from 7.3% last year and were essentially the same in absolute dollars despite the eight more operating days in 1996. As a percentage of revenues, general and administrative costs for the first three quarters of 1996 were 7.0% compared to 6.7% in the first 40 weeks last year, but had decreased $1.5 million due largely to cost control measures.

Average daily interest expense decreased 10.1% for the third quarter due to reduced capitalized lease interest. Year-to-date, average daily interest expense increased 6.5% due to higher levels of credit line borrowing in the first half of 1996, partially offset by reduced capitalized lease interest.

The Company's effective tax rate applied to year-to-date results was 50% for both 1996 and 1995. The higher than statutory rates resulted primarily from the affect of FICA tax credits.

Liquidity and capital resources

Cash provided by operations increased 7.4% in the first three quarters of 1996 compared to the same period in 1995 due largely to improved operating results when the impact of the non-cash asset disposal charge is excluded.

As of July 31, 1996, $27,000,000 of advances were outstanding under the Company's bank credit facility and approximately $18,400,000 was available for additional direct advances and letters of credit. The Company had reduced its outstanding borrowings by $8.3 million during the first three quarters of 1996. The Company's bank credit agreement as amended expires on September 30, 1996, when it converts to a term facility payable in eight equal installments through June 30, 1998. The Company is currently pursuing a new revolving credit facility with certain lenders and is optimistic that a new facility will be in place prior to the current revolving facility's expiration.


During the first three quarters of 1996, the Company disposed of twenty properties, three through sale, twelve through lease termination and five through sublease. Also during that time frame, cash closure and carrying costs of $1.7 million were charged against the liability established for such and cash proceeds of $1.7 million were realized from the disposition of properties.

At July 31, 1996, the Company had 23 properties remaining which it was trying to dispose of. Six of these properties were owned in fee and the rest were leased. The Company hopes to sell the fee properties over the next year and $4.5 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next twelve months. Cash carrying and closure costs of approximately $2.0 million are expected to be incurred over that period. The Company expects to sublease five of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of July 31, 1996, authorizations granted by the Board for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first three quarters of 1996. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $2.0 million are expected during the remainder of the fiscal year. These expected expenditures are largely related to routine replacements and maintenance. Cash provided by operations and from the unused portion of a bank credit facility are expected to be adequate to fund these expenditures.

Outlook

Federal law was recently enacted that will raise the mandated minimum wage. The law raises the hourly minimum wage by 50-cents to $4.75 on October 1, 1996, and by another 40-cents to $5.15 on September 1, 1997. However, the legislation freezes the wages of tipped employees at $2.13 an hour assuming the difference is earned in tip income. The tipped wage will be higher in certain states in which the Company operates that either do not allow tip credit or provide for a smaller tip credit than allowed under federal law. Also, a number of states have indicated that they are considering raising their minimum wage rates above the federal level. The Company expects an annual impact from the minimum wage increase of approximately $1.8 million, prior to the benefits of the operational efficiencies that are being implemented to offset this increase. Raising menu prices is not one of the operational efficiencies being contemplated at this time.

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. Such factors that could influence future performance include, but are not limited to, the effect of economic conditions, government initiatives such as the minimum wage increase discussed above, food commodity prices and availability, competition, labor availability and the weather.





                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of VICORP Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of VICORP RESTAURANTS, INC. (a Colorado corporation) as of July 31, 1996, and the related condensed consolidated statements of operations for the 3-month period ended July 31, 1996 and the 12-week period ended August 6, 1995 and for the 9-month period ended July 31, 1996 and the 40-week period ended August 6, 1995 and the condensed consolidated statements of cash flows for the 9-month period ended July 31, 1996 and the 40-week period ended August 6, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VICORP Restaurants, Inc. and subsidiary as of October 31, 1995 (not presented herein), and in our report dated December 12, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP


Denver, Colorado,
  August 28, 1996.





                      PART II - OTHER INFORMATION

Item 5.  Other information.

On August 19, 1996, Mr. Richard Sabourin assumed the position of
Executive Vice President/Chief Financial Officer. Previously, Mr. Sabourin was President/Chief Executive Officer for Bestop, Inc.

On August 26, 1996, Mr. Craig Held assumed the position of Executive Vice President/Chief Marketing Officer and President Non-Traditional and resigned from the Company's board of directors. Mr. Held previously was President/Chief Operating Officer for Paramount Farms, Inc.


Item  6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       (10)   Material Contracts.

              (i) Amendment No. 6 Dated as of July 31, 1996 to Second Amendment and Restated Credit Agreement Dated as of June 18, 1993.

              (ii)  Executive Compensation Plans & Arrangements.

                    (a) Employment Agreement of Craig Held dated as of July 19, 1996.

                    (b) Employment Agreement of Richard Sabourin dated as of July 25, 1996.

                    (c) Stock Option Agreement of Craig Held dated as of August 19, 1996.

                    (d) Stock Option Agreement of Richard Sabourin dated as of August 19, 1996.

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




                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)



September 12, 1996          /s/  J. Michael Jenkins
                                 -------------------
                                 J. Michael Jenkins, President and
                                    Chief Executive Officer


September 12, 1996          /s/  Richard E. Sabourin
                                 -------------------
                                 Richard E. Sabourin, Executive Vice President
                                  and Chief Financial Officer