Form 10-Q/A
period 1996-07-31
VICORP RESTAURANTS INC
filed 1996-10-15
CIK 703799

Item 6.  Exhibits and Reports on Form 8-K.

  (a)   Exhibits.

        (10)     Material Contracts.

                 (iii) Deferred Compensation Plan Amendment Effective as of May 1, 1996.


                    VICORP RESTAURANTS, INC.

                   DEFERRED COMPENSATION PLAN


                       TABLE  OF  CONTENTS
                       -------------------

Article     Title                                                Page No.
-------     --------------------------------------------        -----------
   1        Name                                                     1

   2        Purpose                                                  2

   3        Definitions                                              3

   4        Operation and Administration                             7

   5        Eligibility for Participation                            10

   6        Participant Allocations                                  12

   7        Establishment of Accounts                                15

   8        Maintenance of Accounts and Valuation of Plan            16

   9        Funding Limitations                                      18

  10        Vesting                                                  19

  11        Withdrawals of Funds During Employment                   20

  12        Regulations Governing Distribution of Benefits           22

  13        Beneficiary Designation                                  27

  14        Amendment and Termination                                28

  15        General Provisions                                       29




                    VICORP RESTAURANTS, INC.

                   DEFERRED COMPENSATION PLAN


Article 1
---------

History and Name
----------------

VICORP Restaurants, Inc. has had in effect since November 1, 1989 the Deferred Compensation Plan of VICORP Restaurants, Inc.

The VICORP Restaurants, Inc. Deferred Compensation Plan, hereinafter set forth, constitutes an amendment in its entirety to said plan which is continued effective as of May 1, 1996 with respect to employees and participants who had not yet retired, terminated employment or died as of such date. The rights of anyone covered under the plan prior to May 1, 1996, who retired, terminated employment or died before that date, shall be determined in accordance with the terms and provisions of the plan in effect on the date of such retirement, termination of employment or death, except as otherwise specifically provided herein.


Article 2
---------

Purpose
-------

The plan is intended to constitute a nonqualified deferred retirement plan which, in accordance with ERISA Sections 201(2), 301(a)(3) and 401(a)(1), is "unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees."

The purpose of the Plan is to acknowledge and reward certain key employees of the Company for their efforts on behalf of the Company by maximizing their ability to save on a tax-deferred basis and providing such key employees with benefits that shall not be restricted by any qualified plan limitations and/or requirements. Such limitations and requirements shall include, but not be limited to, the following:

2.1    Elective Deferral Contribution Limitation
       -----------------------------------------

       The $9,500 (1996 limit) limitation placed on elective employee contributions in accordance with Sections 402(g) of the Internal Revenue Code (the "Code"), which limitation shall be adjusted annually for increases in the cost-of-living in accordance with Section 415(d) of the Code.

2.2    Compensation Limitation
       -----------------------

       The $150,000 (1996 limit) maximum on compensation taken into account for all purposes under a qualified plan in accordance with Section 401(a)(17) of the Code, which limitation shall be adjusted for increases in the cost-of-living in accordance with Section 401(a)(17)(B) of the Code.

2.3    Limitation on Annual Additions
       ------------------------------

       The limitation on annual additions to qualified retirement plans in accordance with Section 415(c) of the Code, which limitation shall be adjusted annually for increases in the cost-of-living in accordance with
       Section 415(d) of the Code.

2.4    Minimum Participation Requirement
       ---------------------------------

       The participation requirements under Section 401(a)(26) of the Code.

2.5    Nondiscrimination Requirements
       ------------------------------

       The nondiscrimination testing requirements under Section 401(k) and
       (m) of the Code.


Article 3
---------

Definitions
-----------

For purposes of the Plan, the following words and phrases shall have the following meanings unless a different meaning is plainly required by the context. Wherever used, the masculine pronoun shall include the feminine pronoun and the feminine pronoun shall include the masculine and the singular shall include the plural and the plural shall include the singular.

3.1 "Account" shall mean a recordkeeping source from which Plan benefits are provided. The specific Accounts under this Plan are listed in Section 7.1 and described more fully in Article 12.

3.1 "Base Compensation" shall mean the Participant's wages for the Plan Year paid by the Company of the type reported in box 1 of Form W-2 (1995). Such wages shall include amounts within the meaning of Section 3401(a) of the Code plus any other amounts paid to the Participant by the Company for which the Company is required to furnish a written statement under Section 6041(d), 6051(a)(3) and 6052 of the Code, determined without regard to any rules that limit the amount required to be reported based on the nature or location of the employment or services performed,

       (a)   exclusive of

             (i)    Bonus Compensation;

             (ii)   severance pay on a non payroll basis;

             (iii)  nonqualified plan payments; and

             (iv) welfare benefits, fringe benefits (cash and non-cash), reimbursements of other expense allowances and moving expenses.

       (b)   inclusive of

             (i) any amounts deferred under any nonqualified plan, including the Plan; and;

             (ii) the amount of any contributions made by the Company under any salary reduction or similar arrangement to a qualified deferred compensation, pension or cafeteria plan, contributions to a simplified employee pension plan described in
                    Section 408(k) of the Code.

3.3 "Beneficiary" shall mean the person or persons designated in accordance with Article 13 to receive any benefits under the Plan in the event of a Participant's death.

3.4 "Board of Directors" shall mean the full Board of Directors of the Company.

3.5 "Bonus Compensation" shall mean any cash remuneration paid to a Participant, excluding Base Compensation, as a specific incentive bonus or award, including Voluntary
       Deferral Allocations made in accordance with Section 6.1, the source of which is Bonus Compensation.

3.6 "Committee" shall mean the person or persons appointed by the Board of Directors to administer the Plan.

3.7 "Company" shall mean VICORP Restaurants, Inc. or any affiliate, subsidiary or associate company which shall adopt the Plan for its employees with the approval of VICORP Restaurants, Inc. including any successor to the VICORP Restaurants, Inc. as a result of a statutory merger, purchase of assets or any other form of reorganization of the business of VICORP Restaurants, Inc.

3.8 "Deferred Retirement Date" shall mean the first day of any month subsequent to the Participant's Normal Retirement Date.

3.9 "Determination Date" shall mean the date on which the Participant's termination of employment occurs.

3.10 "Disability" or "Disabled" shall mean any physical or mental condition which meets the definition and provisions described in the Company's group long-term disability contract covering any Participants of this Plan.

3.11 "Disability Retirement Date" shall mean the first day of any month in which a Participant is Disabled.

3.12   "Effective Date" shall mean November 1, 1989.

       "Supplemental Effective Date" shall mean May 1, 1996.

3.13 "Employee" shall mean a person who is employed by the Company and falls under the usual common law rules applicable in determining the employer-employee relationship.

3.14 "Exercise Period" shall mean the period beginning on, and including, the date on which a holder of a Stock Option first becomes entitled to exercise the Stock Option and ending on, and including, the date on which the Stock Option expires.

3.15 "Exercise Price" shall mean the price at which a holder of a Stock Option is entitled to purchase a share of Company stock during the Exercise Period pursuant to the applicable Stock Option Agreement between the Employee and VICORP Restaurants, Inc.

3.16 "Participant" shall mean any Employee who is participating in the Plan in accordance with the provisions herein set forth.

3.17   "Plan" shall mean the VICORP Restaurants, Inc.  Deferred
       Compensation Retirement Plan as it may be amended from time to time.

3.18 "Plan Year" shall mean a period of 12 consecutive months commencing on January 1, 1990 and each January 1 thereafter.

3.19   "Qualified Plan" shall mean the VICORP Restaurants, Inc.
       Profit Sharing Plan or any successor 401(k) plan maintained by VICORP Restaurants, Inc. which is qualified under Sections 401(a) and 401(k) of the Code.

3.20 "Normal Retirement Date," for purposes of this Plan, shall mean either the date on which a Participant attains at least age 62, or the Participant attains at least age 55 and has completed ten or more Years of Service with the Company.

3.21 "Retirement" shall mean the termination of employment of a Participant on his Normal, Deferred or Disability Retirement Date.

3.22 "Stock Option" shall mean an option received by an Employee pursuant to a Stock Option Agreement between the Employee and VICORP Restaurants, Inc. giving that Employee the right to purchase shares of Company stock during the Exercise Period for the Exercise Price.

3.23 "Surrender Date" shall mean the date, selected by a holder of a Stock Option pursuant to a Surrender and Deferral Election, on which the holder will surrender such Stock Option; provided, however, that such date must be (i) within the Exercise Period and (ii) for 1996 at least 90 days after the date on which the holder files a Surrender and Deferral Election, and for all subsequent years at least 180 days after the date on which the holder files a Surrender and Deferral Election.

3.24 "Surrender and Deferral Election" shall mean a notification by the Employee to the Committee of his election to surrender Stock Options under Section 6.5 and of the Surrender Date selected by the Employee.

3.25 "Trust Agreement" shall mean the instrument executed by the Company and the Trustee fixing the rights and liabilities of each with respect to holding and administering the Trust Fund in the event such a fund is established in accordance with the provisions of Section 3.27.

3.26 "Trustee" shall mean the Trustee or any successor Trustee, appointed by the Board of Directors, acting in accordance with the terms of the Trust Agreement.

3.27 "Trust Fund" shall mean all assets held by the Trustee for the purposes of the Plan in accordance with the terms of the Trust Agreement.

3.28   "Valuation Date" shall mean each business day of the Plan
       Year as determined by the New York Stock Exchange.


Article 4
---------

Operation and Administration of the Plan
----------------------------------------

4.1    Organization of the Committee
       -----------------------------

       (a) The Board of Directors shall appoint a Committee to administer the Plan, who, upon acceptance of such appointment, shall serve at the pleasure of the Board of Directors. Any member may resign by delivering his written resignation to the Board of Directors and to the Committee. Vacancies in the Committee arising from resignation, death, or removal shall be filled by the Board of Directors.

       (b) The Committee shall act by a majority of its members unless unanimous consent is required by the Plan or by unanimous approval of its members if there are two or less members in office at the time. In the event of a Committee deadlock, the Committee shall determine the method for resolving such deadlock. No Committee member shall act upon any question pertaining solely to himself, and the other member or members shall make any determination required by the Plan in respect to such member.

       (c) The Committee may, by unanimous consent, delegate specific authority and responsibilities to one or more of its members. The member or members so designated shall be solely liable, jointly and severally, for their acts or omissions with respect to such delegated authority and responsibilities. Committee members not so designated shall be relieved from liability for any act or omission resulting from such delegation.

4.2    Determination of Participant Eligibility
       ----------------------------------------

       The Committee shall, by written action prior to the first day of each Plan Year, designate those Employees, if any, who are to be Key Employees for purposes of Article 5.

4.3    Authority and Responsibility
       ----------------------------

       The Committee shall have full authority and responsibility to interpret and construe the Plan and determine all questions of the status and rights of the Participants and the amounts of their allocations. Its interpretation, construction or determination, as the case may be, shall be final and conclusive on both the Company and the Participants and their respective successors, assigns, personal representatives and Beneficiaries. Such authority and responsibility shall include, but shall not be limited to, the following:

       (a) appointment of qualified accountants, consultants, administrators, counsel, appraisers, or other persons it deems necessary or advisable, who shall serve the Committee as advisors only and shall not exercise any discretionary authority, responsibility or control with respect to the management or administration of the Plan;

       (b) determination of all benefits, and resolution of all questions arising from the administration, interpretation and application of the Plan;

       (c) adoption of forms and regulations for the administration of the Plan;

       (d) remedy of all inequity resulting from incorrect information received or communicated, or of administrative error;

       (e) settlement or compromise of any claims or debts arising from the operation of the Plan and the commencement of any legal actions or administrative proceeding.

4.4    Records and Reports
       -------------------

       The Committee shall keep a record of its proceedings and acts and shall keep books of account, records and other data necessary for the proper administration of the Plan.

       Following the end of each calendar quarter, the Committee shall provide each Participant with a detailed statement of his Account, including all transactions affecting his Account during the preceding calendar quarter, and reflecting the most recent valuation of his Account.

4.5    Required Information
       --------------------

       The Company, Participants or Beneficiaries entitled to benefits shall furnish forms and any information or evidence as requested by the Committee for the proper administration of the Plan. Failure on the part of any Participant or Beneficiary to comply with such request within a reasonable period of time shall be sufficient grounds for delay in the payment of benefits until the information or evidence requested is received.

4.6    Payment of Expenses of Plan
       ---------------------------

       The expenses of the Committee in connection with the administration of the Plan shall be the responsibility of the Company.

4.7    Indemnification
       ---------------

       The Company shall indemnify and hold the members of the Committee harmless against liability incurred in the administration of the Plan, except for the gross negligence or willful misconduct of any member.



Article 5
---------

Eligibility for Participation
-----------------------------

5.1    Eligibility
       -----------

       Each Key Employee will be eligible to participate in the Plan as of the first day of the first month following his date of hire or initial attainment of status as a Key Employee in accordance with Section 4.2.

5.2    Voluntary Participation
       -----------------------

       Participation in the Plan by Key Employees is entirely voluntary. As further specified in Section 6.3, a Key Employee must sign an election form and submit the signed form to the Committee before the date he elects to become a Participant of the Plan.

5.3    Committee Rules and Regulations
       -------------------------------

       The Committee shall, through the adoption of a set of rules and regulations, provide for methods used in advising a Key Employee of his eligibility in the Plan, and all forms necessary for the Key Employee to elect to participate.

5.4    Cessation of Participation
       --------------------------

       (a) For purposes of Articles 6, 7 and 11, an individual shall cease to be a Participant on the earliest of:

             (i)           the date on which he ceases to be a Key Employee;

             (ii) the date on which he terminates employment with the Company; and

             (iii)         the date on which the Plan terminates.

       (b) For all other plan purposes, an individual shall cease to be a Participant on the date the total vested value of his Account has been paid.

       (c) Notwithstanding the foregoing Subsections (a) and (b), in the event that the Department of Labor (DOL) issues regulations or other official notice specifically defining the group of employees that may participate in a plan of this type and any current Participants do not meet the criteria set forth in the DOL regulations or notice, the accounts of such participants shall be distributed in a lump sum as soon as administratively possible following the later of the effective date or publication date of the DOL regulations or notice.



Article 6
---------

Participant Allocations
-----------------------

6.1    Voluntary Deferral Allocations
       ------------------------------

       (a) Until the date of his cessation of participation in accordance with Subsection 5.4(a), a Participant may, within 30 days after first eligible or during the 30-day period preceding any January 1 thereafter

             (i) elect to voluntarily defer, through pay reduction each payroll period of the Plan Year of reference, no less than 1% nor more than 50%, in whole percentages, of that portion of his Base Compensation attributable to such payroll period; and/or

             (ii) authorize the Company to reduce his Bonus Compensation, no less than 1% nor more than 100%, in whole percentages,

             and to have a corresponding amount credited to his Accounts, in accordance with Section 7.2, by filing a Deferral Agreement with the Committee prior to the effective date of such election. The deferral shall be made from Base Compensation or Bonus Compensation as the Participant shall specify; however, to the extent the deferral is to be made from Bonus Compensation and no or insufficient Bonus is paid, the deferral shall be reduced.

       (b) A Participant's Voluntary Deferral Allocations made in accordance with Subsection (a) shall take the form of before tax deferrals to the Participant's Voluntary Deferral Allocation Account. In the event that a Participant's Base and/or Bonus Compensation should increase or decrease during the Plan Year, his allocations shall automatically be adjusted to reflect such change.

       (c) Notwithstanding the foregoing, a Participant may not make contributions to this Plan during any period for which contributions must be suspended in accordance with regulation
             Section 1.401(k)-1(d)(2)(iv)(B)(4) of the Code, as a condition of the Participant's receipt of a hardship withdrawal from any plan of the Company which includes a qualified cash or deferred arrangement under section 401(k) of the Code.

       (d) The amount of Base and/or Bonus Compensation that a Participant elects to defer shall be credited to the Participant's Accounts as soon as practicable, but no longer than 30 days following the date on which the Participant is paid the nondeferred portion of the compensation which is the source of the deferral.

6.2    Transfer of Voluntary Deferral Allocations to the Qualified Plan
       ----------------------------------------------------------------

       (a) As soon as administratively practicable following the end of each Plan Year but no later than March 15 of the following Plan Year, the Company will ensure that preliminary actual deferral percentage and actual contribution percentage testing under the Qualified Plan has been completed in order to determine the maximum amount of additional elective deferral contributions that could be made for each Participant for such Plan Year, consistent with Section 402(g) and the limitations of Section 401(k)(3), on behalf of each Participant who also is a participant in the Qualified Plan.

       (b) Upon determination of the maximum amount described in the preceding Subsection, the Company shall transfer directly to the Qualified Plan for the benefit of each such Participant an amount equal to the lesser of

             (i)   such maximum amount for such Participant; or

             (ii) the sum of the voluntary deferral allocations made in accordance with Section 6.1 and allocated to the Participant's Retirement Account in accordance with Section
                   7.2 for such Plan Year.

       (c) The amounts so transferred to the Qualified Plan for the benefit of the Participant will be treated as a contribution to the Qualified Plan and will be allocated under the Qualified Plan as of the last day of the Plan Year in which those amounts would have been received by the Participant as wages, but for the deferral elections under the Plan and the Qualified Plan, and the application of this Section.

       (d) The amount to be transferred in accordance with Subsection (b) shall continue to be credited with deemed investment experience in accordance with Article 8 until the date of transfer. Any amounts attributable to such investment experience shall remain in the Plan.

       (e)   Effective Date of Section
             -------------------------

             The provisions of this Section shall be effective as of the Plan Year beginning on January 1, 1997 and ending on December 31, 1997 and each Plan Year thereafter.


6.3    Forms Required
       --------------

       A Participant shall elect to contribute on forms and in the manner prescribed by the Committee. A new election must be made prior to each Plan Year for which the Participant is eligible to participate in the Plan, even if the Participant does not elect to contribute for such Plan Year.

6.4    Irrevocable Election
       --------------------

       A Participant may not modify or discontinue his allocations for a Plan Year after the first day thereof.

6.5    Election to Surrender Stock Options and to Defer
       ------------------------------------------------

       (a) Subject to the requirements of Subsections (b) and (c), every Employee who is eligible to participate in the Plan and who holds Stock Options shall have the right to irrevocably elect to surrender all or any portion of the Stock Options held by such Employee and, in exchange therefor, have credited to that Employee's account in this Plan on the Surrender Date from the Company shares of VICORP Restaurants, Inc. common stock ("Stock"), as determined under Subsection (c).

       (b) The election under Subsection (a) must be made by the Employee filing a Surrender and Deferral Election with the Committee for 1996 at least 90 days prior to the Surrender Date and for all subsequent years at least 180 days prior to the Surrender Date.

       (c) If the Employee makes the election under Subsection (a) and surrenders the Stock Options on the Surrender Date, the Employee will have credited to his account on the Surrender Date a number of shares the Fair Market Value of which will equal the product of (i) the number of shares represented by the Stock Options surrendered times (ii) the excess of (x) the mean between the "bid" and "ask" closing prices for the Company's stock on the Surrender Date ("Fair Market Value"), as reported by NASDAQ, over (y) the Exercise Price of the Stock Options.

6.6    Section 16 Rejection
       --------------------

             Notwithstanding the Employee's election to surrender and defer as provided in Section 6.5 hereof, the Committee shall have the right to reject such election in the event such election at the time it is made would result in a violation of the short-swing profit provisions of Section 16 of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder as now or hereinafter in effect.

Article 7
---------

Establishment of Accounts
-------------------------

7.1    Establishment of Accounts
       -------------------------

       The following Accounts shall be established with respect to each
       Participant:

       (a)  Retirement Account,

       (b)  Education Account,

       (c)  Fixed Period Account.

7.2    Account and Subaccount Allocation
       ---------------------------------

       (a) Each Participant shall submit to the Committee before the beginning of the Plan Year of reference a written statement specifying the respective percentages of the Participant's Voluntary Deferral Allocations which are to be allocated to the Accounts listed in Subsection 7.1 and described more fully in Article 12.

            Notwithstanding the foregoing, the total amount attributable to the Participant's benefit account under the terms and provisions of the Plan as of April 30, 1996 shall be automatically allocated on the Supplemental Effective Date to the Retirement Account established on behalf of such Participant in accordance with Subsection 7.1(a).

       (b) The minimum amount which may be allocated for the Plan Year of reference in accordance with Subsection (a) to each Account and, if applicable, to each subaccount, is $1,000.

7.3    Irrevocable Allocation
       ----------------------

       An Eligible Employee may not amend or revoke an allocation made for or during a Plan Year.

Article 8
---------

Maintenance, Investment and Valuation of Accounts
-------------------------------------------------

8.1    Maintenance of Accounts
       -----------------------

       The Committee shall establish and maintain a separate accounting in the name of each Participant, to which it shall credit all amounts allocated in accordance with Articles 6 and 7 and all earnings as determined in accordance with Section 8.3 and 8.4.

8.2    Deemed Investment Election
       --------------------------

       (a) Initial Election - Each Participant shall designate, in multiples of 5%, one or more of the funds described in Section 8.3 for the purpose of attributing earnings to his Account.

             In the event the Participant fails to make an initial investment election, his Account shall be deemed to be 100% invested in the most conservative fund (e.g. a money market fund or a fixed income fund) available under the Plan until such time as he makes a subsequent or transfer election in accordance with Subsection (b) or (c).

       (b) Subsequent Election - A Participant may, by written election, change his fund election with respect to subsequent allocations. Such subsequent elections are limited to four times each Plan Year.

       (c) Transfer Election - A Participant may, by written election, change his fund election with respect to his then existing Account. Such changes are limited to four times each Plan Year and shall become effective as soon as administratively possible following receipt of the Transfer Election.

       (d) Such elections shall be the basis for the valuation of a Participant's Account in accordance with Section 8.4 but shall not require the Company to actually place assets in such funds or purchase any specific assets for purposes of the Plan.


8.3    Funds
       -----

       The Committee shall choose investment vehicles on which to base the imputed earnings of Participant Accounts. Until changed by the Committee, such vehicles shall consist of the following:

       (a)       Vanguard Bond Index

       (b)       Vanguard Index 500

       (c)       Fidelity Puritan Fund

       (d)       Fidelity Equity Income Fund

       (e)       Fidelity Magellan Fund

       The Committee, in its sole discretion, may at any time change the above-referenced vehicles by written resolution, provided that the Participants are notified prior to the effective date of any such change.

       The fair market value of each Fund shall be determined by the Committee and shall represent the fair market value of all securities and other property held for the respective Fund, plus cash and accrued earnings, less accrued expenses and proper charges against the Fund to the extent that they are not otherwise paid by the Company in accordance with Subsection 8.4.

8.4    Allocation of Earnings and Expenses
       -----------------------------------

       (a) On the basis of the valuation as of a Valuation Date, the Accounts of all Participant's shall be (i) proportionately adjusted to reflect the deemed investment earnings such as interest, dividends, realized and unrealized investment profits and losses and (ii) directly adjusted to reflect all other applicable transactions during the Plan Year attributable to such Accounts including, but not limited to, any allocations or distributions.

       (b) In addition to its allocations, the Company may, in its discretion, pay all the administrative expenses of the Plan and all fees and retainers of the Plan's accountants, counsel, consultant, administrator or other specialist so long as the Plan remains in effect.

Article 9
---------

Funding Limitations
-------------------

9.1    Benefit Status
       --------------

       (a) All benefits under the Plan are unfunded obligations of the Company.

       (b) At no time shall a Participant or the Participant's Beneficiary have any right, title or interest in or to any specific fund or assets of the Company.

       (c) As to any claim for benefits under the Plan, the Participant or the Participant's Beneficiary shall be a creditor of the Company in the same manner as any other creditor having a general claim for unpaid compensation.

9.2    Investment and Benefit Payment Obligation of the Company
       --------------------------------------------------------

       (a) Nothing contained herein shall require the Company to set aside or earmark any monies or other assets specifically for payments under the Plan.

       (b) Neither the Company nor any Trustee shall be obligated to purchase or maintain any asset, and any reference to investments is solely for the purpose of computing the value of benefits.

       (c) Neither this Plan nor any action taken pursuant to the terms of this Plan shall be considered to create a fiduciary relationship between the Company and the Plan Participants or any other persons, or to establish a trust in which the assets are beyond the claims of any unsecured creditor of the Company.

       (d) Benefits are payable as they become due irrespective of any actual investments the Company may make to meet its obligations.


Article 10
----------

Vesting
-------

10.1   Upon Retirement
       ---------------

       Upon eligibility for Retirement, a Participant shall have a 100% vested interest in his Account.

10.2   Upon Death
       ----------

       Upon the death of a Participant, such Participant's Beneficiary shall be entitled to a 100% vested interest in the Participant's Account.

10.3   Upon Other Termination of Employment
       ------------------------------------

       Upon termination of a Participant's employment prior to his Retirement or death, he shall be entitled to a 100% vested interest in his Account.


Article 11
----------

Withdrawal of Funds During Employment
-------------------------------------

11.1   Financial Hardship Rules
       ------------------------

       (a) The Committee, solely in its discretion and in accordance with the provisions of this Article, may permit Participants to withdraw funds from the Plan.

       (b) A withdrawal may be made only if it is on account of an unanticipated emergency caused by an event beyond the Participant's control that results in a severe and immediate financial need, known hereafter as a "Financial Hardship".

             The following unanticipated emergencies shall be recognized as causing a Financial Hardship:

             (i) a sudden and unexpected illness or accident of the participant or of one of the participant's dependents, as defined in Article 152(a) of the Internal Revenue Code of 1986;

             (ii)   loss of the participant's property due to casualty; or

             (iii) other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the participant.

             Circumstances that shall not be deemed to meet the above "Financial Hardship" definition shall include, but not be limited to, the need to send any children of the Participant to college and the desire to purchase a home.

       (c) The circumstances that shall constitute an unforeseeable emergency shall depend upon the facts of each request, but, in any case, the Participant must provide the Committee with a signed written statement certifying that the Financial Hardship cannot be relieved

             (i) through reimbursement or compensation by insurance or otherwise,

             (ii) by reasonable liquidation of such Participant's assets, including those of his spouse and minor children if they are reasonably available to him,

             (iii) by discontinuance of allocations to this Plan or contributions to the Qualified Plan, through reimbursement or compensation by insurance or otherwise,

             (iv) by other distributions or loans from the Qualified Plan or loans from commercial sources on reasonable commercial terms.

       (d) The amount of such Financial Hardship withdrawal may not exceed the amount required to meet the specified need.

11.2   General Rules
       -------------

       (a)   Only one withdrawal will be permitted during any Plan Year.

       (b) A written request for a withdrawal must be submitted to the Committee at least 30 days prior to the withdrawal date, or at such other time as the Committee shall determine.

       (c) If a withdrawal is requested as of any date other than the day after a Valuation Date, no investment earnings will be credited on the amount withdrawn for the period from the last Valuation Date to the date specified for the withdrawal.

Article 12
----------

Regulations Governing Distribution of Benefits
----------------------------------------------

12.1   Retirement Account.
       -------------------

       (a)   Commencement of Benefit.
             -----------------------

             If a Participant terminates employment for any reason, including death, the Company shall pay such Participant or his Beneficiary, if applicable, a benefit in the form determined under Subsection (b), based on the value of his Retirement Account as of the Participant's Determination Date as soon as administratively practicable following such Determination Date.

       (b)   Form of Distribution
             --------------------

             (i)     Upon Normal or Deferred Retirement
                     ----------------------------------

                     Distribution of the Participant's Retirement Account as a result of the Participant's Normal or Deferred Retirement shall be in one of the following forms at the Participant's election, subject to the rules set forth in Subsection (d).

                     (A)   a single lump sum.

                     (B) substantially equal annual installments over a period of not less than two nor more than 15 full years.

                     Notwithstanding the foregoing, if the Participant's Retirement Account has a balance of less than $10,000, such Account shall automatically be paid to the Participant in one lump sum.

             (ii)    Upon Death, Disability or Other Termination of Employment
                     ---------------------------------------------------------
                     (excluding Normal or Deferred Retirement)
                     -----------------------------------------

                     Distribution of the Participant's Retirement Account as a result of the Participant's death, Disability or other termination of employment (excluding Normal or Deferred Retirement) shall be in a single lump sum.

       (c)   Determination of Benefits
             -------------------------

             (i) In the event that the Participant elects to have his benefits distributed in accordance with Subsection
                     (b)(i)(A) or (ii), he shall receive a single lump sum equal to the total value of his Account determined as of the date his benefit payment is processed.

             (i) In the event that the Participant elects to have his benefits distributed in accordance with Subsection
                     (b)(i)(B), the

                     (A) amount of the first payment shall be determined by multiplying the vested value of the Participant's Account as of his Determination Date by a fraction,

                           (1) the denominator of which equals the number of years over which the benefits are to be paid; and

                           (2)   the numerator of which is one.

                     (B) amounts of the payments for each succeeding year shall be determined by multiplying the vested value of the Participant's Account as of the applicable anniversary of his Determination Date by a fraction,

                           (1) the denominator of which equals the number of remaining years over which the benefits are to be paid; and

                           (2)   the numerator of which is one.

       (d)   Election of Form of Benefit Payment.
             -----------------------------------

             (i) A Participant shall elect the form in which his benefits are payable in accordance with Subsection (b)(i). Such election must be made when the Participant makes his initial election to participate in the Plan in accordance with Article 5.

             (ii) Notwithstanding the foregoing, the Participant may elect to change the form elected in accordance with Subsection (a), provided such new election is made at least one full calendar year prior to the Participant's termination of employment.

             (iii) Any election made pursuant to this Article shall be made on forms and in the manner prescribed by the Committee and shall be irrevocable, except as provided in Subsection (ii).




12.2   Education Account.
       -----------------

       (a) If a Participant remains continuously employed by the Company until January 1 of the calendar year in which an Eligible Dependent attains age 18, the Company shall pay to the Participant a benefit, as soon after such January 1st and each of the next three anniversaries thereof as administratively practicable, determined as of the Valuation Date immediately preceding or coinciding with each such January 1st as follows:

                  January 1st        Percentage of Eligible
                       Year          Dependent's Subaccount
                  -----------        ----------------------

                       1                       25%
                       2                   33-1/3%
                       3                       50%
                       4                      100%

       (b) Subject to the requirements of Section 7.2, a Participant may establish subaccounts under his Education Account by designating Eligible Dependents. A Participant may have a maximum of five such subaccounts at any time. A Participant's election pursuant to Section 8.2 shall apply uniformly to each subaccount.

       (c) If a Participant terminates his employment for any reason with a balance in his Education Account, the balance shall be transferred to his Retirement Account and distributed in accordance with Subsections 12.1(a) and (b); but no later than he would have received his benefit as provided in Subsection 12.2(a) above.

       (d) Notwithstanding any provision to the contrary, if on the January 1 of the calendar year in which an Eligible Dependent of a Participant attains age 18, the Eligible Dependent's subaccount has a balance of less than $10,000, such balance shall automatically be paid to the Participant in one lump sum.

       (e) If an Eligible Dependent dies prior to the payment of the full amount credited to his subaccount, the balance shall be paid to the Participant as soon as administratively practicable following the Valuation Date coinciding with or immediately following the Eligible Dependent's death.

       (f) For purposes of this Section, "Eligible Dependent" means a living individual who is a child, stepchild, grandchild, niece or nephew, or who is otherwise identified as a dependent of a Participant for purposes of the Code and who is either younger than age 14 or younger than age 18 but for whom a subaccount was initially established pursuant to Subsection (b) prior to his attaining age 14.

12.3   Fixed Period Account.
       --------------------

       (a) A benefit equal to the lump sum value of the Participant's Fixed Period Account determined as of the Valuation Date coinciding with or immediately preceding the January 1 of the payment year specified by the Participant shall be paid to him as soon as administratively practicable thereafter.

       (b) A Participant shall designate the payment year in the written statement by which the Fixed Period Account is established. Such payment year must not be less than two full calendar years subsequent to the date the Fixed Period Account of reference is established.

             Subject to the requirements of Section 7.2, a Participant may establish subaccounts under his Fixed Period Account, with separate payment years for each. A Participant may have a maximum of five such subaccounts at any time. A Participant's election pursuant to
             Section 8.2 shall apply uniformly to each subaccount.

       (c) If a Participant's employment terminates for any reason and the Participant has a balance in his Fixed Period Account, the balance shall be transferred to his Retirement Account and be distributed in accordance with Subsections 12.1(a) and (b); but no later than he would have received his benefit as provided in Subsection 12.3(a) above.

12.4   Claim Procedure For Benefits
       ----------------------------

       (a) Any request for specific information with respect to benefits under the Plan must be made to the Committee in writing by a Participant or his Beneficiary. Oral communications will not be recognized as a formal request or claim for benefits.

       (b) The Committee shall provide adequate notice in writing to any Participant or Beneficiary whose claim for benefits under the Plan has been denied, (i) setting forth the specific reasons for such denial; specific references to pertinent plan provisions; a description of any material and information which had been requested but not received by the Committee; and, (ii) advising such Participant or Beneficiary that any appeal of such adverse determination must be in writing to the Committee, within such period of time designated by the Committee but, until changed, not more than 60 days after receipt of such notification, and must include a full description of the pertinent issues and basis of such claim.

       (c) If the Participant or Beneficiary fails to appeal such action to the Committee in writing within the prescribed period of time, the Committee's adverse determination shall be final.

       (d) If an appeal is filed with the Committee, the Participant or Beneficiary shall submit such issues he feels are pertinent and the Committee shall reexamine all facts, make a final determination as to whether the denial of benefits is justified under the circumstances, and advise the Participant or Beneficiary in writing of its decision and the specific reasons on which such decision was based, within 60 days of receipt of such written request, unless special circumstances require a reasonable extension of such 60-day period.

12.5   Substitute Payee
       ----------------

       If a Participant or Beneficiary entitled to receive any benefits hereunder is in his minority, or is, in the judgment of the Committee, legally, physically, or mentally incapable of personally receiving and receipting any distribution, the Committee may make distributions to a legally appointed guardian or to such other person or institution as, in the judgment of the Committee, is then maintaining or has custody of the payee.

12.6   Satisfaction of Liability
       -------------------------

       After all benefits have been distributed in full to a Participant or to his Beneficiary, all liability to such Participant or to his Beneficiary shall cease.



12.7   Nonassignability
       ----------------

       No benefit under the Plan shall (a) be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any such action shall be void for all purposes of the Plan; or (b) in any manner be subject to the debts, contracts, liabilities, engagements or torts of any person, nor shall it be subject to attachments or other legal process for or against any person, except to such extent as may be required by law.



Article 13
----------


Beneficiary Designation
-----------------------


13.1 Each Participant, upon becoming eligible for participation in the Plan, may designate a Beneficiary to receive the benefits payable in the event of his death, and designate a successor Beneficiary to receive any benefits payable in the event of the death of any other Beneficiary.

13.2 A Participant may change his Beneficiary at any time. All Beneficiary designations and changes shall be made on an appropriate form as designated by the Committee and filed with the Committee.

13.3 If no person shall be designated by the Participant, or if the designated Beneficiary shall not survive the Participant, payment of his interest shall be made to the Participant's estate.




Article 14
----------


Amendment and Termination
-------------------------


14.1   Amendment
       ---------

       The Company may amend or otherwise modify the Plan by resolution of its Board of Directors, in whole or in part, either retroactively or prospectively, provided that no amendment or modification shall, with respect to allocations already credited,

       (a)   change the amount of allocations under Article 6 or Article 7 or

       (b)   create vesting requirements under Article 10.

14.2   Termination
       -----------

       The Plan may be terminated at any time at the discretion of the Company by resolution of its Board of Directors. Written notification of such action shall be given to each Participant and the Committee. Thereafter, no further allocations or credits shall be made to the Plan. As soon as administratively feasible following termination of the Plan, the Committee shall distribute the amount in each Account to or on behalf of the Participant or Beneficiary entitled thereto.




Article 15
----------


General Provisions
------------------


15.1   Limitation of Rights
       --------------------

       Neither the establishment of the Plan nor any modification thereof, nor the creation of an account, nor the payment of any benefits shall be construed as giving any Participant, Beneficiary, or any other person whomsoever, any legal or equitable right against the Company or the Committee unless such right shall be specifically provided for in the Plan or conferred by affirmative action of the Committee in accordance with the terms and provisions of the Plan; or as giving any Participant the right to be retained in the service of the Company, and all Participants and other employees shall remain subject to discharge to the same extent as if the Plan had never been adopted.

15.2   Construction of Agreement
       -------------------------

       The Plan shall be construed according to the laws of the State of Colorado, and all provisions hereof shall be administered according to, and its validity shall be determined under, the laws of Colorado where preempted by Federal law.

15.3   Severability
       ------------

       Should any provision of the Plan or any regulations adopted thereunder be deemed or held to be unlawful or invalid for any reason, such fact shall not adversely affect the other provisions or regulations unless such invalidity shall render impossible or impractical the functioning of the Plan and, in such case, the appropriate parties shall immediately adopt a new provision or regulation to take the place of the one held illegal or invalid.

15.4   Titles and Headings
       -------------------

       The titles and headings of the Articles in this instrument are for convenience of reference only and, in the event of any conflict, the text rather than such titles or headings shall control.

15.5   Binding Upon Successors
       -----------------------

       The liabilities under the Plan shall be binding upon any successor or assign of the Company and any purchaser of the Company or substantially all of the assets of the Company.