Form 10-K
period 1996-10-31
VICORP RESTAURANTS INC
filed 1997-01-17
CIK 703799

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 7,980,896 shares of the registrant's common stock held by non-affiliates on January 14, 1997 was approximately $ 99,761,200.

At January 14, 1997, there were 9,069,926 shares of the Company's Common Stock $.05 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.

                             PART I

ITEM 1. BUSINESS.

VICORP Restaurants, Inc., the registrant, is referred to herein as "VICORP" or the "Company". The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At October 31, 1996, VICORP operated 253 restaurants in 13 states, of which, 154 were Bakers Squares, 98 were Village Inns and one was a different concept. On that date, there were 108 franchised Village Inn restaurants in 21 states. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

Company Operations

During fiscal 1996, the Company closed 11 restaurants. The closures largely resulted from a decision in 1996 to substantially discontinue the Angel's concept and a 1994 plan to close and dispose of undesirable locations. The Company did not open any new restaurants in fiscal 1996. While the Company plans to resume growth of Company-operated restaurants, the Company's principal focus in fiscal 1997 will be on improving existing operations.

Both of the Company's restaurant concepts serve breakfast, lunch and dinner with a guest check average between $4 and $7. Village Inn is primarily known for its breakfast foods while Bakers Square emphasizes lunch and dinner and features fresh baked pies as signature items, for internal consumption or for carryout. Each Company-operated restaurant offers a relatively standard core menu. The standard menus are supplemented with daily and monthly specials. Daily specials are chosen at the discretion of the restaurant managers to provide specific locality appeal.

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

The Company utilizes advertising where market penetration allows.
Expenditures for advertising were 2.0% of Company-operated restaurant sales in fiscal 1996.

All of the Company-operated restaurants utilize point-of-sale computer systems. These systems capture and record sales and payroll data which are transmitted daily to the Company's corporate office. These systems are supplemented with personal computer back office systems that provide analytical and reporting tools for restaurant managers.

Franchise Operations

The Village Inn restaurants franchised by the Company generally operate for an initial term of 20 years and require payments to the Company of an initial franchise fee of $25,000 and a continuing royalty fee of three percent of the franchisee's revenues. In support of its franchising activities, the Company employs field consultants who visit the franchise restaurants regularly to ensure that the franchisees maintain compliance with certain standards of operations and make recommendations for improvements. A Franchise Advisory Board, consisting of seven franchisees who are elected by their peers every two years, meets regularly with Company personnel to discuss facets of operations that affect the Company's franchise community.

During fiscal 1996, six new franchise restaurants were opened and four franchise restaurants were closed. The net number of Village Inn franchise restaurants in operation over the last five years has not changed significantly. However, as franchising provides a profitable revenue stream and at the same time leverages the strength of the Village Inn brand into new markets, the Company continues to pursue franchising opportunities with qualified applicants. Eight new franchise units are expected to open in fiscal 1997.

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

Employees

At October 31, 1996 the Company employed approximately 12,400 persons.

Executive Officers of the Company

The following sets forth certain data concerning the executive officers of the Company, all of whom are appointed on an annual basis. There is no family relationship between any of the executive officers.


       Name                    Age       Position
       ----                    ---       --------
Charles R. Frederickson         58       Chairman of the Board
J. Michael Jenkins              50       Director, President and Chief Executive Officer
James R. Burke                  48       President/Bakers Square
Robert E. Kaltenbach            51       President/Village Inn
Nicholas S. Galanos             46       Executive Vice President/Development
Richard  E.  Sabourin           46       Executive Vice President/Chief Financial Officer



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

James R. Burke was appointed President/Bakers Square in March 1996 after serving as Executive Vice President/Bakers Square since May 1995. From November 1992 to April 1995, he served as Vice President Operations/Village Inn. For approximately six years prior to that time, Mr. Burke served as Vice President of Operations for Sea Galley Restaurants.

Robert E. Kaltenbach was appointed President/Village Inn in December 1994 after serving as Vice President/Franchise Operations since July 1988.

Nicholas S. Galanos joined the Company in February 1995 as President/Angel's. In October 1995, he assumed the duties of Executive Vice President/Development. From September 1993 until February 1995, he served as Chief Executive Officer/ Chief Operating Officer for Champps Entertainment, Inc. Mr. Galanos served as Chief Operating Officer/Executive Vice President of T.G.I. Friday's Hospitality Worldwide, Inc. from October 1991 to September 1993.

Richard E. Sabourin was appointed Executive Vice President/Chief Financial Officer in August 1996. From 1989 to August 1996, Mr. Sabourin was employed by Bestop, Inc in various positions including President, Chief Operating Officer and Chief Executive Officer.

ITEM 2. PROPERTIES.

The following table provides information as of October 31, 1996 concerning the land and buildings at restaurant locations operated, leased to others or held for disposal by the Company.

                                 Village     Bakers
                                   Inn       Square     Other     Total
                                 -------     ------     -----     -----
Company-operated restaurants:
 Properties owned in fee             7          53        --         60
 Buildings owned on leased land      5           9        --         14
 Leased locations                   86          92         1        179
                                 -------     ------     -----     -----
                                    98         154         1        253
                                 =======     ======     =====     =====

Properties leased to others:
 Properties owned in fee             1          --         4          5
 Buildings owned on leased land     --          --         1          1
 Leased locations                   23          --        23         46
                                 -------     ------     -----     -----
                                    24          --        28         52
                                 =======     ======     =====     =====

Properties held for disposal:
 Properties owned in fee            --          --         7          7
 Buildings owned on leased land     --          --        --         --
 Leased locations                   --          --        19         19
                                 -------     ------     -----     -----
                                    --          --        26         26
                                 =======     ======     =====     =====

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

The Company intends to lease, sublease or sell the 26 properties which are currently idle.

The Company owns its corporate office complex in Denver, Colorado. It also owns the land and buildings comprising its bakery facilities in Oak Forest, Illinois. It leases the land and buildings which comprise its bakery facilities in Santa Fe Springs, California and Mounds View, Minnesota.

ITEM 3. LEGAL PROCEEDINGS.

VICORP is a party to various judicial and administrative proceedings, all of which have risen in the ordinary course of business. None of the proceedings are deemed to be material in light of the amounts involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company's security holders during the three month period ended October 31, 1996.

                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 14, 1997, the Company had 517 shareholders of record. The following table sets forth for the periods indicated the high and low closing sales quotations per share of common stock as reported by NASDAQ:

                                    Fiscal Quarter
                         ---------------------------------------
                           First     Second     Third     Fourth
                         ---------------------------------------
1996
High                     $ 11 3/4  $ 15 1/4  $ 14 1/4    $ 15
Low                         9 3/4    10 1/8    11 1/2      12 3/4


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

ITEM 6. SELECTED FINANCIAL DATA.


(dollars in thousands, except per share data)      1996       1995       1994       1993       1992
                                              -----------------------------------------------------
RESULTS OF OPERATIONS
System-wide sales including franchise sales     $ 456,352  $ 496,300  $ 529,982  $ 542,986  $ 527,817
Restaurant sales                                  339,937    370,116    409,297    425,139    414,324
Total revenues                                    343,280    373,838    412,644    428,505    417,518
Income (loss) before extraordinary item              (929)    (4,532)    (6,638)    16,524     15,522
Net income (loss)                                    (929)    (4,532)    (6,638)    16,524     14,940
                                              -----------------------------------------------------
OPERATING ANALYSIS
Restaurant operating profit analysis as a
 percentage of restaurant sales
  Costs and expenses
   Food                                              32.9%      33.5%      30.1%      29.8%      30.9%
   Labor                                             32.0%      33.7%      30.2%      28.5%      27.8%
   Other operating                                   26.7%      28.3%      28.2%      27.5%      27.2%
  Restaurant operating profit                         8.4%       4.5%      11.4%      14.2%      14.1%
General and administrative expense
 as a percentage of revenues                          7.3%       7.0%       8.7%       7.8%       7.5%
Interest expense as a percentage of revenues          1.2%       1.0%        .9%        .9%       1.3%
Income before income taxes and extraordinary
 and unusual items as a percentage of revenues         .9%      (2.4%)      2.5%       6.3%       6.1%
Effective income tax rate                            64.0%      50.0%      37.5%      36.2%      39.5%
                                                -----------------------------------------------------
BALANCE SHEET DATA
Total assets                                    $ 203,946  $ 228,161  $ 249,023  $ 254,031  $ 241,958
Long-term debt and capitalized lease obligations   33,585     42,179     42,554     40,008     43,736
Common shareholders' equity                       122,269    123,098    134,866    148,318    135,445
Debt to total capitalization                         21.5%      25.5%      24.0%      21.2%      24.4%
                                                -----------------------------------------------------
CASH FLOW DATA
Net income (loss)                               $    (929)  $ (4,532)  $ (6,638) $  16,524  $  14,940
Depreciation and amortization                      21,088     22,565     26,133     23,381     20,242
Deferred income tax provision                      (1,950)    (4,825)    (5,414)     5,932      8,145
Write-offs, extraordinary item, and other           5,877        446     24,113      4,397      2,645
                                                -----------------------------------------------------
 Subtotal                                          24,086     13,654     38,194     50,234     45,972
Change in current assets and liabilities           (6,239)    (6,345)    (4,100)       636      8,196
                                                -----------------------------------------------------
Cash provided by operations                        17,847      7,309     34,094     50,870     54,168
 As a percentage of revenues                          5.2%       2.0%       8.3%      11.9%      13.0%
Investment in property and equipment                7,922     13,234     28,733     42,426     41,509
                                                -----------------------------------------------------
PER COMMON SHARE
Earnings (loss) before extraordinary item       $    (.10) $    (.49) $    (.69) $    1.60  $    1.48
Earnings (loss)                                      (.10)      (.49)      (.69)      1.60       1.42
Book value                                          13.50      13.61      14.18      14.96      13.58
Market price at year-end                           14 1/2         11     16 3/4     20 3/4     22 1/4
Weighted average common and dilutive
 common equivalent shares (000's omitted)           9,050      9,246      9,656     10,301     10,519
                                                -----------------------------------------------------
NUMBER OF RESTAURANTS AT YEAR-END
Bakers Square                                         154        160        189        187        181
Company-operated Village Inn                           98         99        112        126        122
Franchised Village Inn                                108        106        107        104        105
Other company-operated                                  1          5          6         --         --
                                                -----------------------------------------------------
Total                                                 361        370        414        417        408
                                                -----------------------------------------------------

 .    An asset disposal charge of $5,800,000 was included in results of operations for 1996.
 .    An asset disposal, impairment and restructuring charge of $23,000,000 and income of $1,918,000 from settlement of litigation were included in results of operations for 1994.
 .    Fiscal 1993 consisted of 53 weeks while the remainder of the fiscal years presented consisted of 52 weeks. A restructuring charge of $1,300,000 was included in results of operations for 1993.
 .    Pretax extraordinary debt extinguishment costs of $963,000 were included in results of operations for 1992.
 .    The Company has not paid dividends on its common stock during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis should be read in conjunction with the Selected Financial Data (Item 6 of Part II) and the Consolidated Financial Statements (Item 8 of Part II).

RESULTS OF OPERATIONS

The following table sets forth selected operating statistics for the last three fiscal years.

                                      1996           1995           1994
                                 -------------  -------------  -------------
Bakers Square
 Restaurant sales                $ 204,697,000  $ 226,996,000  $ 260,110,000
 Average sales per restaurant        1,309,000      1,282,000      1,364,000
 Restaurant operating profit (loss)  9,316,000         (9,000)    28,802,000
 Restaurant operating profit %             4.6%           0.0%          11.1%
 Divisional administrative costs     4,560,000      5,902,000      7,425,000
 Divisional operating profit (loss)  4,756,000     (5,911,000)    21,377,000
 Restaurants at year-end                   154            160            189

Village Inn
 Restaurant sales                $ 129,442,000  $ 132,349,000  $ 145,410,000
 Average sales per restaurant        1,317,000      1,251,000      1,192,000
 Restaurant operating profit        19,523,000     17,930,000     17,894,000
 Restaurant operating profit %            15.1%          13.5%          12.3%
 Franchise income                    3,343,000      3,722,000      3,347,000
 Divisional administrative costs     3,059,000      3,284,000      4,854,000
 Divisional operating profit        19,807,000     18,368,000     16,387,000
 Restaurants at year-end                    98             99            112

Angel's
 Restaurant sales                $   5,798,000  $  10,771,000  $   3,777,000
 Average sales per restaurant        1,352,000      1,539,000      2,122,000
 Restaurant operating profit (loss)   (626,000)    (1,488,000)        12,000
 Restaurant operating profit (loss) %    (10.8%)        (13.8%)           .3%
 Divisional administrative costs       278,000        956,000        796,000
 Divisional operating loss            (904,000)    (2,444,000)      (784,000)
 Restaurants at year-end                     1              5              6

Consolidated
 Restaurant sales                $ 339,937,000  $ 370,116,000  $ 409,297,000
 Food cost %                              32.9%          33.5%          30.1%
 Labor cost %                             32.0%          33.7%          30.2%
 Other operating cost %                   26.7%          28.3%          28.2%
 Restaurant operating profit %             8.3%           4.4%          11.4%

 Restaurant operating profit     $  28,213,000  $  16,433,000  $  46,708,000
 Franchise income                    3,343,000      3,722,000      3,347,000
 Divisional general and
  administrative costs               7,897,000     10,142,000     13,075,000
                                 -------------------------------------------
 Divisional operating profit        23,659,000     10,013,000     36,980,000
                                 -------------------------------------------
 Unallocated general and
  administrative costs              17,232,000     16,119,000     22,677,000
                                 -------------------------------------------
 Operating profit (loss)(1)      $   6,427,000  $  (6,106,000) $  14,303,000
                                 ===========================================

(1) Before asset disposal charge of $5.8 million in 1996 and asset disposal, impairment and restructuring charge of $23 million in 1994.

Consolidated restaurant sales decreased 8.2% in 1996 compared to 1995 due to operating, on average, approximately 31 fewer locations in 1996 as a result of restaurant closures. Comparable consolidated same store sales decreased 1.2%, reflecting a 1.5% increase for Village Inn and a 2.8% decrease for Bakers Square. Village Inn's comparable sales increase was due primarily to increased average customer expenditures from menu mix changes coupled with a modest customer count increase. Bakers Square's comparable sales decrease was due primarily to lower customer counts. A menu price decrease for Bakers Square taken in the middle of 1995 was offset by the addition of higher priced "Manager's Daily Specials" in September 1995 and other menu changes in 1996.

Consolidated restaurant sales decreased 9.6% in 1995 versus 1994. The Company operated approximately 25 fewer restaurants in 1995 compared to 1994 due to restaurant closures. A comparable same store sales decline of 5.9% also contributed to the overall decrease in sales. The Bakers Square division registered the majority of the decrease which was affected by a menu price reduction put into place in the middle of 1995, which decreased average customer expenditures by approximately 10%. This action of reducing prices was taken to reverse a four-year decline in customer counts in that division. Compared to the prior year, same store customer counts for Bakers Square decreased 8.7% in 1995 prior to the price reduction, but only decreased 1.4% thereafter.

Consolidated restaurant operating profit increased 72% in 1996 versus 1995. Bakers Square accounted for the majority of the improvement as a result of programs to control waste and gain efficiencies. Also, more pronounced costs of programs to improve customer counts in 1995, reduced advertising costs, and the closure of unprofitable locations contributed to the improvement. Village Inn's restaurant operating profit improved due largely to reduced food and advertising costs.

Consolidated restaurant operating profit decreased 65% in 1995 versus 1994. Bakers Square's restaurant operating profit decreased significantly due to the menu price reductions, lower comparable sales in relationship to fixed costs, and investments in food, labor and certain other restaurant related items in order to improve customer counts. Village Inn's restaurant operating results were essentially unchanged from the prior year, but improved as a percentage of sales. The closure of unprofitable restaurants and reduced advertising and insurance costs were largely offset by higher labor costs from increased staffing. Angel's, the Company's experimental concept, recorded a restaurant operating loss in 1995 due to preopening costs and a higher than expected cost structure.

Franchise income decreased 10% in 1996 versus 1995 due to higher costs to resume growth in that group. Franchise income increased 11% in 1995 versus 1994 due to lower administrative costs.

General and administrative expense decreased 4% in 1996 versus 1995 due to cost control measures, but increased to 7.3% of revenues from 7.0% in 1995. General and administrative expense decreased 27% in 1995 compared to 1994 as the result of administrative office consolidations, staff reductions, reduced incentive and legal expenses and a $1,000,000 sign-up bonus for the Company's President paid in 1994.

Interest expense increased 4% in 1996 versus 1995 due to increased average levels of borrowing partially offset by reduced capital lease interest.

Other income/expense in 1994 included $1,918,000 of income related to settlement of litigation against certain of the Company's insurance carriers.

In 1996, the Company recorded a $5,800,000 asset disposal charge related to its decision to close almost all of its Angel's Diner restaurants after determining that its strategy of using that concept to invigorate underperforming restaurants was not economically feasible. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included were charges to impair the carrying values on four properties and to accrue for administrative restructuring costs. As of October 31, 1996, all of the restaurants scheduled for disposition had been closed.

Operating results for the closed restaurants for the past three fiscal years were as follows:

                                        1996          1995         1994
                                     ----------  ------------  ------------
Bakers Square
  Sales                             $ 2,211,000  $ 18,190,000  $ 30,511,000
  Restaurant operating profit (loss)   (395,000)   (1,829,000)     (465,000)
Village Inn
  Sales                                 455,000     5,454,000    11,849,000
  Restaurant operating profit (loss)    (29,000)     (144,000)     (470,000)
Angel's
   Sales                              3,743,000     8,060,000       143,000
   Restaurant operating profit (loss)  (611,000)   (1,312,000)      (23,000)
Total
   Sales                              6,409,000    31,704,000    42,503,000
   Restaurant operating profit (loss)(1,035,000)   (3,285,000)     (958,000)


In 1995, the Company discontinued internal warehousing and distribution of grocery products for its restaurants. The Company does not anticipate significant changes in delivered product costs as a result of the change. Also, the Company closed its bakery facility in Phoenix, Arizona in 1995 and its bakery facilities in Denver, Colorado and Orlando, Florida in 1996.

The effective income tax rates used for financial reporting were 64.0% in 1996, 50.0% in 1995 and 37.5% in 1994. The higher rates in 1996 and 1995 were primarily due to the greater impact of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds is cash provided by operations. Cash flow from operations increased in 1996 due primarily to higher operating income.

The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Furthermore, the Company has not maintained large excess cash balances, but rather has utilized available cash for capital spending, repayment of borrowings or the repurchase of its common stock.

The Company supplements cash provided by operations with bank borrowings and occasional lease financing. During fiscal 1996, the Company reduced its outstanding debt borrowings by $10,854,000. At October 31, 1996, the Company had $24,500,000 of outstanding borrowings under its bank credit facility, with approximately $10,600,000 available for additional direct advances.

At October 31, 1996, the Company had 26 properties remaining which it was trying to dispose of. Seven of these properties were owned in fee and the rest were leased. The Company intends to sell the fee properties over the next year and $5.3 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next twelve to sixteen months. Cash carrying costs of approximately $2.0 million are expected to be incurred over that period. The Company expects to sublease five of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

In 1995 and 1994, 949,500 shares of the Company's common stock were repurchased for $14,976,000, under authorizations approved by the Board of Directors. At October 31, 1996, authorization to repurchase an additional 300,500 common shares was available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures in 1996 totaled $7,922,000 and consisted of $5,127,000 for improvements to existing restaurants, $1,179,000 for the purchase of equipment previously leased, and $1,616,000 for other support related projects. Capital expenditures of $20,000,000 are expected for 1997. No new restaurants are planned during 1997. Cash flow from operations, funds available under a bank credit facility, or other financing sources are expected to be adequate for planned capital projects and any repurchases of common stock authorized by the Board.

At October 31, 1996, the Company had $46,324,000 of net deferred tax assets, the majority of which relates to federal net operating loss carryforwards totaling $211,833,000. The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be applied against future taxable income. While a continuation of the Company's 1996 taxable income level is not sufficient to realize the portion of the net deferred tax asset related to the operating loss carryforwards before the expiration periods, the Company feels that its 1996 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $60,000,000 for fiscal years 1997 through 1999 will be necessary to realize net deferred tax assets of approximately $20,000,000 before expiration for a majority of the net operating loss carryforwards before they expire.

MANAGEMENT OUTLOOK

Federal law was recently enacted that raised the hourly minimum wage by 50-cents to $4.75 on October 1, 1996, and will raise it again by another 40-cents to $5.15 on September 1, 1997. However, the legislation freezes the wages of tipped employees to $2.13 an hour assuming the difference is earned in tip income. The tipped wage is higher in certain states in which the Company operates that either do not allow tip credit or provide for a smaller tip credit than allowed under federal law. Also, the minimum wage in California is scheduled to increase to $5.00 per hour in March 1997 and to $5.75 per hour in March 1998, and a number of other states have indicated that they are considering raising their minimum wage rate above the federal level. The Company expects an annual impact from the federal minimum wage increase of approximately $1.6 million, prior to the benefits of the operational efficiencies that are being implemented to offset this increase. Raising menu prices is not contemplated at this time.

The mid-scale segment of the restaurant industry remains extremely competitive. The Company has discontinued opening new restaurants until existing operations improve. Improvements in future operating performance will be primarily dependent upon the Company's ability to increase comparable sales, especially given the significant profit impact associated with incremental sales at existing restaurants. Cost controls will also play a significant factor in future profit growth. In addition, numerous external factors could have a significant impact on future performance, including but not limited to food commodity costs, labor availability, site availability, the economy, the weather and government initiatives such as minimum wage rates, mandated benefits and taxes.

Historically, the Company has mitigated the effects of inflation through cost controls and periodic price increases. Management believes it will be able to minimize the effects of future inflation through similar measures, although such price increases will be subject to competitive constraints and other business considerations.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The SFAS, which will be effective for the Company's fiscal 1997, recommends a fair value based method of accounting for an employee stock option. However, companies may choose to continue to account for stock options using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide proforma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company anticipates it will continue to account for stock options using the intrinsic value based method, and thus SFAS No. 123 will not have any impact on its reported results.

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

Charles R. Frederickson     J. Michael Jenkins        Richard E. Sabourin
Chairman of the Board       President and             Executive Vice President/
                            Chief Executive Officer   Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying consolidated balance sheets of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of October 31, 1996 and October 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. and subsidiary as of October 31, 1996 and October 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Denver, Colorado,
December 6, 1996.


VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
                                                 October 31,  October 31,
(in thousands)                                         1996         1995
                                                 -----------  -----------
ASSETS

Cash (Note 1)                                    $     1,406  $     3,988
Receivables (Notes 1 and 2)                            3,221        3,149
Inventories (Note 1)                                   6,517        8,597
Deferred income taxes (Notes 1 and 9)                  5,000        5,000
Prepaid expenses and other (Note 1)                    1,202        2,003
                                                 -----------  -----------
 Total current assets                                 17,346       22,737
                                                 -----------  -----------

Property and equipment, net (Notes 1 and 3)          134,653      152,592
Deferred income taxes (Notes 1 and 9)                 41,324       39,375
Long-term receivables (Notes 1 and 2)                  2,541        3,032
Other assets (Note 1)                                  8,082       10,425
                                                 -----------  -----------
Total assets                                     $   203,946  $   228,161
                                                 ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt and
 capitalized lease
  obligations (Notes 1, 4 and 5)                 $     1,592  $     6,116
Accounts payable, trade                               11,131       16,526
Accrued compensation                                   5,686        5,542
Accrued taxes                                          6,941        7,998
Accrued insurance (Note 10)                            4,524        5,656
Other accrued expenses                                 4,776        4,984
                                                 -----------  -----------
 Total current liabilities                            34,650       46,822

Long-term debt (Notes 1 and 5)                        24,642       31,094
Capitalized lease obligations (Note 4)                 8,943       11,085
Non-current accrued insurance (Note 10)                5,349        6,092
Other non-current liabilities and credits              8,093        9,970

Commitments and contingencies (Notes 4, 5 and 10)

Shareholders' equity (Note 6)
Series A Junior Participating Preferred Stock,
 $.10 par value, 200,000 shares authorized,
 no shares issued                                         --           --
Common stock, $.05 par value, 20,000,000
 shares authorized, 9,055,026 and 9,044,026
 shares issued                                           453          452
Paid-in capital                                       84,431       84,332
Retained earnings                                     37,385       38,314
                                                 -----------  -----------
 Total shareholders' equity                          122,269      123,098
                                                 -----------  -----------
Total liabilities and shareholders' equity       $   203,946  $   228,161
                                                 ===========  ===========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended
                                            -------------------------------------
                                            October 31,  October 31,  October 30,
(in thousands, except per share data)             1996         1995         1994
                                            -------------------------------------
Revenues
 Restaurant operations                      $   339,937  $   370,116  $   409,297
 Franchise operations (Note 1)                    3,343        3,722        3,347
                                            -------------------------------------
                                                343,280      373,838      412,644
                                            -------------------------------------
Costs and expenses
 Restaurant operations
  Food                                          111,954      124,028      123,280
  Labor                                         108,929      124,792      123,718
  Other operating                                90,841      104,863      115,591
 General and administrative                      25,129       26,261       35,752
 Asset disposal, impairment, restructuring
  and related costs (Note 8)                      5,800           --       23,000
                                            -------------------------------------
Operating profit (loss)                             627       (6,106)      (8,697)

 Interest expense                                 4,014        3,855        3,867
 Other (income) expense, net (Note 2)              (804)        (897)      (1,944)
                                            -------------------------------------
Loss before income taxes                         (2,583)      (9,064)     (10,620)
Provision for income taxes (Note 9)              (1,654)      (4,532)      (3,982)
                                            -------------------------------------
Net loss                                    $      (929)  $   (4,532)  $   (6,638)
                                            =====================================
Loss per common and dilutive
 common equivalent share (Note 1)           $      (.10)  $     (.49)  $     (.69)


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year ended
                                            ---------------------------------------
                                            October 31,   October 31,   October 30,
(in thousands)                                    1996          1995          1994
                                            ---------------------------------------
OPERATIONS
Net loss                                    $      (929)  $    (4,532)  $    (6,638)
Reconciliation to cash provided by operations
 Depreciation and amortization                   21,088        22,565        26,133
 Deferred income tax provision                   (1,950)       (4,825)       (5,414)
 Asset disposal, restructuring and
  related costs                                   6,173           436        24,788
 Other, net                                        (296)           10          (675)
                                            ---------------------------------------
                                                 24,086        13,654        38,194

 Change in assets and liabilities
  Trade receivables                                (289)          250        (1,855)
  Inventories                                     2,080         1,962         1,240
  Accounts payable, trade                        (5,395)       (2,720)       (1,423)
  Other current assets and liabilities           (1,891)       (4,180)       (1,379)
  Non-current accrued insurance                    (744)       (1,657)         (683)
                                            ---------------------------------------
Cash provided by operations                      17,847         7,309        34,094
                                            ---------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment               (7,922)      (13,234)      (28,733)
Purchase of other assets                           (425)          (14)       (1,568)
Disposition of property                            (651)         (768)          (16)
Additions to non-trade receivables                   --            --        (1,088)
Collection of non-trade receivables                 804         6,582         1,617
                                            ---------------------------------------
Cash used for investing activities               (8,194)       (7,434)      (29,788)
                                            ---------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debt                   45,500        41,250        17,750
Payments of debt and capital lease
 obligations                                    (57,889)      (35,984)      (14,471)
Purchase of common stock                             --        (7,694)       (7,282)
Other, net                                          154           418           532
                                            ---------------------------------------
Cash used for financing activities              (12,235)       (2,010)       (3,471)
                                            ---------------------------------------
Increase (decrease) in cash                      (2,582)       (2,135)          835
Cash at beginning of year                         3,988         6,123         5,288
                                            ---------------------------------------
Cash at end of year (Note 1)                $     1,406   $     3,988   $     6,123
                                            =======================================
Supplemental information
Cash paid during the year for
 Interest (net of amount capitalized)       $     4,102   $     3,933   $     3,792
 Income taxes                                       313           968         1,217


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At October 31, 1996, VICORP operated 253 restaurants in 13 states, of which, 154 were Bakers Squares, 98 were Village Inns and one was a different concept. On that date, there were 108 franchised Village Inn restaurants in 21 states. The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

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

Principles of consolidation

The consolidated financial statements include the accounts of VICORP Restaurants, Inc. and the accounts of its wholly-owned subsidiary through March 1996, the date of its dissolution. Prior to its dissolution, VICORP's subsidiary transfered all of its assets and liabilities to the Company.
All significant intercompany transactions and accounts have been eliminated.

Fiscal year

In fiscal 1995, the Company switched its fiscal year end to the last day in October. Prior to that, the Company utilized a 52/53 week fiscal year which ended on the last Sunday in October.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market value. Inventories consisted of the following (in thousands):

                              October 31,         October 31,
                                    1996                1995
                              -----------         -----------
Food at production facilities
  Raw materials               $     2,171         $     2,828
  Finished goods                    2,067               3,252
                              -----------         -----------
                                    4,238               6,080

Food at restaurants                 2,279               2,517
                              -----------         -----------
                              $     6,517         $     8,597
                              ===========         ===========

Prepaid expenses

Prepaid expenses consist primarily of supplies, prepaid contract costs and restaurant preopening costs. Preopening costs are amortized over a one-year period following restaurant opening. At October 31, 1996 and 1995, no material amounts of preopening costs were reported as assets.

Depreciation and amortization

Depreciation and amortization of property and equipment are provided using principally the straight-line method at rates based upon estimated useful lives of the assets, ranging from 20 to 40 years for buildings and 3 to 15 years for equipment and improvements. Amortization of leasehold rights and excess of cost over net assets acquired in purchase transactions is provided using the straight-line method, primarily over the remaining lives of location leases or assets acquired, generally 5 to 25 years. Deferred loan fees ($300,000 and $0, net of amortization at October 31, 1996, and 1995, respectively) are included in other assets and are amortized over the 3 year loan commitment period using the straight-line method (Note 5).

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

Net franchise revenues consisted of the following (in thousands):

                                       1996     1995     1994
                                    -------------------------
Continuing service fees             $ 4,216  $ 4,192  $ 3,968
Initial and renewal fees                169      167      166
Property rental income                  206      269      319
Interest income on franchisee notes     247      293      263
Equipment sales income                   42       50       64
Administrative expense               (1,537)  (1,249)  (1,433)
                                    -------------------------
Franchise revenues                  $ 3,343  $ 3,722  $ 3,347
                                    =========================

Advertising costs

The Company expenses the production costs of advertising the first time the advertising takes place. Costs of communicating advertising are expensed when incurred, generally when airtime or print media is used. Direct response advertising is seldom used by the Company and is expensed when incurred.

Advertising expense for 1996, 1995 and 1994 was $6,653,000, $11,106,000 and
$14,043,000, respectively. At October 31, 1996 and 1995, no material amounts of advertising were reported as assets.

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

Earnings per common and common equivalent share

Earnings per common and common equivalent share is based upon earnings attributable to common shareholders and the weighted average number of common and dilutive common equivalent shares for stock options outstanding during the year. Common equivalent shares for fiscal years 1996, 1995 and 1994 were anti-dilutive due to the net losses recorded in those years. The weighted average number of common and common equivalent shares used for the 1996, 1995 and 1994 calculations were as follows:

                                               1996        1995        1994
                                            ---------   ---------   ---------
Weighted average common shares outstanding  9,049,501   9,246,439   9,656,094
Common equivalent shares outstanding               --          --          --
                                            ---------   ---------   ---------
                                            9,049,501   9,246,439   9,656,094
                                            =========   =========   =========

Statements of cash flows

The Company considers all highly liquid investments and debt instruments with original maturities of three months or less to be cash equivalents.

NOTE 2. RECEIVABLES

Receivables consisted of the following:

                                  October 31,    October 31,
(in thousands)                          1996           1995
                                  -----------    -----------
Trade receivables                 $     2,826    $     3,391
Notes receivable                        4,327          5,808
Discounts                                (687)          (750)
Allowance for doubtful accounts          (704)        (2,268)
                                  -----------    -----------
Receivables, net                        5,762          6,181
Current portion                         3,221          3,149
                                  -----------    -----------
Long-term portion                 $     2,541    $     3,032
                                  ===========    ===========

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          October 31,    October 31,
(in thousands)                                  1996           1995
                                          -----------    -----------
Property and equipment used in operations
 Land                                     $    20,801    $    21,982
 Buildings and improvements                   120,464        122,533
 Equipment                                    107,477        104,856
 Construction in progress                         740          1,829
Restaurant property leased to others            4,505          4,339
Accumulated depreciation                     (128,608)      (111,339)
                                          -----------    -----------
                                              125,379        144,200
                                          -----------    -----------
Capitalized lease buildings                     8,575         10,091
Accumulated amortization                       (4,017)        (5,091)
                                          -----------    -----------
                                                4,558          5,000
                                          -----------    -----------
Properties held for disposal, net              10,271         10,011
Allowance for loss on disposal                 (5,555)        (6,619)
                                          -----------    -----------
Property and equipment, net               $   134,653    $   152,592
                                          ===========    ===========

Depreciation and amortization expense charged to operations for property and equipment was $20,555,000 in 1996, $22,018,000 in 1995 and $25,509,000 in 1994.

At October 31, 1996, all of the Company's fee owned properties were free of mortgages, pledges or other liens.

NOTE 4. LEASES

The Company is the prime lessee under various land and building leases for restaurants operated by it and certain of its franchisees. Additionally, the Company leases certain bakery production facilities. The leases have initial terms generally ranging from 15 to 35 years and in certain instances, provide for renewal options ranging from 5 to 20 years. Some of the leases contain purchase options at the end of the lease terms. Many of the leases contain escalation clauses, either predetermined or based upon inflation. Most of the leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of the agreements require payment of taxes, insurance and maintenance costs. The implicit interest rates range from 7.2% to 14.0% for capital leases.

The Company as prime lessee has entered into sublease agreements with franchisees and others on certain locations that are not operated by the Company. These leases generally have terms similar to the prime lease with the sublessee assuming the Company's obligations to pay taxes, insurance and maintenance costs.

Following is a summary as of October 31, 1996, of future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more:

                                                         Lease and
                                  Capital   Operating    sublease
(in thousands)                    leases     leases      rentals
                                  ---------------------------------
1997                              $ 2,709   $  14,546    $  (2,467)
1998                                2,524      14,079       (2,324)
1999                                2,371      13,478       (2,086)
2000                                2,144      12,359       (1,913)
2001                                1,953      11,584       (1,652)
Later years                         3,448      40,941       (4,889)
                                  --------------------------------
Total minimum lease payments       15,149   $ 106,987    $ (15,331)
                                            ======================
Less amount representing interest   4,692
                                  -------
Present value of mininum lease
 payments                          10,457
Current maturities of capitalized
 lease obligations                  1,514
                                  -------
Capitalized lease obligations     $ 8,943
                                  =======

Net rental expense consisted of the following:

(in thousands)                          1996       1995       1994
                                     -------------------------------
Restaurant land and buildings
 Minimum rentals                     $ 14,239   $ 14,714   $ 15,243
 Contingent rentals                     2,441      2,685      2,922
Equipment                                 742      1,346      3,293
                                     -------------------------------
Rental expense                         17,422     18,745     21,458
Less lease and sublease rental income   3,198      3,368      3,152
                                     -------------------------------
Net rental expense                   $ 14,224   $ 15,377   $ 18,306
                                     ===============================

NOTE 5. DEBT

Long-term debt consisted of the following:

                                          October 31,   October 31,
(in thousands)                               1996          1995
                                          -------------------------
Advances under bank credit agreement      $   24,500    $   35,250
Other long-term debt                             220           324
                                          -------------------------
                                              24,720        35,574
Current maturities                                78         4,480
                                          -------------------------
Long-term debt                            $   24,642    $   31,094
                                          =========================

On October 31, 1996, the Company canceled its existing credit facility and entered into two new unsecured revolving credit agreements which together provide up to $40,000,000 for direct advances and letters of credit with a sublimit of $10,000,000 on letters of credit. The available commitments will be reduced by $10,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998 and expire entirely on October 31, 1999 unless otherwise extended. Initial fees on the agreements totaled approximately $300,000. The Company is required to pay a quarterly agent's fee of $7,500, 3/8% per annum on unused commitments and 1 1/8% on issued letters of credit. Advances bear interest at the higher of the Federal Funds rate plus 1/2% or the lender's prime rate; or, the Company may elect to borrow at the lender's Eurodollar rate plus 1 1/2%. The Eurodollar and unused commitment rates are adjustable based on the Company's debt to capitalization ratio. During 1996, the largest aggregate outstanding balance under the Company's bank facilities was $40,000,000. The average balance outstanding was $32,995,000 and the average interest rate was 6.9%. At October 31, 1996, the Company had placed letters of credit totaling $4,916,000 in connection with its insurance programs and the interest rate charged on its outstanding advances was 8 1/4%.

The agreements contain various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions.

At October 31, 1996, principal amounts of long-term debt due during each of the five succeeding fiscal years were $78,000 in 1997, $4,570,000 in 1998, $20,072,000 in 1999, and none in both 2000 and 2001.

The Company incurred $4,014,000, $3,864,000 and $3,956,000 of interest charges in 1996, 1995 and 1994, respectively. Of these amounts, none, $9,000 and $89,000 were capitalized in each respective year.

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

At various times since August 1992, the Company's Board of Directors has authorized the purchase of shares of the Company's common stock. At October 31, 1996, authorization to purchase an additional 300,500 common shares was available.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $2,100,000 of consolidated retained earnings were unrestricted at October 31, 1996, as to the declaration of cash dividends and the acquisition of the Company's common stock.

The following table summarizes shareholders' equity activity:

                                         Common stock                               Total
                                        ---------------    Paid-in    Retained   shareholders'
(in thousands, except share data)       Shares   Amount    capital    earnings      equity
                                     ---------------------------------------------------------
Balances at October 31, 1993         9,911,563   $ 496     $ 98,338   $ 49,484   $ 148,318
Net loss                                    --      --           --     (6,638)     (6,638)
Common stock options exercised
 including income tax benefit           39,513       2          466         --         468
Purchase of common shares             (441,650)    (22)      (7,260)        --      (7,282)
                                     ---------------------------------------------------------
Balances at October 30, 1994         9,509,426     476       91,544     42,846     134,866
Net loss                                    --      --           --     (4,532)     (4,532)
Common stock options exercised
 including income tax benefit           42,600       1          457         --         458
Purchase of common shares             (508,000)    (25)      (7,669)        --      (7,694)
                                     ---------------------------------------------------------
Balances at October 31, 1995         9,044,026     452       84,332     38,314     123,098
Net loss                                    --      --           --       (929)       (929)
Common stock options exercised
   including income tax benefit         11,000       1           99         --         100
                                     ---------------------------------------------------------
Balances at October 31, 1996         9,055,026   $ 453     $ 84,431   $ 37,385   $ 122,269
                                     =========================================================

NOTE 7. STOCK OPTION, STOCK PURCHASE AND PROFIT-SHARING PLANS

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

In 1994, the Company entered into a stock option agreement with J. Michael Jenkins, a Director, Chief Executive Officer and President of the Company. Under the agreement, Mr. Jenkins was granted an option to purchase 300,000 shares of the Company's stock. These options were canceled in 1996, and the Company entered into a new stock option agreement with Mr. Jenkins. Under the new agreement, Mr. Jenkins was granted an option to purchase 300,000 shares of the Company's stock at a price of $13.00. The options vest 100,000 in August 1996, 100,000 in October 1999 and 100,000 in October 2002
and are exercisable until August 2006, unless accelerated under certain conditions.

In August 1996, the Company entered into stock option agreements with Craig Held and Rick Sabourin, Executive Vice President/Chief Marketing Officer and Executive Vice President/Chief Financial Officer, respectively. Each individual was granted options to purchase 100,000 common shares. Mr. Held's employment with the Company was terminated in November 1996 and his options were canceled at that time. Mr. Sabourin's options have a grant price of $11.50 per share, vest evenly over a four year period and expire in August 2006, unless earlier canceled.

The following table summarizes stock option activity:

                                           Shares        Option price
----------------------------------------------------------------------
Outstanding at October 31, 1993
(554,516 shares exercisable)              635,514       $ 5.63 - 26.00
Granted                                   338,809        14.25 - 30.17
Exercised                                 (39,513)        5.63 - 14.75
Canceled                                  (87,500)        5.63 - 23.50
----------------------------------------------------------------------
Outstanding at October 30, 1994
(508,336 shares exercisable)              847,310         5.63 - 30.17
Granted                                    19,882        15.25 - 17.00
Exercised                                 (42,600)        5.63 - 15.00
Canceled                                 (146,694)        9.88 - 25.50
----------------------------------------------------------------------
Outstanding at October 31, 1995
(356,607 shares exercisable)              677,898         5.63 - 30.17
Granted                                   534,000        11.50 - 14.88
Exercised                                 (11,000)        5.63 -  9.88
Canceled                                 (332,598)        5.63 - 30.17
----------------------------------------------------------------------
Outstanding at October 31, 1996
(459,140 shares exercisable)              868,300       $ 5.63 - 26.00
======================================================================

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

In October 1996, the Company adopted an Employee Stock Purchase Plan under which any eligible employee who has completed 12 months of employment may contribute up to $25,000 of their annual earnings toward the quarterly purchase of the Company's common stock. The common stock will be purchased from the Company at 85% of the quarter-end market value. There are no charges or credits to income in connection with the plan. The Company has reserved 500,000 common shares for issuance under the plan which terminates on September 30, 2001. No common shares were issued in fiscal 1996 under this plan.

The Company also has an Outstanding Common Stock Purchase Plan under which eligible participants may elect to utilize incentive compensation that otherwise would be paid in cash to purchase the Company's common stock in the open market at prevailing prices. If the participant still owns these shares and is still employed by the Company after two years from the purchase of the common shares, then a cash bonus equal to 25% of the incentive compensation used to purchase the shares will be paid to the participant. The plan expires the earlier of October 31, 1999 or when 100,000 common shares have been purchased by plan participants. No material expense under this plan was incurred during the last three fiscal years.

The Company has an employees' profit-sharing plan, established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company to be determined by the Board of Directors.
The Company's annual contribution, if the Company is profitable (as defined in the plan), must be equal to at least 2% and may not exceed 15% of the aggregate compensation of the participants while participating. Any full-time employee 21 years of age or older who has completed one year of service with the Company is eligible to participate. Assets of the profit-sharing plan can be invested in the Company's common stock, or among several other alternatives. The Company's expenses related to contributions to the plan in 1996, 1995 and 1994 were $473,000, $455,000 and $829,000, respectively.

NOTE 8. ASSET DISPOSAL, IMPAIRMENT, RESTRUCTURING AND RELATED COSTS

In 1996, the Company recorded a $5,800,000 asset disposal charge related to a decision to close and dispose of most of its Angel's Diner restaurants. The Company had previously converted seven of its existing restaurants to the Angel's Diner format with the intent of utilizing that concept to invigorate underperforming locations. Based on the results of the test restaurants, the Company determined that this strategy did not have merit. One Angel's restaurant will continue to be operated and the remainder closed in the fourth quarter of fiscal 1996 with the intent to dispose of the properties through sale or sublease over the next fiscal year.

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
                                                      =======

In 1994, a $23,000,000 charge was recorded principally related to a plan to close and dispose of 50 restaurants that had declining sales and profits and that were in trade areas no longer considered appropriate for the Company's operating concepts. The disposition plan also included a portion of the Company's manufacturing and distribution operations which were no longer economical to operate. The disposal charge consisted of estimates to reduce the carrying amounts of assets to net realizable value, accruals for closure and carrying costs, and losses on sublease dispositions where it was expected that sublease rentals would be lower than the Company's obligations under the prime lease.

Included in the 1994 charge was an impairment of assets of $2,287,000 for four restaurant properties with projected cash flows insufficient to recover remaining investments and a $1,291,000 restructuring charge related to the elimination of 27 administrative positions that were redundant or non-essential to ongoing operations.

As of the end of fiscal 1996, the Company had closed all the restaurants related to the above mentioned disposal plans. Additionally, in 1996 the Company closed two restaurants which were not included in the disposal plans. Both properties are owned in fee and neither property is expected to incur material disposition costs or losses. In 1995 the Company discontinued the internal distribution and warehousing of grocery products for its restaurants and closed its bakery facility in Phoenix, Arizona. In 1996, the Company closed its bakery facilities in Denver, Colorado and Orlando, Florida.

Operating results for the closed restaurants for the past three fiscal years were as follows (in thousands):

                                       1996      1995      1994
                                     ---------------------------
Sales                                $ 6,409   $31,704   $42,503
Restaurant operating profit (loss)    (1,035)   (3,285)     (958)

As of October 31, 1996, the Company had $9,031,000 of reserves remaining to provide for the disposal of 26 properties, including six closed prior to 1994. The reserves consisted of $5,806,000 to reduce the disposal property to net realizable value and $3,225,000 to provide for carrying costs and sublease losses. The Company believes that these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties. During 1996, $2,500,000 of closure and carrying costs were charged against the established liability.

NOTE 9. INCOME TAXES

The total provisions for income taxes consisted of the following:

(in thousands)                          1996      1995       1994
                                   ------------------------------
Current
 Federal                           $     75   $     --   $    414
 States                                 205        200        929
                                   ------------------------------
                                        280        200      1,343
                                   -----------------------------
Deferred
 Federal                             (2,063)    (4,316)    (3,613)
 States                                 113       (509)    (1,801)
                                   ------------------------------
                                     (1,950)    (4,825)    (5,414)
                                   ------------------------------
                                   $ (1,670)  $ (4,625)  $ (4,071)

The components of the income tax provision were as follows:

(in thousands)                                         1996      1995     1994
                                                   ---------------------------
Current
 Taxes on income before carryforwards              $   280   $   200   $ 6,177
 Less benefit of loss carryforwards utilized            --        --    (4,834)
                                                   ---------------------------
                                                   $   280       200     1,343
                                                   ---------------------------
Deferred
 Tax effect of net change in temporary differences     858     3,866    (9,659)
 Utilization of (addition to) tax net operating loss
   carryforward                                     (1,734)   (7,609)    4,834
 FICA tax credit                                      (999)     (780)     (749)
 Targeted jobs tax credit and AMT credit               (75)     (302)       --
 Expiration of tax credit carryforwards                 --        --     2,160
 Change in valuation allowance                          --        --    (2,000)
                                                   ---------------------------
                                                    (1,950)   (4,825)   (5,414)
                                                   ---------------------------
Tax effect of deduction for exercised stock
 options credited to paid-in capital                    16        93        89
                                                   ---------------------------
Income tax benefit                                 $(1,654)  $(4,532)  $(3,982)
                                                   ===========================

The provisions for income taxes differ from the amounts computed by applying the federal income tax rate to income before income taxes as follows:


(in thousands)                           1996      %     1995      %      1994      %
                                      ------------------------------------------------
Computed federal income taxes using
 statutory rate                       $  (904) (35.0%) $(3,172) (35.0%) $(3,717) (35.0%)
FICA tax credit                          (999) (38.7)     (780)  (8.6)     (749)  (7.0)
Targeted jobs tax credit and AMT credit   (75)  (2.9)     (302)  (3.3)       --     --
State income taxes net of federal
 income tax effect                        207    8.0      (201)  (2.2)     (567)  (5.3)
Expiration of tax credit carryforwards     --     --        --     --     2,160   20.3
Change in valuation allowance              --     --        --     --    (2,000) (18.8)
Effect of change in federal tax rate       --     --        --     --        --     --
Other                                     117    4.6       (77)   (.9)      891    8.4
                                      ------------------------------------------------
                                      $(1,654) (64.0%) $(4,532) (50.0%) $(3,982) (37.5%)
                                      ================================================

The Company had taxable loss for federal income tax purposes and book income
(loss) before income taxes as follows:

(in thousands)                      1996        1995       1994
                                 -------------------------------
Federal taxable income (loss)    $  (4,033)  $ (17,588)  $  14,589
Book loss before income taxes       (2,583)     (9,064)    (10,620)

Federal taxable income is generally less than book income before income taxes due to state income taxes, differences in depreciation rates, and employee stock option exercises. In 1994, such differences were more than offset by the asset disposal charge of $23,000,000 a majority of which was not deductible for tax purposes in that year.

The components of the net deferred tax assets were as follows:

(in thousands)                                       1996       1995
                                                   ------------------
Deferred tax assets
 Tax effect of net operating loss carryforwards    $ 81,002  $ 79,268
 Tax credit carryforwards                             4,206     4,206
 FICA tax credit                                      2,528     1,529
 Alternative minimum tax credits                      2,240     2,165
 Accrued insurance claims not yet deductible          3,789     4,512
 Leasing transactions                                 3,614     3,598
 Property and equipment                                 356       543
 Other                                                4,289     4,782
                                                   ------------------
                                                    102,024   100,603
 Valuation allowance                                (53,000)  (53,000)
                                                   ------------------
Deferred tax asset, net                              49,024    47,603
                                                   ------------------
Deferred tax liability                               (2,700)   (3,228)
                                                   ------------------
Net deferred tax asset                               46,324    44,375
Current portion                                       5,000     5,000
                                                   ------------------
Long-term portion                                  $ 41,324  $ 39,375
                                                   ==================

As of October 31, 1996, the Company had federal net operating loss carryforwards totaling $211,833,000 which expire $71,186,000 in 1998, $112,880,000 in 1999, $6,146,000 in 2001, $17,588,000 in 2010 and
$4,033,000 in 2011. The Company also has investment tax credit carryforwards of $3,506,000 expiring from 1997 through 2000. The Company has established a valuation allowance due to the uncertainty that the full amount of those credits and operating loss carryforwards will be applied against future taxable income. This allowance was reduced by $2,000,000 in 1994 due to the expiration of investment tax credits to which a portion of the allowance applied. While a continuation of the Company's 1996 taxable income level is not sufficient to realize the portion of the net deferred tax assets related to the operating loss carryforwards before the expiration periods, the Company feels that its 1996 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $60,000,000 for fiscal years 1997 through 1999 will be necessary to realize net deferred tax assets of approximately $20,000,000 for a majority of the net operating loss carryforwards before they expire. Future adjustments to the valuation allowance deemed appropriate due to changed circumstances will be recognized as a separate component of the provision for income taxes.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. The Company has provided letters of credit totaling $4,916,000 in connection with certain of these insurance programs.

The Company is involved in various lawsuits and claims arising from the conduct of its business and has guaranteed certain indebtedness and leases of its franchisees and others. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

At October 31, 1996, the Company had contractual commitments for restaurant construction of approximately $1,340,000.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                               Quarter ended (a)
                                ------------------------------------------------
                                January 31,  April 30,  July 31,     October 31,
                                   1996       1996       1996           1996
                                 (92 days)   (90 days)  (92 days)     (92 days)
                                ------------------------------------------------
Revenue                         $ 89,281     $ 86,153   $ 86,445     $ 81,401
Restaurant operating income        4,156        6,440      8,400        9,217
Net income (loss)                   (916)          45     (1,532) (b)   1,474
Net income (loss) per common and
 dilutive common equivalent share   (.10)         .00       (.17)         .16
                                ================================================

                                                Quarter ended (a)
                                ------------------------------------------------
                                February 19,  May 14,   August 6,    October 31,
                                   1995        1995      1995           1995
                                (112 days)   (84 days)  (84 days)     (86 days)
                                ------------------------------------------------
Revenues                        $124,033     $ 85,324   $ 83,216     $ 81,265
Restaurant operating income (loss)11,706        5,810     (1,063)         (20)
Net income (loss)                  2,499          158     (3,978)      (3,211)
Net income (loss) per common and
 dilutive common equivalent share    .26          .02       (.44)        (.36)
                                ================================================

(a) In fiscal 1995, the Company switched its year-end to the last day in October. In conjunction with that change, each fiscal quarter in 1996 consisted of three months. Previously, the Company's first fiscal quarter consisted of sixteen weeks and all other quarters consisted of twelve weeks. The Company determined that a significant amount of estimation would be required to restate quarterly 1995 operating results to correspond with the three month quarterly reporting. Therefore, restatements of results were not made and the interim results for fiscal years 1996 and 1995 are not comparable.

    Restaurant sales in 1995 restated to a comparable time frame basis as 1996 were as follows:

                         Restated         Reported
                        Fiscal 1995      Fiscal 1995
                       -----------------------------
   1st Quarter         $103,133,000     $123,041,000
   2nd Quarter           89,893,000       84,433,000
   3rd Quarter           90,492,000       82,275,000
   4th Quarter           86,598,000       80,367,000
                       -----------------------------
                       $370,116,000     $370,116,000
                       =============================

(b) Includes pre-tax asset disposal charge of $5,800,000.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 1997 Annual Meeting of Shareholders. Such statement will be filed no later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) The following Consolidated Financial Statements of VICORP Restaurants, Inc. are filed as part of this report:

         Management's Report on Financial Statements.

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - October 31, 1996 and October 31, 1995.

         Consolidated Statements of Operations - Years ended October 31, 1996, October 31, 1995 and October 30, 1994.

         Consolidated Statements of Cash Flows - Years ended October 31, 1996, October 31, 1995 and October 30, 1994.

         Consolidated Statements of Shareholders' Equity - Years ended October 31, 1996, October 31, 1995 and October 30, 1994 as presented in Note 6 of Notes to Consolidated Financial Statements.

(a) (2) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein beginning on page 28.

         Report of Independent Public Accountants on Financial Statement
         Schedule.

         Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 1996, October 31, 1995 and October 30, 1994.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 30.

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

(b) Reports on Form 8-K filed in fourth quarter of 1996:

    None.

(c) Exhibits filed with this report are attached hereto.

(d) Financial statement schedules filed with this report follow:

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of VICORP Restaurants, Inc. and subsidiary included in this form 10-K and have issued our report thereon dated December 6, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the attached index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado,
  December 6, 1996.


                          VICORP Restaurants, Inc.
               Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                 For the Three Years Ended October 31, 1996
                               (in thousands)


Column A                             Column B           Column C          Column D      Column E
--------                            ----------         ----------        ------------  -----------
                                                       Additions
                                                -----------------------
                                    Balance at   Charged      Charged                   Balance
                                    beginning    to costs     to other                  at end
Description                         of period   and expenses  accounts    Deductions    of period
-----------                         ----------  ------------  ---------   -----------  -----------
Year ended October 31, 1996:
  Allowance for doubtful accounts   $    2,268   $     32     $ 189 (4)   $ 1,785 (1)   $     704
  Discounts                                750        (63)       --            --             687
  Allowance for loss on disposal         6,852      2,915        --         3,961 (1)       5,806
  Accumulated amortization               5,674        642        --           278 (3)       6,038
                                    ----------   -----------  ---------   -----------  -----------
                                    $   15,544   $  3,526     $ 189       $ 6,024       $  13,235
                                    ==========   ===========  =========   ===========  ===========
Year ended October 31, 1995:
  Allowance for doubtful accounts   $    3,037   $     25     $ 234 (4)   $ 1,028 (1)   $   2,268
  Discounts                              1,170        (63)       --           357 (5)         750
  Allowance for loss on disposal        12,427         --        --         5,575 (1)       6,852
  Accumulated amortization               6,215        689        --         1,230 (3)       5,674
                                    ----------   -----------  ---------   -----------  -----------
                                    $   22,849   $    651     $ 234       $ 8,190       $  15,544
                                    ==========   ===========  =========   ===========  ===========
Year ended October 30, 1994:
  Allowance for doubtful accounts   $    4,657   $    185     $ 295 (4)   $ 2,100 (1)   $   3,037
  Discounts                              1,019       (115)      266 (2)        --           1,170
  Allowance for loss on disposal         2,615     10,675        --           863 (1)      12,427
  Accumulated amortization               5,549        813        --           147 (3)       6,215
                                    ----------   -----------  ---------   -----------  -----------
                                    $   13,840   $ 11,558     $ 561       $ 3,110       $  22,849
                                    ==========   ===========  =========   ===========  ===========

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

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                        October 31,    October 31,
                                           1996           1995
                                        -----------    -----------
Deducted from current receivables       $       330    $     1,067
Deducted from property and equipment          5,555          6,619
Deducted from long-term receivables           1,061          1,951
Deducted from other assets                    6,289          5,907
                                        -----------    -----------
                                        $    13,235    $    15,544
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

Exhibit             Description of Document
-------             -----------------------
3       - * (i)  Articles of Incorporation, as Amended - Form 10-K for the year ended October 29, 1989.
        - *(ii)  Bylaws - Form 10-K for the year ended October 29, 1989.
4       - * (i)  Specimen Stock Certificate - Form 10-K for the year ended
                 October 30, 1988.
        - *(ii)  Certificate of Designation, Preferences and Rights of
                 Series A Junior Participating Preferred Stock of VICORP
                 Restaurants, Inc. - Current Report of VICORP Restaurants, Inc.
                 on Form 8-K dated May 26, 1987.
        - *(iii) Rights Agreement dated as of May 12, 1987 between VICORP
                 Restaurants, Inc. and Bank of America National Trust &
                 Savings Association as Rights Agent - Current Report of VICORP
                 Restaurants, Inc. on Form 8-K dated May 26, 1987.
10      -  Material Contracts
          *(i)   Franchise Operating Agreement - Registration Statement 2-83326,
                 Exhibit 10(b).
           (ii)  U.S. $35,000,000 Credit Agreement dated October 31, 1996, between VICORP Restaurants, Inc. and NationsBank of Texas, N.A.
                 and Colorado National Bank.
           (iii) U.S. $5,000,000 Credit Agreement dated October 31, 1996, between VICORP Restaurants,Inc. and NationsBank of Texas, N.A.
           (iv)  Executive Compensation Plans and Arrangements
          *(a)   1982 Incentive Stock Option Plan - Registration Statement
                 2-78250, Exhibit 10(c).
          *(b)   Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
                 the quarter ended May 10, 1987, Exhibit 10(i).
          *(c)   Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
                 the quarter ended August 2, 1987, Exhibit 10.
          *(d)   Amendment to 1982 Incentive Stock Option Plan - Form 10-Q for
                 the quarter ended May 8, 1988, Exhibit 10.
          *(e)   Amendment to 1982 Incentive Stock Option Plan - Form 10-K for
                 the year ended October  25, 1992, Exhibit 10(ix).
          *(f)   Amendment to 1982 Incentive Stock Option Plan dated April 11,
                 1995 - Form 10-K for the year ended October 31, 1995, Exhibit
                 10(x)(f).
          *(g)   1983 Non-Qualified Stock Option Plan - Registration Statement
                 2-83326, Exhibit 10(c).
          *(h)   Amendment to 1983 Non-Qualified Stock Option Plan - Form 10-Q
                 for the quarter ended May 10, 1987, Exhibit 10(ii).
          *(i)   Amendment to 1983 Non-Qualified Stock Option Plan - Form 10-K
                 for the year ended October 25, 1992, Exhibit 10(x).
          *(j)   Amendment to 1983 Non-Qualified Stock Option Plan dated April
                 11, 1995 - Form 10-K for the year ended October 31, 1995,
                 Exhibit 10(x)(j).
          *(k)   VICORP Restaurants, Inc. Outstanding Stock Purchase Plan (1989)
                 - Registration Statement 33-32608, Exhibit 4(h).
          *(l)   VICORP Restaurants, Inc. Stock Purchase Plan - Registration
                 Statement 333-11003 , Form S-8 dated August 28, 1996.
          *(m)   Deferred Compensation Plan of VICORP Restaurants, Inc. dated
                 May 1, 1996 - Form 10-Q/A for the quarter ended July 31, 1996,
                 Exhibit 10(iii).
          *(n)   Form Severance Agreement (Executive Officers excluding
                 Frederickson and Jenkins) - Form 10-K for the year ended
                 October 31, 1993, Exhibit 10(vi).
          *(o)   Severance Agreement Charles R. Frederickson - Form 10-K for the
                 year ended October  31, 1993, Exhibit 10(vi).
          *(p)   Employment Agreement of J. Michael Jenkins dated August 26,
                 1994 - Form 10-K for year ended October 30, 1994,
                 Exhibit 10 (vi)(n).
          *(q)   Employment Agreement of Nicholas Galanos dated February 3, 1995
                 - Form 10-K for the year ended October 31, 1995,
                 Exhibit 10(x) (s).
          *(r)   Employment Agreement for Richard E. Sabourin dated July 25,
                 1996 - form 10-Q for the quarter ended July 31, 1996,
                 Exhibit 10(ii)(b).
          *(s)   Stock Option Agreement of Richard E. Sabourin dated August 19,
                 1996 - Form 10-Q for the quarter ended July 31, 1996,
                 Exhibit 10(ii)(d).
           (t)   Stock Option Agreement of J. Michael Jenkins dated August 19,
                 1996.
23      -        Consents of Accountants
24      -        Power of Attorney
27      -        Financial Data Schedule


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of January, 1997.

                             VICORP Restaurants, Inc. (Registrant)


                      By /s/ Charles R. Frederickson
                             -----------------------
                             Charles R. Frederickson, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 14, 1997 on behalf of the registrant and in the capacities indicated.

       Signature                        Title
       ---------                        -----
/s/ Charles R. Frederickson         Chairman of the Board
    -----------------------
   (Charles R. Frederickson)

/s/ J. Michael Jenkins              Director, President and Chief Executive
    ------------------               Officer
   (J. Michael Jenkins)

/s/ Richard E. Sabourin             Executive Vice President/Chief Financial
    -------------------              Officer
   (Richard E. Sabourin)            (Principal Financial and Accounting Officer)


/s/ Charles R. Frederickson
    -----------------------
   (Charles R. Frederickson)*


*  Charles R. Frederickson, as attorney-in-fact for Carole Lewis Anderson,
Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.