Form 10-K/A
period 1996-10-31
VICORP RESTAURANTS INC
filed 1997-01-27
CIK 703799

VICORP RESTAURANTS, INC.

                  EMPLOYEE STOCK PURCHASE PLAN
   ------------------------------------------------------------



                            ARTICLE 1

                             PURPOSE

     1.1 PURPOSE. The VICORP Restaurants, Inc. Employee Stock Purchase Plan (the "Plan") is intended to provide a method whereby employees of VICORP Restaurants, Inc. and its subsidiary corporations (hereinafter referred to, unless the context otherwise requires, as the "Company") will have an opportunity to acquire an equity interest in the Company through the purchase of shares of the Common Stock, $.05 par value per share, of the Company ("VICORP Stock"). It is the intention of the Company to have the Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the Plan shall be construed so as to extend and limit participation in a manner consistent with the requirements of Code Section 423.

     1.2  EFFECTIVE DATE.  The Effective Date of this Plan is October 1, 1996.

     1.3  TERM OF PLAN. The Plan will remain in effect until September 30, 2001.


                            ARTICLE 2

                           DEFINITIONS

     2.1 ADMINISTRATOR. "Administrator" shall mean the person appointed by the Committee to perform the duties delegated to the Administrator under this Plan. The initial Administrator will be Smith Barney Inc.

     2.2  BASE PAY.  "Base Pay" shall mean regular base wages
(which includes pay for overtime, holidays, vacation and sick days, and bonuses), but excluding commissions, other special or incentive payments, moving expense reimbursements, and disability pay.

     2.3  COMMITTEE.  "Committee" shall mean the individuals described in
Article 10.

     2.4 EMPLOYEE. "Employee" means any person who is employed on a full-time or part-time basis by the Company.

     2.5 HOLDING PERIOD. "Holding Period" means the period during which the Committee, in its sole discretion, has imposed restrictions on the sale, transfer, or other disposition of VICORP Stock purchased under this Plan. The initial Holding Period for the VICORP Stock will be two years from the date the VICORP Stock is purchased under this Plan. This Holding Period will be applicable to all VICORP Stock purchased under this Plan from the Effective Date until the Committee determines otherwise.

     2.6 SUBSIDIARY CORPORATION. "Subsidiary Corporation" shall mean any present or future corporation which (a) would be a "subsidiary corporation" of VICORP Restaurants, Inc. as that term is defined in Code
Section 424, and (b) is designated as a participating employer in the Plan by the Committee.


                            ARTICLE 3

                  ELIGIBILITY AND PARTICIPATION

     3.1 INITIAL ELIGIBILITY. Any employee who has completed twelve (12) months of employment with the Company and who is employed by the Company on the date of his or her commencement of participation in the Plan shall be eligible to participate in Offerings under the Plan which commence on or after such twelve-month period has concluded; provided, however, that signed participation forms are received in the Benefits Department no later than the day before the Offering Commencement Date of the Offering in which the employee elects to participate.

     3.2 ELIGIBILITY UPON REEMPLOYMENT. Any employee who has completed the twelve (12) months of employment with the Company required under Section 3.1, who terminates employment with the Company, and who subsequently becomes reemployed with the Company, shall be eligible to participate in Offerings under the Plan which commence on or after such reemployment date.

     3.3 LEAVE OF ABSENCE. Solely for purposes of participation in the Plan, a person on leave of absence shall be deemed to be an employee for the first 180 days of such leave of absence and such employee's employment shall be deemed to have terminated at the close of business on the 180th day of such leave of absence unless such employee shall have returned to regular full-time or part-time employment (as the case may be) prior to the close of business on such 180th day. If an employee's leave of absence is terminated for any reason (except for the employee's return to full or part time employment with the Company), then such employee's participation in this Plan and right to exercise options under the Plan shall terminate as of the date the leave of absence is terminated.

     3.4 RESTRICTIONS ON PARTICIPATION. Notwithstanding any contrary provision of the Plan, no employee shall be granted an option to participate in the Plan:

          (a) if, immediately after the grant, such employee would own stock, and/or hold outstanding options to purchase stock, possessing 5% or more of the total combined voting power or value of all classes of stock of the Company (for purposes of this paragraph, the rules of Code Section 424(d) shall apply in determining the stock ownership of any employee). For purposes of this paragraph (a), the Market Value of the stock on the Offering Commencement Date will be used to determine an employee's ownership; or

          (b) which permits his or her rights to purchase VICORP Stock under all employee stock purchase plans of the Company to accrue at a rate which exceeds $25,000 in fair market value of the VICORP Stock (determined at the time such option is granted) for any calendar year.

     3.5 COMMENCEMENT OF PARTICIPATION. An eligible employee may become a participant by completing an authorization for a payroll deduction on the form provided by the Company (the
"Enrollment Form") and filing the Enrollment Form with the Benefits Department on or before the date set by the Committee, which date shall be prior to the Offering Commencement Date for the Offering (as such terms are defined below). Upon delivery of the Enrollment Form to the Benefits Department, payroll deductions for the participant shall commence on the first Payroll Date immediately following the Offering Commencement Date for which the employee's Enrollment Form is effective. An employee's Enrollment Form shall be effective as of the quarterly Offering Commencement
Date specified by the employee, and for all subsequent Offerings unless the employee terminates his or her Enrollment Form as provided in Article 8. The Payroll Date is the last day of any payroll period.


                            ARTICLE 4

                            OFFERINGS

     4.1 OFFERINGS. The Plan shall be implemented by quarterly offerings of VICORP Stock (the "Offerings"), with each Offering consisting of one three-month period. The first Offering will commence on October 1, 1996, and subsequent Offerings will commence on the next following January 1, April 1, July 1, and October 1 until the final Offering commences on July 1, 2001. As used in the Plan, "Offering Commencement Date" means the first day of an Offering and "Offering Termination Date" means the last day of an Offering.

     4.2  MAXIMUM NUMBER OF SHARES AVAILABLE TO PARTICIPANTS.
Not less than fifteen (15) days prior to any Offering Commencement
Date, the Board may, in its sole discretion, set a maximum number of share which may be purchased by any participant for such Offering
(the "Maximum Share Amount").  Initially, there shall be no Maximum
Share Amount (except as provided under Section 3.4(b)). If a Maximum Share Amount is set, then all participants must be notified of such Maximum Share Amount no less than five (5) days prior to the Offering Commencement Date on which such Maximum Share Amount first is applicable. Once a Maximum Share Amount is set, such Maximum Share Amount shall continue to apply with respect to all succeeding Offerings unless revised by the Board as set forth above.

                            ARTICLE 5

                       PAYROLL DEDUCTIONS

     5.1 AMOUNT OF DEDUCTION. The participant's Enrollment Form shall designate, in even percentages or dollar amounts, the amount the participant elects to have deducted from his or her pay on each Payroll Date during the time he or she is a participant in an Offering and such designation shall be based on the participant's Base Pay in effect at the Offering Commencement Date of such Offering. The minimum amount which a participant may elect to have deducted from his or her Base Pay is $2.00 for each Payroll Date.

     5.2 PARTICIPANT'S ACCOUNT. All payroll deductions made for a participant shall be credited to the participant's account under the Plan. A participant may not make any separate cash payment into such account except when on leave of absence and then only as provided in Section 5.4.

     5.3 CHANGES IN PAYROLL DEDUCTIONS. A participant may discontinue his or her participation in the Plan as provided in
Article 8, but no other change can be made during an Offering and specifically, a participant may not alter the amount of his or her payroll deductions for that Offering.

     5.4 LEAVE OF ABSENCE. If a participant goes on a leave of absence, such participant shall have the right to elect: (a) to withdraw the balance in his or her account pursuant to Section 8.1, or (b) to discontinue contributions to the Plan but remain a participant in the Plan, or remain a participant in the Plan during such leave of absence, authorizing deductions to be made from payments by the Company to the participant during such leave of absence and undertaking to make cash payments to the Plan at the end of each payroll period to the extent that amounts payable by the Company to such participant are insufficient to meet such participant's authorized Plan deductions.


                            ARTICLE 6

                       GRANTING OF OPTION

     6.1 MAXIMUM NUMBER OF OPTION SHARES. On the Commencement Date of each Offering, a participating employee shall be deemed to have been granted an option to purchase a maximum number of shares of VICORP Stock equal to an amount determined as follows: an amount equal to (a) the sum of the employee's Base Pay which the employee has elected to have withheld during any Offering, divided by (b) the Option Price.

     6.2  MAKET VALUE.  The Market Value of a share of VICORP
Stock shall be the closing price of the VICORP Stock on the Offering Termination Date (or on the first business day following the Offering Termination Date if the Offering Termination Date is not a business day) or the next following business day on which trading occurred on the NASDAQ National Market System. If the VICORP Stock is not traded on the NASDAQ National Market System, the Market Value will be the average of the bid and ask prices for the VICORP Stock as reported on the NASDAQ over-the-counter quotation system on the Offering Termination Date (or on the first business day following the Offering Termination Date if the Offering Termination Date is not a business day). If the VICORP Stock is not so quoted or listed, the Market Value will be the fair market value of the VICORP Stock on such determination date, as determined on such basis as shall be established or specified for the purpose by the Committee.

     6.3 DISCOUNT RATE. The Discount Rate is the amount, determined by the Committee in its discretion, of the discount to be applied to the Market Value to determine the Option Price for the purchase of a share of VICORP Stock. The Discount Rate for any Offering shall be determined by the Committee prior to the Offering Commencement Date, and shall not be more than 15% off of the Market Value of a share of VICORP Stock. Initially, the Discount Rate will be 15% off of the Market Value of a share of VICORP Stock and such Discount Rate will remain in effect until the Committee revises the Discount Rate as provided in this Section.

     6.4  OPTION PRICE.  The option price of a share of  VICORP
Stock purchased with payroll deductions made during any Offering shall be the Market Value of a share of VICORP Stock reduced by the Discount Rate.


                            ARTICLE 7

                       EXERCISE OF OPTION

     7.1 AUTOMATIC EXERCISE. Except as provided in Section 8.1, the participant's option for the purchase of VICORP Stock with payroll deductions made during any Offering shall be deemed to have been exercised automatically on the Offering Termination
Date applicable to such Offering, for the purchase of the number of shares (including fractional interests in shares) of VICORP
Stock which the accumulated payroll deductions in the participant's account at that time shall purchase at the applicable Option Price (but not in excess of the number of shares for which options have been granted to the employee pursuant to Section 6.1). No fractional shares of VICORP Stock will be issued by VICORP.

     7.2 TRANSFERABILITY OF OPTION. During a participant's lifetime, options held by such participant shall be exercisable only by that participant.

     7.3 PARTICIPANT'S OWNERSHIP OF VICORP STOCK AFTER EXERCISE. Except as provided in Section 7.5 with respect to the Holding Period applicable to the VICORP Stock acquired under this Plan, after the automatic exercise of the participant's option for any Offering, as described in Section 7.1, the participant will have full ownership rights in the full shares of VICORP Stock purchased with the participant's payroll deductions made during the Offering and to a fractional interest in any shares of VICORP Stock to the extent such participant's payroll deduction amount results in the purchase of less than a full share of VICORP Stock. Upon the participant's election after the expiration of the Holding Period to receive his or her entire VICORP Stock account held by the Administrator, the participant will receive certificates for the full shares of VICORP Stock and a single cash payment for the participant's fractional interest in any share of VICORP Stock equal to the participant's fractional interest multiplied by the Market Value of the VICORP Stock on the date the Administrator transfers such stock certificates to the participant.

     7.4 ADMINISTRATOR TO HOLD STOCK. The certificates representing the whole shares of VICORP Stock purchased upon the exercise of the participant's option and the participant's fractional interest in any share of VICORP Stock shall be held by the Administrator during any Holding Period imposed by the Committee.

     7.5 HOLDING PERIODS FOR STOCK. In order to qualify for favorable tax treatment under Code Section 423, the participant must hold the VICORP Stock obtained in any Offering until the date which is later of (a) two years after the Offering
Commencement Date applicable to such Offering, or (b) one year after the date the VICORP Stock subject to such Offering is purchased. In addition, except as provided in Section 11.1 for a deceased participant, the VICORP Stock may not be sold, transferred, or otherwise disposed of prior to the expiration of the Holding Period. Initially, the Holding Period for the VICORP Stock will be two years from the date the VICORP Stock is purchased under the Plan. Any attempt to sell, transfer, or otherwise dispose of such shares of VICORP Stock during the Holding Period will be void and of no force an effect. This Holding Period will remain in effect until such time as the Committee determines otherwise.


                            ARTICLE 8

                           WITHDRAWAL

     8.1  WITHDRAWAL OF ACCOUNT UPON TERMINATION OF EMPLOYMENT OR DEATH.
Upon termination of the participant's employment (including a termination because of the participant's death), the participant (or, if applicable, the participant's beneficiary as defined in Section 11.1) shall receive all of the payroll deductions credited to the participant's account under the Plan as of such termination date.

     8.2 EFFECT ON SUBSEQUENT PARTICIPATION. A participant's withdrawal from any Offering shall not have any effect upon the participant's eligibility to participate in any succeeding Offering or in any similar plan that hereafter may be adopted by the Company if such participant becomes reemployed by the Company.

     8.3 NO INTEREST TO BE PAID. No interest shall be paid or allowed on any money paid into the Plan or credited to the account of any participant employee.

     8.4 LEAVE OF ABSENCE. A Participant on leave of absence shall, subject to the election made by such Participant pursuant to Section 5.4, continue to be a participant in the Plan so long as such participant is on continuous leave of absence. A participant who has been on leave of absence for more than 180 days shall not be entitled to participate in any Offering commencing after the 180th day of such leave of absence. Notwithstanding any other provision of the Plan, unless a participant on leave of absence returns to regular full time or part time employment with the Company at the earlier of: (a) the termination of such leave of absence or (b) the date after the 180th day of such leave of absence, such participant's participation in the Plan shall terminate on whichever of such dates first occurs.


                            ARTICLE 9

                     STOCK ISSUED UNDER PLAN

     9.1 MAXIMUM SHARES. The maximum number of shares of VICORP Stock which shall be issued under the Plan, subject to adjustment upon changes in capitalization of the Company as provided in
Section 11.4, shall be 500,000 shares. All unissued shares from prior Offerings, whether offered or not, will be available for issuance in subsequent Offerings. If the total number of shares for which options are exercised on any Offering Termination Date in accordance with Article 7 exceeds the maximum number of shares for the applicable Offering, the Company shall make a pro rata allocation of the shares available for delivery and distribution in as nearly a uniform manner as shall be practicable and as it shall determine to be equitable, and the balance of payroll deductions credited to the account of each participant under the Plan shall be returned to him or her as promptly as possible.

     9.2 PARTICIPANT'S INTEREST IN OPTION STOCK. The participant shall have no interest in VICORP Stock covered by his or her option until such option has been exercised.

     9.3 REGISTRATION OF STOCK. Any shares of VICORP Stock purchased under the Plan, whether such VICORP Stock is held by the Administrator of the Plan or delivered to a participant upon request under the Plan, shall be registered in the name of the participant.

     9.4 RESTRICTIONS ON EXERCISE. The Board of Directors may, in its discretion, require as conditions to the exercise of any option that the shares of VICORP Stock reserved for issuance upon the exercise of the option shall have been duly listed, upon official notice of issuance, upon a stock exchange, and that either:

          (a) Registration Statement under the Securities Act of 1933, as amended, with respect to said shares shall be effective, or

          (b) the participant shall have represented at the time of purchase, in form and substance satisfactory to the Company, that it is the participant's intention to purchase the shares for investment and not for resale or distribution.


                           ARTICLE 10

                         ADMINISTRATION

     10.1 APPOINTMENT OF COMMITTEE. The Benefits Committee appointed by the Board of Directors shall constitute the committee (the "Committee") which shall perform all administrative duties under this Plan, except those expressly delegated to the Administrator under this Plan. If no Benefits Committee has been appointed, the Board of Directors shall constitute the Committee.

     10.2 AUTHORITY OF COMMITTEE. Subject to the express provisions of the Plan, the Committee shall have plenary authority in its discretion to interpret and construe any and all provisions of the Plan, to adopt rules and regulations for administering the Plan, and to make all other determinations deemed necessary or advisable for administering the Plan. The Committee's determination on the foregoing matters shall be conclusive.

     10.3  RULES GOVERNING THE ADMINISTRATION OF THE COMMITTEE.
The Board of Directors may from time to time appoint members of the Committee in substitution for or in addition to members previously appointed and may fill vacancies, however caused, in the Committee. The Committee may select one of its members as its Chairman and shall hold its meetings at such times and places as it shall deem advisable and may hold telephonic meetings. A majority of its members shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members. The Committee may correct any defect or omission or reconcile any inconsistency in the Plan, in the manner and to the extent it shall deem desirable. Any decision or determination reduced to writing and signed by a majority of the members of the Committee shall be as fully effective as if it had been made by a majority vote at a meeting duly called and held. The Committee may appoint a secretary and shall make such rules and regulations for the conduct of its business as it shall deem advisable.


                           ARTICLE 11

                          MISCELLANEOUS

     11.1 DESIGNATION OF BENEFICIARY. Upon the death of a participant, the Holding Period applicable to any VICORP Stock purchased with such participant's payroll deductions will be deemed to have expired. A participant must file a written designation of a beneficiary who is to receive any VICORP Stock and/or cash. Such designation of beneficiary may be changed by the participant at any time by written notice to the Benefits Department. Upon the death of a participant and upon receipt by the Administrator of proof of identity and existence at the participant's death of a beneficiary validly designated by him or her under the Plan, the Administrator shall deliver such VICORP Stock and/or cash to such beneficiary. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such Participant's death, the Administrator shall deliver such VICORP Stock and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Administrator), the Administrator, in its discretion, may deliver such VICORP Stock and/or cash to the spouse or to any one or more dependents of the participant as the Administrator may designate. No beneficiary shall, prior to the death of the participant by whom he or she has been designated, acquire any interest in the VICORP Stock or cash credited to the participant under the Plan.

     11.2 TRANSFERABILITY. Neither payroll deductions credited to a participant's account nor any rights with regard to the exercise of an option or to receive VICORP Stock under the Plan may be assigned, transferred, pledged, or otherwise disposed of in any way by the participant other than by the laws of descent and distribution. Any such attempted assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with Section 8.1.

     11.3 USE OF FUNDS. All payroll deductions received or held by the Company under this Plan may be used by the Company for any corporate purpose and the Company shall not be obligated to segregate such payroll deductions.

     11.4  ADJUSTMENT UPON CHANGES IN CAPITALIZATION.

           (a) If, while any options are outstanding, the outstanding shares of VICORP Stock have increased, decreased, changed into, or been exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock split, reverse stock split or similar transaction, appropriate and proportionate adjustments may be made by the Committee in the number and/or kind of shares which are subject to purchase under outstanding options and on the Option Price or prices applicable to such outstanding options. In addition, in any such event, the number and/or kind of shares which may be offered in the Offerings described in Article 4 hereof shall also be proportionately adjusted. No adjustments shall be made for stock dividends. For the purposes of this Section 11.4(a), any distribution of shares to shareholders in an amount aggregating 20% or more of the outstanding shares shall be deemed a stock split and any distributions of shares aggregating less than 20% of the outstanding shares shall be deemed a stock dividend.

           (b) Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation, or upon a sale of substantially all of the property or stock of the Company to another corporation, the holder of each option then outstanding under the Plan shall thereafter be entitled to receive at the next Offering Termination Date upon the exercise of such option for each share as to which such option shall be exercised, as nearly as reasonably may be determined, the cash, securities and/or property which a holder of one share of the VICORP Stock was entitled to receive upon and at the time of such transaction. The Board of Directors shall take such steps in connection with such transactions as the Board shall deem necessary to assure that the provisions of this Section 11.4 shall thereafter be applicable, as nearly as reasonably may be determined, in relation to the said cash, securities and/or property as to which such holder of such option might thereafter be entitled to receive.

     11.5 AMENDMENT AND TERMINATION. The Board of Directors shall have complete power and authority to terminate or amend the Plan; provided, however, that the Board of Directors shall not, without the approval of the stockholders of the Corporation (i) increase the maximum number of shares which may be issued under any Offering (except pursuant to Section 11.4); (ii) amend the requirements as to the class of employees eligible to purchase VICORP Stock under the Plan. No termination, modification, or amendment of the Plan may, without the consent of an employee then having an option under the Plan to purchase VICORP Stock, adversely affect the rights of such employee under such option.

     11.6 EFFECTIVE DATE. The Plan shall become effective as of October 1, 1996, subject to approval by the holders of the majority of the Common Stock present and represented at a special or annual meeting of the shareholders held on or before September 30, 1997.
If the Plan is not so approved, the Plan shall not become effective.

     11.7 NO EMPLOYMENT RIGHTS. The Plan does not, directly or indirectly, create any right for the benefit of any employee or class of employees to purchase any shares of VICORP Stock under the Plan, or create in any employee or class of employees any right with respect to continuation of employment by the Company, and it shall not be deemed to interfere in any way with the Company's right to terminate, or otherwise modify, an employee's employment at any time.

     11.8 EFFECT OF PLAN. The provisions of the Plan, shall in accordance with its terms, be binding upon, and inure to the benefit of all successors of each employee participating in the Plan, including, without limitation, such employee's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of such employee.

     11.9 GOVERNING LAW. The law of the State of Colorado shall govern all matters relating to this Plan except to the extent it is superseded by the laws of the United States.