Form 10-Q
period 1997-01-31
VICORP RESTAURANTS INC
filed 1997-03-14
CIK 703799

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                OR

 [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

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

Yes  X       No
    ____        ____

The registrant had 9,073,520 shares of its $.05 par value Common
Stock outstanding as of March 12, 1997.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                           January 31,    October 31,
                                              1997           1996
                                           __________     __________
                                          (unaudited)
ASSETS

Current assets
 Cash                                        $  1,841       $  1,406
 Receivables                                    1,719          3,221
 Inventories                                    5,238          6,517
 Deferred income taxes                          5,000          5,000
 Prepaid expenses and other                     1,128          1,202
                                               ______         ______
  Total current assets                         14,926         17,346
                                               ______         ______
Property and equipment, net                   129,689        134,653
Deferred income taxes                          40,567         41,324
Long-term receivables                           2,420          2,541
Other assets                                    7,929          8,082
                                              _______        _______
Total assets                                 $195,531       $203,946
                                              =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations         $  1,553       $  1,592
 Accounts payable, trade                        8,987         11,131
 Accrued compensation                           3,751          5,686
 Accrued taxes                                  7,780          6,941
 Accrued insurance                              4,791          4,524
 Other accrued expenses                         4,445          4,776
                                              _______        _______
   Total current liabilities                   31,307         34,650
                                              _______        _______
Long-term debt (Note 3)                        19,062         24,642
Capitalized lease obligations                   8,596          8,943
Non-current accrued insurance                   4,871          5,349
Other non-current liabilities and credits       7,435          8,093

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
    Stock, $.10 par value, 200,000 shares
    authorized, no shares issued
 Common stock, $.05 par value, 20,000,000
    shares authorized, 9,073,520 and 9,055,026
    shares issued and outstanding                 454            453
 Paid-in capital                               84,595         84,431
 Retained earnings                             39,211         37,385
                                              _______        _______
  Total shareholders' equity                  124,260        122,269
                                              _______        _______
Total liabilities and shareholders'
     equity                                  $195,531       $203,946
                                              =======        =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
                                        Three              Three
                                        Months             Months
                                        Ended              Ended
                                     __________         __________
                                     January 31,        January 31,
                                         1997               1996
                                     __________         __________
                                              (unaudited)
Revenues
   Restaurant operations                $83,102           $88,410
   Franchise operations                     828               871
                                         ______            ______
     Total revenues                      83,930            89,281
                                         ______            ______

Costs and expenses
  Restaurant operations
     Food                                27,287            31,928
     Labor                               25,829            28,923
     Other operating                     21,308            23,403
  General and administrative              6,047             5,594
                                         ______            ______
Operating profit (loss)                   3,459             (567)

  Interest expense                          757             1,130
  Other (income) expense, net              (151)             (232)
                                         ______            ______
Income (loss) before income
    tax expense (benefit)                 2,853            (1,465)
Income tax expense (benefit)              1,027              (549)
                                         ______            ______
Net income (loss)                       $ 1,826           $  (916)
                                         ======            ======

Earnings (loss) per common and dilutive
   common equivalent share              $   .20           $  (.10)
                                         ======            ======

Weighted average common shares and
   dilutive common share equivalents      9,162             9,045
                                         ======            ======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                 Three          Three
                                                 Months         Months
                                                 Ended          Ended
                                                _________      _________
                                                January 31,    January 31,
                                                   1997           1996
                                                _________      _________
                                                       (unaudited)
Operations
Net income (loss)                               $  1,826        $  (916)
Reconciliation to cash provided by operations
 Depreciation and amortization                     4,989          5,415
 Deferred income tax provision                       757           (557)
 Loss on disposition of assets                        32             28
 Other, net                                         (120)           (47)
                                                   ______         _____
                                                   7,484          3,923

 Change in assets and liabilities
  Trade receivables                                1,464           (131)
  Inventories                                      1,279          2,548
  Accounts payable, trade                         (2,144)        (5,203)
  Other current assets and liabilities            (1,087)        (1,556)
  Non-current accrued insurance                     (478)          (335)
                                                 _______        _______
 Cash provided by (used for) operations            6,518           (754)
                                                 _______        _______

Investing activities
Purchase of property and equipment                (1,370)        (1,743)
Purchase of other assets                             (37)            (1)
Disposition of property                              954             44
Collection of non-trade receivables                  175            230
                                                  ______        _______
 Cash provided by (used for)
   investing activities                             (278)        (1,470)
                                                  ______        _______

Financing activities
Issuance of debt                                       0         10,000
Payment of debt and capitalized lease
   obligations                                    (5,969)        (9,238)
Other, net                                           164             95
                                                  ______         ______
 Cash provided by (used for) financing
   activities                                     (5,805)           857
                                                  ______         ______

Increase/(Decrease) in cash                          435         (1,367)
Cash at beginning of period                        1,406          3,988
                                                  ______         ______

Cash at end of period                             $1,841       $  2,621
                                                  ======         ======

Supplemental information
 Cash paid during the period for
  Interest (net of amount capitalized)            $  451        $ 1,055
  Income taxes                                        35             77


The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
_____________________________

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1996. The unaudited financial statements for the three months ended January 31, 1997 and January 31, 1996 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of January 31, 1997, the Company had $19,000,000 of borrowings outstanding and $4,916,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on October 31, 1999, but may be extended for one year.

3. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Forty stores have been disposed through sublease, lease termination or sale. Operating results for the closed restaurants for first quarter of fiscal 1996 were as follows:

                                        Three months ended
                                         January 31, 1996
                                         ________________
       Sales                                 $2,268,000
       Store operating profit (loss)           (402,000)

    During the first quarter of 1997, $479,000 of closure and carrying related costs were charged against the liability established for such costs. Partially offsetting the charges are gains on properties sold. As of January 31, 1997, the Company had $8,861,000 of reserves remaining to provide for the disposal of 22 closed properties and 13 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $6,114,000 to reduce the disposal property to net realizable value and $2,747,000 to provide for expected carrying costs and sublease losses.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of operations
_____________________

The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                          Three months       Three months
                                             ended              ended
                                        January 31, 1997   January 31, 1996
                                        ________________   ________________

Bakers Square
 Restaurant sales                          $  50,435,000      $  54,141,000
 Restaurant operating profit                   3,356,000             54,000
 Restaurant operating profit %                       6.7%                .1%
 Divisional administrative costs               1,131,000            854,000
 Divisional operating profit (loss)            2,225,000           (800,000)
 Restaurants at quarter-end                          152                158

Village Inn
 Restaurant sales                          $  32,285,000      $  32,534,000
 Restaurant operating profit                   5,348,000          4,392,000
 Restaurant operating profit %                      16.6%              13.5%
 Franchise income                                828,000            871,000
 Divisional administrative costs                 778,000            593,000
 Divisional operating profit                   5,398,000          4,670,000
 Restaurants at quarter-end                           98                 99

Angel's
 Restaurant sales                          $     382,000       $  1,735,000
 Restaurant operating profit (loss)              (26,000)          (290,000)
 Restaurant operating profit %                      (6.8%)            (16.7%)
 Divisional administrative costs                   6,000            110,000
 Divisional operating profit (loss)              (32,000)          (400,000)
 Restaurants at quarter-end                            1                  5

Consolidated
 Restaurant sales                          $  83,102,000       $ 88,410,000
 Food cost %                                        32.8%              36.1%
 Labor cost %                                       31.1%              32.7%
 Other operating cost %                             25.6%              26.5%
 Restaurant operating profit %                      10.4%               4.7%
 Restaurant operating profit                   8,678,000          4,156,000
 Franchise income                                828,000            871,000
 Divisional general and
    administrative costs                       1,915,000          1,557,000
                                             ___________        ___________
 Divisional operating profit                   7,591,000          3,470,000
                                             ___________        ___________
 Unallocated general and
    administrative costs                       4,132,000          4,037,000
                                             ___________        ___________
 Operating profit (loss)                   $   3,459,000        $  (567,000)
                                            ============         ==========

Consolidated restaurant sales decreased $5.3 million, or 6.0%, in the first fiscal quarter of 1997 compared to the first quarter of 1996. Contributing to lower sales was the closure of 11.3 equivalent restaurants.

During the first fiscal quarter of 1997, sales decreased 2.9% and guest counts declined 1.4% on a comparable same store basis. Same store sales for Village Inn decreased .2% and Bakers Square's same store sales contracted by 4.6%. Comparable guest counts for Village Inn decreased .2% and Bakers Square declined 2.4%. Improvements in sales and guest counts early in the first quarter over the same period in 1996 were offset by severe weather conditions in the strategic midwest and west coast markets during the later half of the quarter.

Consolidated restaurant operating profit increased $4.5 million, or 108.8%, and increased as a percentage of restaurant sales from 4.7% to 10.4% in the first quarter of 1997 versus the first quarter of 1996. Although both Village Inn and Bakers Square contributed to the improvement, Bakers Square went from breakeven to 6.7% and represented the majority of the increase. The improved operating profit was largely due to operating efficiencies in food, labor and other costs. Also, the closure of underperforming restaurants contributed to the improved results.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                    Bakers Square                   Village Inn
                    _____________                   ___________

                     Comparable                            Comparable
          Comparable   Store      Store       Comparable    Store       Store
           Store       Guest     Operating      Store       Guest     Operating
           Sales       Counts     Margin        Sales       Counts      Margin
          ________________________________    _________________________________
1996:
1st Qtr      -7.6%       -0.3%       0.1%         0.0%       -0.8%        13.5%
2nd Qtr       1.1%        0.0%       4.0%         4.4%        3.5%        13.7%
3rd Qtr       0.5%       -4.5%       6.8%         2.4%        2.9%        15.6%
4th Qtr      -3.6%       -4.3%       7.7%         0.1%        0.7%        17.7%

1997:
1st Qtr      -4.6%       -2.4%       6.7%        -0.2%       -0.2%        16.6%


As of January 31, 1997, the Company had closed all of the 56 restaurants scheduled for disposition under plans adopted in fiscal 1994 and fiscal 1996. The following table details sales and operating results for the 56 restaurants for the first quarter of fiscal 1996:

                                   Three months
                                       1996
                                       ____

                                         Operating
                                Sales   Profit (Loss)
                                _____   _____________

Bakers Square                $861,000     $(160,000)
Village Inn                   221,000        (6,000)
Angel's                     1,186,000      (236,000)
____________________________________________________
Total                      $2,268,000     $(402,000)
====================================================

Other revenues and expense
__________________________

Franchise revenue decreased in 1997's first quarter by $43,000. The decrease was largely the result of a decrease in royalties related to adoption of a revised franchise agreement by several existing franchisees as well as lower franchise sales income and net sublease and equipment income.

General and administration expense increased to 7.2% of revenues in the first quarter of 1997 from 6.3% last year. The percentage increase results from 1) lower revenues, 2) accrued management bonuses due to a profitable first quarter versus a loss last year, and 3) increased severance and relocation expenses.

Interest expense declined 33% or $373,000 for the first quarter of 1997 due to reduced credit line borrowings.

The Company's effective tax rate for the first quarter of 1997 was 36% representing statutory tax rates offset somewhat by the effect of FICA tax credits.

Liquidity and capital resources
_______________________________

Operating cash flows increased $7.3 million in the first quarter of 1997 versus 1996 first quarter. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of January 31, 1997, $19,000,000 of advances were outstanding under the Company's bank credit facility and approximately $16,100,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. In the first quarter of 1997, the Company reduced its outstanding borrowings by $5.5 million. The Company's bank credit agreement expires on October 31, 1999, but may be extended for one year.

During the first quarter of 1997, the Company disposed of five properties, two through sale, and three through sublease. Also in that quarter, closure and carrying costs of $479,000 were charged against the liability established for such and cash proceeds of $1,433,000 were realized from the disposition of properties.

At January 31, 1997, the Company had 22 closed properties remaining which it was trying to sell or sublease. Seven of those properties were owned in fee and the rest were leased. The Company also had 13 subleased properties. The Company hopes to sell the fee properties over the next year and $5.3 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $2.7 million are expected to be incurred over that period. The Company expects to sublease five of the properties at rentals lower than the Company's obligations under the prime leases.
Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of January 31, 1997, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first quarter of 1997. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $16.6 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced if expected operating improvements do not occur. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

VICORP has guaranteed certain leases for (25) restaurant properties sold to others in 1986 and (20) restaurant leases of certain franchisees and others. Minimum future rental payments remaining under these leases were approximately $11.5 million as of October 31, 1996. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make any payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future.
The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.

Outlook
-------

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, paydown of credit facility debt, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

Certain matters disucssed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The Forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


                       PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits

    (10) Material Contracts.
         (i) First Amendment and Waiver to Multi-Bank Agreement and Single Bank Agreement dated March 3, 1997 to U. S. $35,000,000 Credit Agreement dated October 31, 1996, between VICORP Restaurants, Inc. and NationsBank of Texas, N.A. and Colorado National Bank, and U. S. $5,000,000 Credit Agreement dated October 31, 1996, between VICORP Restaurants, Inc. and NationsBank of Texas, N.A.

    (27) Financial data schedule.

(b) Reports on Form 8-K.

    None.




                             SIGNATURES
                             __________


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VICORP Restaurants, Inc.
                                    ------------------------
                                      (Registrant)




March 14, 1997                   By: /s/ J. Michael Jenkins
                                         __________________
                                         J. Michael Jenkins, President and
                                         Chief Executive Officer



March 14, 1997                   By: /s/ Richard E. Sabourin
                                         ___________________
                                         Richard E. Sabourin, Executive
                                         Vice President/CFO