Form 10-K/A
period 1996-10-31
VICORP RESTAURANTS INC
filed 1997-04-29
CIK 703799

UNITED STATES
              SECURITIES & EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-K/A
                 AMENDMENT TO ANNUAL REPORT
      Pursuant to Section 13 or 15(d) of THE SECURITIES
                    EXCHANGE ACT OF 1934


                 VICORP RESTAURANTS, INC.
                __________________________

    (Exact name of registrant as specified in charter)


                      AMENDMENT NO. 2

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1996 on Form 10-K as set forth in the pages attached hereto:

     Exhibit 23 is hereby added, which exhibit adds the Consent of Independent Public Accountants relating to the registrant's employees' profit sharing plan.
     Exhibit 99 is hereby added, which exhibit contains the financial statements of the registrant's employees' profit sharing.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VICORP Restaurants, Inc.
                              (Registrant)


                              By:  /s/Richard E. Sabourin
                                  _______________________
                                  Richard E. Sabourin
                                  Executive Vice President/Chief
                                  Financial Officer

Date:  April 28, 1997
Commission File Number 0-12343