Form 10-Q
period 1997-04-30
VICORP RESTAURANTS INC
filed 1997-06-13
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

Yes  X       No

The registrant had 9,119,794 shares of its $.05 par value Common Stock outstanding as of June 10, 1997.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               April 30,        October 31,
                                                  1997              1996
                                              ----------        -----------
                                              (unaudited)
ASSETS
Current assets
 Cash                                         $    2,662         $    1,406
 Receivables                                       1,965              3,221
 Inventories                                       4,997              6,517
 Deferred income taxes                             5,000              5,000
 Prepaid expenses and other                        1,014              1,202
                                               ---------          ---------
   Total current assets                           15,638             17,346
                                               ---------          ---------
Property and equipment, net                      126,948            134,653
Deferred income taxes                             39,812             41,324
Other assets                                       9,903             10,623
                                               ---------          ---------
Total assets                                 $   192,301         $  203,946
                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of
    long-term debt (Note 2)                  $        83         $       78
 Current maturities of capitalized
    lease obligations                              1,431              1,514
 Accounts payable, trade                           9,520             11,131
 Accrued compensation                              5,370              5,686
 Accrued taxes                                     7,290              6,941
 Accrued insurance                                 4,510              4,524
 Other accrued expenses                            4,437              4,776
                                                --------           --------
  Total current liabilities                       32,641             34,650
                                                --------           --------
Long-term debt (Note 2)                           14,065             24,642
Capitalized lease obligations                      8,249              8,943
Non-current accrued insurance                      4,427              5,349
Other non-current liabilities and credits          6,862              8,093

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued
 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,079,794 and 9,055,026
  shares issued and outstanding                      454                453
 Paid-in capital                                  84,659             84,431
 Retained earnings                                40,944             37,385
                                                --------           --------
   Total shareholders' equity                    126,057            122,269
                                                --------           --------
Total liabilities and shareholders' equity     $ 192,301          $ 203,946
                                                ========           ========

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                      Three          Three           Six           Six
                                      months         months         months        months
                                      ended          ended          ended         ended
                                    ---------       --------       --------      ---------
                                     April 30,      April 30,      April 30,     April 30,
                                      1997           1996           1997          1996
                                    ---------      ---------       ---------     ---------
Revenues
 Restaurant operations             $  78,569      $  85,297       $ 161,671     $ 173,707
 Franchise operations                    747            856           1,575         1,727
                                     -------        -------        --------      --------
  Total revenues                      79,316         86,153         163,246       175,434
                                     -------        -------        --------      --------
Costs and expenses
 Restaurant operations
  Food                                24,387         27,585          51,674        59,513
  Labor                               25,190         27,168          51,019        56,091
  Other operating                     20,755         24,104          42,063        47,507
 General and administrative            5,803          6,494          11,850        12,088
                                     -------        -------         -------       -------
Operating Profit                       3,181            802           6,640           235

Interest expense                         659            984           1,416         2,114
Other (income)expense, net              (187)          (253)           (338)         (485)
                                     -------        -------         -------       -------
Income(loss) before income tax
  expense (benefit)                    2,709             71           5,562        (1,394)
Income tax expense (benefit)             976             26           2,003          (523)
                                     -------        -------          -------       -------
Net income (loss)                   $  1,733       $     45         $ 3,559       $  (871)
                                     =======        =======          ======       ========
Earnings (loss) per common
 and dilutive common
 equivalent share                  $     .19       $    .00         $   .39       $  (.10)
                                     =======       ========         =======       ========
Weighted average common
 shares and dilutive common
 share equivalents                     9,143          9,139           9,152          9,047
                                     =======         ======          ======         ======

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                       Six               Six
                                                      Months            Months
                                                      ended             ended
                                                     April 30,         April 30,
                                                       1997              1996
                                                    ----------        ----------
Operations
 Net income (loss)                                 $  3,559             $   (871)
 Reconciliation to cash provided by operations
  Depreciation and amortization                       9,880               10,689
  Deferred income tax provision (benefit)             1,512                 (531)
  Loss on disposition of assets                          89                  165
  Other, net                                           (289)                (120)
                                                    -------              -------
                                                     14,751                9,332
  Change in assets and liabilities
   Trade receivables                                  1,180                  193
   Inventories                                        1,520                3,297
  Accounts payable, trade                            (1,611)              (4,513)
  Other current assets and liabilities                 (127)              (2,012)
  Non-current accrued insurance                        (922)                 173
                                                    -------              -------
Cash provided by operations                          14,791                6,470
                                                    -------              -------

Investing activities
  Purchase of property and equipment                 (4,404)              (2,967)
  Purchase of other assets                              (66)                  (3)
  Disposition of property                             1,493                 (545)
  Collection of non-trade receivables                   518                  365
                                                    -------              -------
Cash provided by (used for)
 investing activities                                (2,459)              (3,150)
                                                    -------              -------

Financing activities
 Issuance of debt                                         --              10,000
 Payment of debt and capitalized
  lease obligations                                  (11,355)            (14,635)
 Purchase of common stock                                 --                  --
 Issuance of common stock                                182                  --
 Other, net                                               97                (198)
                                                     -------             -------
Cash used for financing activities                   (11,076)             (4,833)
                                                     -------             -------

Increase (decrease) in cash                            1,256              (1,513)
Cash at beginning of period                            1,406               3,988
                                                     -------             -------
Cash at end of period                               $  2,662            $  2,475
                                                     =======             =======

Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)               $  1,209            $  1,992
 Income taxes                                            293                 257

The accompanying notes are an integral part of the financial statements.




VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1996. The unaudited financial statements for the six months ended
     April 30, 1997 and April 30, 1996 contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All of the adjustments included are of a normal and recurring nature.

2. As of April 30, 1997, the Company had $14,000,000 of borrowings outstanding and $4,916,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on October 31, 1999, but may be extended for one year.

3. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Forty-three stores have been disposed of through sublease, lease termination or sale. Operating results for the closed restaurants for the second quarter and first half of fiscal 1996 were as follows:


                                      Three months ended      Six months ended
                                        April 30, 1996         April 30, 1996
                                        --------------         --------------
       Sales                              $1,866,000              $4,134,000
       Store operating profit (loss)        (243,000)               (645,000)

   During the six months ended April 30, 1997, $880,000 of closure and carrying related costs were charged against the liability established for such costs. Partially offsetting the charges are gains on properties sold. As of April 30, 1997, the Company had $8,331,000 of reserves remaining to provide for the disposal of 19 closed properties and 13 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $5,985,000 to reduce the disposal property to net realizable value and $2,346,000 to provide for expected carrying costs and sublease losses.

4. Effects of Recently Issued Accounting Pronouncements

   In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. The Company will adopt
   SFAS No. 128 in the fourth quarter of its fiscal year ending
   October 31, 1998. The Company does not believe such adoption will have a material effect on either its previously reported or future results of operations.

   In March 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which continues the existing requirements of APB No. 15 but expands the number of companies subject to portions of its requirements. Specifically, SFAS No. 129 requires that entities previously exempt from the requirements of APB No. 15 disclose the pertinent rights and privileges of all securities other than ordinary common stock. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company was not exempt from APB No. 15; accordingly, the adoption of SFAS No. 129 will not have any effect on the Company.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                               Second Quarter                  Year-to-Date
                                        ------------------------         ----------------------
                                          Three            Three               Six              Six
                                       months ended     months ended       months ended     months ended
                                      -------------     -------------      -------------    -------------
                                        April 30,        April 30,          April 30,        April 30,
                                          1997             1996               1997             1996
                                      -------------     -------------      -------------    -------------

Bakers Square
 Restaurant sales                    $ 46,180,000      $ 50,684,000       $ 96,615,000     $104,825,000
 Restaurant operating profit            2,830,000         2,043,000          6,184,000        2,097,000
 Restaurant operating profit % <F1>           6.1%              4.0%               6.4%             2.0%
 Divisional administrative costs        1,254,000         1,018,000          2,385,000        1,872,000
 Divisional operating profit(loss)      1,576,000         1,025,000          3,799,000          225,000
 Restaurants at quarter-end                   152               156

Village Inn
 Restaurant sales                    $ 31,960,000      $ 32,938,000       $ 64,245,000     $ 65,472,000
 Restaurant operating profit            5,372,000         4,512,000         10,722,000        8,904,000
 Restaurant operating profit %<F1>           16.8%             13.7%              16.7%            13.6%
 Franchise income                         747,000           856,000          1,575,000        1,727,000
 Divisional administrative costs          880,000           653,000          1,656,000        1,246,000
 Divisional operating profit            5,239,000         4,715,000         10,641,000        9,385,000
 Restaurants at quarter-end                    97                99

Angel's
 Restaurant sales                    $    429,000      $  1,675,000        $   811,000     $  3,410,000
 Restaurant operating profit(loss)         35,000          (115,000)             9,000         (405,000)
 Restaurant operating profit %                8.2%             (6.9%)              1.1%           (11.9%)
 Divisional administrative costs                0            69,000              7,000          179,000
 Divisional operating profit(loss)         35,000          (184,000)             2,000         (584,000)
 Restaurants at quarter-end                     1                 5

Consolidated
 Restaurant sales                    $ 78,569,000      $ 85,297,000       $161,671,000     $173,707,000
 Food cost %                                 31.0%             32.3%              32.0%            34.3%
 Labor cost %                                32.1%             31.9%              31.6%            32.3%
 Other operating cost %                      26.4%             28.3%              26.0%            27.3%
 Restaurant operating profit %               10.5%              7.6%              10.5%             6.1%
 Restaurant operating profit            8,237,000         6,440,000         16,915,000       10,596,000
 Franchise income                         747,000           856,000          1,575,000        1,727,000
 Divisional general and
  administrative costs                  2,134,000         1,740,000          4,048,000        3,297,000
                                      -----------       -----------        -----------       ----------
Divisional operating profit             6,850,000         5,556,000         14,442,000        9,026,000
                                      -----------       -----------        -----------       ----------
 Unallocated general and
  administrative costs                  3,669,000         4,754,000          7,802,000        8,791,000
                                      -----------       -----------        -----------       ----------
 Operating profit                       3,181,000           802,000          6,640,000          235,000
                                      ===========       ===========        ===========       ==========

________________
<F1>  The Company changed its method of allocating administrative and support expenses between its various divisions during the second quarter. The operating results for the first half of the year in this report incorporate restated figures for the first quarter which do not conform to the figures previously reported for that period.

Consolidated restaurant sales decreased $6.7 million, or 7.9%, during the second fiscal quarter and decreased $12.0 million, or 6.9% for the first half of fiscal 1997 compared to last year. Contributing to lower sales was the operation of 10 fewer restaurants for the second quarter of 1997.

During the second fiscal quarter of 1997, sales decreased 4.0% and guest counts declined 2.3% on a comparable same store basis. Same store sales for Village Inn decreased 1.5% and Bakers Square's same store sales contracted by 5.6%. Comparable guest counts for Village Inn decreased 1.0% and Bakers Square declined 3.3%.

For the first half of fiscal 1997, comparable total store sales decreased
3.4%, reflective of a 5.1% decrease for Bakers Square and a .9% decrease for Village Inn. The comparable sales decrease in Bakers Square was due to adverse weather conditions early in the period resulting in a decrease in guest counts. Village Inn's year-to-date comparable sales decrease was largely due to lower guest counts.

The Company continues to focus on addressing the issue of declining guest counts at its Bakers Square concept. Bakers Square Midwest units are currently being remodeled in a significant campaign to enhance the dining experience. In addition, both tactical marketing programs and special incentive programs in the local restaurants will be expanded to increase customer awareness and improve service levels.

Consolidated restaurant operating profit increased $1.8 million, or 27.9%, and increased as a percentage of restaurant sales from 7.6% to 10.5% in the second quarter of 1997 versus the second quarter of 1996. Both Village Inn and Bakers Square contributed to the improvement. Bakers Square's restaurant operating profit percentage increased by 2.1 points, while Village Inn's increased by 3.1 points over the same quarter of 1996.

Consolidated restaurant operating profit increased for the first half of fiscal 1997 compared to 1996's first half largely due to operating efficiencies in food, labor and other costs.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                     Bakers Square                       Village Inn
                     -------------                       -----------

                        Comparable                         Comparable
             Comparable  Store      Store      Comparable    Store     Store
               Store     Guest    Operating      Store       Guest   Operating
               Sales     Counts     Margin       Sales       Counts    Margin
            -------------------------------   --------------------------------
1996:
1st Qtr        -7.6%     -0.3%      0.1%          0.0%      -0.8%      13.5%
2nd Qtr         1.1%      0.0%      4.0%          4.4%       3.5%      13.7%
3rd Qtr         0.5%     -4.5%      6.8%          2.4%       2.9%      15.6%
4th Qtr        -3.6%     -4.3%      7.7%          0.1%       0.7%      17.7%

1997:
1st Qtr        -4.6%     -2.4%      6.7%         -0.2%      -0.2%      16.6%
2nd Qtr        -5.6%     -3.3%      6.1%         -1.5%      -1.0%      16.8%


Asset Disposal
--------------

As of April 30, 1997, the Company had closed all of the 56 restaurants scheduled for disposition under plans adopted in fiscal 1994 and fiscal 1996. In the first half of fiscal 1997, the Company closed four restaurants which were not included in either disposition plan. The following table details sales and operating results for the 60 restaurants for the second quarter and first half of fiscal 1997 compared to the prior year:



                  Three Months Ended       Three Months Ended             Six Months Ended           Six Months Ended
                    April 30, 1997           April 30, 1996                April 30, 1997             April 30, 1996
                  ------------------       ------------------             ----------------           ----------------

                           Operating                  Operating                   Operating                       Operating
                           Profit                     Profit                      Profit                          Profit
                 Sales     (Loss)         Sales       (Loss)          Sales       (Loss)           Sales          (Loss)
                 -------  ----------      ----------  ----------      ---------   ---------        ----------     ----------
Bakers Square   $213,000  $ (50,000)     $ 1,288,000  $ (22,000)     $  783,000  $ (69,000)       $ 2,979,000    $ (185,000)
Village Inn      234,000     38,000          462,000          0         460,000     65,000            899,000        (9,000)
Angel's               --         --        1,120,000   (165,000)             --         --          2,306,000      (401,000)
                --------  ----------      ----------   ---------      ---------   ---------       -----------    -----------
Total           $447,000  $ (12,000)     $ 2,870,000  $(187,000)     $1,243,000   $ (4,000)       $ 6,184,000    $ (595,000)
                ========  ==========     ===========  ==========     ==========   =========       ===========    ===========


Other revenues and expense
--------------------------

Compared to 1996's second quarter, franchise revenue in 1997's second quarter decreased by $109,000. For the first half of fiscal 1997, franchise revenue decreased by $152,000 compared to last year. The decrease was largely the result of a decrease in royalties related to adoption of a revised franchise agreement by several existing franchisees as well as lower franchise sales income.

General and administrative expense decreased to 7.3% of revenues in the second quarter of 1997 from 7.5% last year. Year-to-date, general and administrative expense as a percent of revenues was 7.3% and 6.9% for 1997 and 1996, respectively.

Interest expense declined 33%, or $325,000, for the second quarter and 33%, or $698,000, for the first half of 1997 as compared to fiscal 1996 due to reduced credit line borrowings.

The Company's effective tax rate for the second quarter and first half of 1997 was 36% representing statutory tax rates offset somewhat by the effect of FICA tax credits.


Liquidity and capital resources
-------------------------------

Operating cash flows increased $8.3 million in the first half of 1997 versus the first half of 1996. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of April 30, 1997, $14,000,000 of advances were outstanding under the Company's bank credit facility and approximately $21,100,000 was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. In the first half of 1997, the Company reduced its outstanding borrowings by $10.5 million. The Company's bank credit agreement expires on October 31, 1999, but may be extended for one year.

During the first half of 1997, the Company disposed of five properties, two through sale, and three through sublease. Also during that time, closure and carrying costs of $880,000 were charged against the liability established for such, and cash proceeds of $1,493,000 were realized from the disposition of properties.

At April 30, 1997, the Company had 19 closed properties remaining which it was trying to sell or sublease. Six of those properties were owned in fee and the rest were leased. The Company also had 13 subleased properties. The Company hopes to sell the fee properties over the next year and $3.8 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $2.3 million are expected to be incurred over that period. The Company expects to sublease six of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of April 30, 1997, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first half of 1997. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $15.6 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced as a result of operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

VICORP has guaranteed certain leases for twenty-five (25) restaurant properties sold to others in 1986 and twenty (20) restaurant leases of certain franchisees and others. Minimum future rental payments remaining under these leases were approximately $11.5 million as of October 31, 1996. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make any payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.


Outlook
-------

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, paydown of credit facility debt, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risk and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.





                PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders.

          On April 18, 1997, the Registrant held its Annual Meeting of Shareholders. At that meeting, three proposals were submitted to the shareholders for approval. Those proposals related to the election of directors, ratification of the appointment of the Company's independent auditors for VICORP's 1997 fiscal year, and the approval of the Company's Employee Stock Purchase Plan.

          As to the first proposal, each of the nominees for directors were elected based upon the following vote:



     Director                     For         Against    Abstain  Broker Non-
                                                                    Votes
-----------------------------------------------------------------------------
Carole Lewis Anderson       7,758,131         750,932       --        --

Bruce B. Brundage           7,759,131         749,932       --        --

Charles R. Frederickson     8,092,030         417,033       --        --

John C. Hoyt                8,150,831         358,232       --        --

J. Michael Jenkins          8,150,831         358,232       --        --

Robert T. Marto             7,758,631         750,432       --        --

Dudley C. Mecum             7,757,731         751,332       --        --

Dennis B. Robertson         7,758,631         750,432       --        --

Hunter Yager                7,758,631         750,432       --        --

Arthur Zankel               7,817,931         691,132       --        --


    The selection of Arthur Andersen LLP to serve as the Company's independent accountants for fiscal 1997 was ratified. The vote was 8,255,517 for; 244,348 against; 9,198 abstained; and no broker non-votes.

    The proposal to approve the Company's Employee Stock Purchase Plan was approved. The vote was 6,987,494 for; 358,026 against; 39,133 abstained; and 1,124,410 broker non-votes.

Item 5.  Other Information.

   James R. Burke resigned as President of the Bakers Square division on April 8, 1997. His duties were assumed by J. Michael Jenkins, Chief Executive Officer of the Company. Nicholas P. Galanos resigned as Executive Vice President/Development on April 4, 1997. His duties were assumed by J. Michael Jenkins, Chief Executive Officer of the Company.

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







                           VICORP Restaurants, Inc.
                           ------------------------
                                 (Registrant)




June 12, 1997                     By: /s/ J. Michael Jenkins
                                      -------------------------------------
                                      J. Michael Jenkins,
                                      President and Chief Executive Officer



June 12, 1997                     By: /s/ Richard E. Sabourin
                                      -------------------------------------
                                      Richard E. Sabourin,
                                      Executive Vice President and
                                      Chief Financial Officer