Form 10-Q
period 1997-07-31
VICORP RESTAURANTS INC
filed 1997-09-12
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1997

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

Yes  X       No

The registrant had 9,129,968 shares of its $.05 par value Common
Stock outstanding as of September 10, 1997.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                July 31,        October 31,
                                                  1997              1996
                                               -----------      ------------
                                               (unaudited)
ASSETS
Current assets
  Cash                                          $    2,291       $    1,406
  Receivables                                        2,628            3,221
  Inventories                                        5,034            6,517
  Deferred income taxes                              5,000            5,000
  Prepaid expenses and other                           928            1,202
                                                  --------         --------
    Total current assets                            15,881           17,346
                                                  --------         --------
Property and equipment, net                        127,185          134,653
Deferred income taxes                               39,102           41,324
Other assets                                         8,997           10,623
                                                  --------         --------
Total assets                                    $  191,165       $  203,946
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of
     long-term debt (Note 2)                    $       83       $       78
  Current maturities of capitalized
     lease obligations                               1,379            1,514
  Accounts payable, trade                            9,942           11,131
  Accrued compensation                               5,384            5,686
  Accrued taxes                                      7,898            6,941
  Accrued insurance                                  3,849            4,524
  Other accrued expenses                             4,616            4,776
                                                  --------         --------
    Total current liabilities                       33,151           34,650
                                                  --------         --------
Long-term debt (Note 2)                             11,069           24,642
Capitalized lease obligations                        7,925            8,943
Non-current accrued insurance                        4,033            5,349
Other non-current liabilities and credits            6,691            8,093


Shareholders' equity
  Series A Junior Participating Preferred
   Stock, $.10 par value, 200,000 shares
   authorized, no shares issued
  Common stock, $.05 par value, 20,000,000
   shares authorized, 9,129,968 and 9,055,026
   shares issued and outstanding                       456              453
  Paid-in capital                                   84,994           84,431
  Retained earnings                                 42,846           37,385
                                                  --------         --------
   Total shareholders' equity                      128,296          122,269
                                                  --------         --------
Total liabilities and shareholders' equity      $  191,165       $  203,946
                                                  ========         ========

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                       Three        Three         Nine        Nine
                                       months       months        months      months
                                       ended        ended         ended       ended
                                      --------     --------     ---------    ---------
                                      July 31,     July 31,     July 31,     July 31,
                                        1997         1996         1997         1996
                                      --------     --------     ---------    ---------
Revenues
  Restaurant operations              $ 80,718      $ 85,540      $242,389     $259,247
  Franchise operations                    857           905         2,432        2,632
                                      -------       -------      --------      -------
   Total revenues                      81,575        86,445       244,821      261,879
                                      -------       -------      --------      -------

Costs and expenses
  Restaurant operations
   Food                                25,313        26,909        76,987       86,422
   Labor                               26,302        27,146        77,321       83,237
   Other operating                     20,705        23,085        62,768       70,592
  General and administrative            5,836         6,135        17,686       18,223
  Asset Disposal                           --         5,800            --        5,800
                                      -------       -------       -------      -------
Operating Profit                        3,419        (2,630)       10,059       (2,395)
                                      -------       -------       -------      -------
Interest expense                          590           895         2,006        3,009
Other (income) expense, net              (141)         (112)         (479)        (597)
                                      -------       -------       -------      -------
Income (loss) before income tax
 expense (benefit)                      2,970        (3,413)        8,532       (4,807)
Income tax expense (benefit)            1,068        (1,881)        3,071       (2,404)
                                      -------       -------       -------      -------
Net income (loss)                    $  1,902      $ (1,532)     $  5,461     $ (2,403)
                                      =======       =======       =======      =======

Earnings (loss) per common
 and dilutive common
 equivalent share                    $    .21       $   (.17)     $    .59     $   (.27)
                                      =======        =======       =======      =======

Weighted average common
 shares and dilutive common
 share equivalents                      9,201          9,050         9,188        9,048
                                      =======        =======       =======      =======

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                    Nine               Nine
                                                   Months             Months
                                                    ended              ended
                                                   July 31,           July 31,
                                                     1997               1996
                                                   -------            -------
Operations
 Net income (loss)                                $  5,461          $  (2,403)
  Reconciliation to cash provided by operations
  Depreciation and amortization                     14,653             15,920
  Deferred income tax provision (benefit)            2,222             (2,414)
  Loss on disposition of assets                        141              6,019
  Other, net                                          (332)              (160)
                                                   -------            -------
                                                    22,145             16,962
  Change in assets and liabilities
   Trade receivables                                 1,314                777
   Inventories                                       1,483              2,994
   Accounts payable, trade                          (1,189)            (5,872)
   Other current assets and liabilities                 94             (2,816)
   Non-current accrued insurance                    (1,316)               707
                                                   -------            -------
Cash provided by operations                         22,531             12,752
                                                   -------            -------

Investing activities
  Purchase of property and equipment                (9,098)            (5,591)
  Purchase of other assets                            (276)               (32)
  Disposition of property                              917                (25)
  Collection of non-trade receivables                  702                544
                                                   -------            -------
Cash provided by (used for)
 investing activities                               (7,755)            (5,104)
                                                   -------            -------

Financing activities
  Issuance of debt                                      --             10,000
  Payment of debt and capitalized
    lease obligations                              (14,731)           (19,523)
  Purchase of common stock                              --                 --
  Issuance of common stock                             400                 --
  Other, net                                           440               (141)
                                                   -------            -------
Cash used for financing activities                 (13,891)            (9,664)
                                                   -------            -------

Increase (decrease) in cash                            885             (2,016)
Cash at beginning of period                          1,406              3,988
                                                   -------            -------
Cash at end of period                             $  2,291           $  1,972
                                                   =======            =======

Supplemental information
Cash paid during the period for
  Interest (net of amount capitalized)            $  2,013           $  3,053
  Income taxes                                         359                297

The accompanying notes are an integral part of the financial statements.



VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1996. The unaudited financial statements for the nine months ended July 31, 1997 and July 31, 1996 contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All of the adjustments included are of a normal and recurring nature.

2. As of July 31, 1997, the Company had $11,000,000 of borrowings outstanding and $4,916,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on October 31, 1999, but may be extended by the bank for one year.

3. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Forty-four stores have been disposed of through sublease, lease termination or sale. Operating results for the closed restaurants for the third quarter and first three quarters of fiscal 1996 were as follows:




                                      Three months ended     Nine months ended
                                         July 31, 1996         July 31, 1996
                                      ------------------     -----------------
      Sales                             $1,260,000           $5,394,000
      Store operating profit (loss)       (172,000)            (817,000)

   During the nine months ended July 31, 1997, $1,197,000 of closure and carrying related costs were charged against the liability established for such costs. Partially offsetting the charges are gains on properties sold. As of July 31, 1997, the Company had $7,438,000 of reserves remaining to provide for the disposal of 12 closed properties and 9 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $5,409,000 to reduce the disposal property to net realizable value and $2,029,000 to provide for expected carrying costs and sublease losses.

4. Effects of Recently Issued Accounting Pronouncements

   In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. The Company will adopt SFAS No. 128 in the first quarter of its fiscal year ending October 31, 1998. The Company does not believe such adoption will have a material effect on either its previously reported or future earnings per share.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
   SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for fiscal years beginning after December 15, 1997.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                          Third Quarter                     Year-to-Date
                                   ----------------------------   -----------------------------
                                       Three           Three          Nine             Nine
                                    months ended   months ended   months ended     months ended
                                   -------------   ------------   ------------     ------------
                                      July 31,        July 31,       July 31,        July 31,
                                        1997            1996           1997            1996
                                   -------------   ------------   ------------     ------------
Bakers Square
 Restaurant sales                   $ 48,347,000   $ 51,432,000   $144,962,000    $156,257,000
 Restaurant operating profit           3,072,000      3,473,000      9,256,000       5,570,000
 Restaurant operating profit %<F1>           6.4%           6.8%           6.4%            3.6%
 Divisional administrative costs       1,191,000      1,193,000      3,576,000       3,065,000
 Divisional operating profit           1,881,000      2,280,000      5,680,000       2,505,000
 Restaurants at quarter-end                  150            155

Village Inn
 Restaurant sales                   $ 32,118,000    $32,487,000    $96,363,000     $97,959,000
 Restaurant operating profit           5,354,000      5,057,000     16,076,000      13,961,000
 Restaurant operating profit %<F1>          16.7%          15.6%          16.7%           14.3%
 Franchise income                        857,000        905,000      2,432,000       2,632,000
 Divisional administrative costs         966,000        791,000      2,622,000       2,037,000
 Divisional operating profit           5,245,000      5,171,000     15,886,000      14,556,000
 Restaurants at quarter-end                   96             98

Angel's
 Restaurant sales                     $  253,000     $1,621,000    $ 1,064,000     $ 5,031,000
 Restaurant operating profit (loss)      (28,000)     (130,000)        (19,000)       (535,000)
 Restaurant operating profit %             (11.1)%        (8.0)%          (1.8)%         (10.6)%
 Divisional administrative costs           4,000        47,000          11,000         226,000
 Divisional operating profit (loss)      (32,000)     (177,000)        (30,000)       (761,000)
 Restaurants at quarter-end                    0             5

Consolidated
 Restaurant sales                    $80,718,000   $85,540,000    $242,389,000    $259,247,000
 Food cost %                                31.4%         31.5%           31.8%           33.3%
 Labor cost %                               32.6%         31.7%           31.9%           32.1%
 Other operating cost %                     25.7%         27.0%           25.9%           27.2%
 Restaurant operating profit %              10.4%          9.8%           10.4%            7.3%
 Restaurant operating profit           8,398,000     8,400,000      25,313,000      18,996,000
 Franchise income                        857,000       905,000       2,432,000       2,632,000
 Divisional general and
    administrative costs               2,161,000     2,031,000       6,209,000       5,328,000
                                      ----------    ---------      -----------     -----------
 Divisional operating profit           7,094,000     7,274,000      21,536,000      16,300,000
                                      ----------    ----------     -----------     -----------
 Unallocated general and
    administrative costs               3,675,000     4,104,000      11,477,000      12,895,000
                                      ----------    ----------     -----------     -----------
 Operating profit (before asset
    disposal charge)                   3,419,000     3,170,000      10,059,000       3,405,000
                                      ==========    ==========     ===========     ===========


________________
<F1>  The Company changed its method of allocating administrative and support expenses between its various divisions during the second quarter of 1997.
The operating results for the three quarters of the year in this report incorporate restated figures for the first quarter which do not conform to the figures originally reported for that period.

Consolidated restaurant sales decreased $4.8 million, or 5.6%, during the third fiscal quarter and decreased $16.9 million, or 6.5% for the first three quarters of fiscal 1997 compared to last year. Contributing to lower sales was the operation of 12 fewer restaurants for the third quarter of 1997.

During the third quarter of fiscal 1997, consolidated sales decreased 2.3% and guest counts increased 0.2% on a comparable same store basis. Same store sales for Village Inn decreased 0.1% and Bakers Square's same store sales contracted by 3.7%. Comparable guest counts for Village Inn increased 1.5% and Bakers Square declined 0.9%.

For the first three quarters of fiscal 1997, comparable total store sales decreased 3.0%, reflective of a 4.6% decrease for Bakers Square and a 0.6% decrease for Village Inn. The comparable sales decrease in Bakers Square was due to adverse weather conditions early in the period resulting in a decrease in guest counts. Village Inn's year-to-date comparable sales decreased slightly, while comparable guest counts increased modestly.

The Company continues to focus on increasing the guest counts at its Bakers Square concept. Bakers Square Midwest units are currently being remodeled in a significant campaign to enhance the dining experience. In addition, both tactical marketing programs and special incentive programs in the local restaurants will be expanded to increase customer awareness and improve service levels.

Consolidated restaurant operating profit was basically unchanged but increased as a percentage of restaurant sales from 9.8% to 10.4% in the third quarter of 1997 versus the third quarter of 1996. Bakers Square's restaurant operating profit percentage decreased by 0.4 percentage points while Village Inn's increased by 1.1 percentage points over the same quarter of 1996.

Consolidated restaurant operating profit increased by $6.3 million for the first three quarters of fiscal 1997 compared to 1996's first three quarters largely due to operating efficiencies in food, labor and other costs.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                      Bakers Square                          Village Inn
                      -------------                          -----------
                         Comparable                          Comparable
             Comparable   Store      Store      Comparable    Store      Store
              Store       Guest    Operating      Store       Guest     Operating
              Sales       Counts     Margin       Sales       Counts     Margin
             --------------------------------   ---------------------------------
1996:
1st Qtr        (7.6%)    (0.3%)       0.1%        0.0%       (0.8%)      13.5%
2nd Qtr         1.1%      0.0%        4.0%        4.4%        3.5%       13.7%
3rd Qtr         0.5%     (4.5%)       6.8%        2.4%        2.9%       15.6%
4th Qtr        (3.6%)    (4.3%)       7.7%        0.1%        0.7%       17.7%

1997:
1st Qtr        (4.6%)    (2.4%)       6.7%       (0.2%)      (0.2%)      16.6%
2nd Qtr        (5.6%)    (3.3%)       6.1%       (1.5%)      (1.0%)      16.8%
3rd Qtr        (3.7%)    (0.9%)       6.4%       (0.1%)       1.5%       16.7%


Asset Disposal
----------------

As of July 31, 1997, the Company had closed all of the 56 restaurants scheduled for disposition under plans adopted in fiscal 1994 and fiscal
1996. In the first three quarters of fiscal 1997, the Company closed an additional seven restaurants which were not included in either disposition plan. The following table details sales and operating results for the 63 restaurants for the third quarter and first three quarters of fiscal 1997 compared to the prior year:

                   Three Months Ended         Three Months Ended        Nine Months Ended           Nine Months Ended
                     July 31, 1997              July 31, 1996             July 31, 1997               July 31, 1996
                  ---------------------      -----------------------    -----------------------     ------------------------
                             Operating                     Operating                  Operating                   Operating
                              Profit                        Profit                     Profit                      Profit
                   Sales      (Loss)           Sales        (Loss)         Sales       (Loss)          Sales       (Loss)
                  --------   ----------      -----------   ---------    -----------   ---------     -----------   ----------
Bakers Square    $  49,000    $ (75,000)     $ 1,184,000  $  (37,000)   $ 1,276,000   $(215,000)    $ 4,654,000   $ (308,000)
Village Inn         18,000      (33,000)         383,000       6,000        809,000      44,000       1,622,000      (10,000)
Angel's            254,000      (26,000)       1,619,000     (97,000)     1,064,000     (18,000)      5,032,000     (453,000)
                  --------    ---------      -----------   ---------    -----------   ---------     -----------   ----------

Total            $ 321,000    $(134,000)     $ 3,186,000  $ (128,000)   $ 3,149,000   $(189,000)    $11,308,000   $ (771,000)
                 =========    =========      ===========  ==========    ===========   =========     ===========   ==========


Other revenues and expense
--------------------------

Compared to 1996's third quarter, franchise revenue in 1997's third quarter decreased by $48,000. For the first three quarters of fiscal 1997, franchise revenue decreased by $200,000 compared to the first three quarters of 1996. The decrease was largely the result of a decrease in royalties related to adoption of a revised franchise agreement by several existing franchisees as well as lower franchise sales revenue.

As a percent of sales, general and administrative expense increased slightly in the third quarter of 1997 from the comparable 1996 third quarter. Actual general and administrative expense decreased $299,000 during the third quarter and $537,000 year-to-date over the corresponding 1996 periods. Year-to-date, general and administrative expense as a percent of revenues was 7.2% and 7.0% for 1997 and 1996, respectively.

Interest expense declined 34%, or $305,000, for the third quarter and 33%, or $1,003,000, for the first three quarters of 1997 as compared to fiscal 1996 due to a substantial reduction in long-term debt.

The Company's effective tax rate for the third quarter and first three quarters of 1997 was 36% representing statutory tax rates offset somewhat by the effect of FICA tax credits.

Liquidity and capital resources
-------------------------------

Operating cash flows increased $9.8 million in the first three quarters of 1997 versus the first three quarters of 1996. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of July 31, 1997, $11,000,000 of advances were outstanding under the Company's bank credit facility and approximately $24,100,000 was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. In the first three quarters of 1997, the Company reduced its outstanding borrowings by $13.5 million. The Company's bank credit agreement expires on October 31, 1999, but may be extended by the bank for one year.

During the first three quarters of 1997, the Company disposed of 15 properties, three through sale, one through assignment, five through sublease, five through lease termination, and one through sublease and lease termination. Also during that time, closure and carrying costs of $1,197,000 were charged against the liability established for such, and cash proceeds of $917,000 were realized from the disposition of properties.

At July 31, 1997, the Company had 19 closed properties remaining which it was trying to sell or sublease. Six of those properties were owned in fee and the rest were leased. The Company also had 14 subleased properties. The Company hopes to sell the fee properties over the next year and $4.2 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $2.3 million are expected to be incurred over that period. The Company expects to sublease nine of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of July 31, 1997, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. Twenty thousand shares, which were not part of the Board repurchase authorization, were purchased in the first three quarters of 1997. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $10.9 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced as a result of operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

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

Outlook
-------

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, paydown of credit facility debt, acquisition of new computer systems, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

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






                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)




September 12, 1997            By:  /s/ J. Michael Jenkins
                                 ---------------------------
                                 J. Michael Jenkins,
                                 President and Chief Executive Officer



September 12, 1997             By: /s/ Richard E. Sabourin
                                 ---------------------------
                                 Richard E. Sabourin,
                                 Executive Vice President and
                                 Chief Financial Officer