Form 10-K
period 1997-10-31
VICORP RESTAURANTS INC
filed 1998-01-22
CIK 703799

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997

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

     Registrant's telephone number, including area code: (303) 296-2121
                              ________________

      Securities registered pursuant to Section 12(b) of the Act: None
                              ________________

         Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class

                                Common Stock
                          $.05 par value per share
                                 __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 8,803,975 shares of the registrant's common stock held by non-affiliates on January 20, 1998 was approximately $146,366,084.

At January 20, 1998, there were 9,134,787 shares of the Company's Common Stock $.05 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.

                             PART I

Item 1. Business.

VICORP Restaurants, Inc., the registrant, is referred to herein as "VICORP" or the "Company." The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At October 31, 1997, VICORP operated 247 restaurants in 13 states, of which, 150 were Bakers Squares and 97 were Village Inns. On that date, there were also 108 franchised Village Inn restaurants in 21 states. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

Company Operations

During fiscal 1997, the Company closed seven restaurants. Of the closures, one resulted from a decision in 1996 to substantially discontinue the Angel's concept and the remainder were underperforming restaurants. The Company opened one new restaurant in fiscal 1997. While the Company plans to resume moderate growth of Company-operated restaurants, the Company's principal focus in fiscal 1998 will be on improving existing operations.

Both of the Company's restaurant concepts serve breakfast, lunch and dinner with a guest check average between $4 and $7. Village Inn is primarily known for its breakfast foods, while Bakers Square emphasizes lunch and dinner and features fresh baked pies as signature items. Each Company-operated restaurant offers a relatively standard core menu. The standard menus are supplemented with daily and monthly specials.

Store management typically consists of a general manager and two associate/assistant managers. This management team has primary responsibility for the efficient and profitable operation of their restaurant and are provided incentives to do so. Additionally, the Company employs regional managers, who work closely with the restaurant general managers in helping them meet the Company's objectives. Regional managers report to the Regional Vice President or Regional Operating Partners, depending on the particular concept.

The Company believes the principal measure of success for its restaurants is the ability to provide each customer with a satisfying experience. Hiring and retaining the right people, making certain that employees are adequately trained to do their jobs, clearly communicating the specific results expected from each employee, and providing relevant feedback of performance are central factors in ensuring customer satisfaction. Training programs are designed to meet these objectives and focus on outcome-based training, emphasizing the acquisition of basic skills and behavior that result in desired performance for specific positions.

Cost effective procurement of quality products is also critical to providing a satisfying customer experience. The Company makes centralized purchasing decisions for basic menu ingredients to gain favorable prices and ensure uniform quality specifications. Management does not anticipate any difficulty in obtaining food products of adequate quantity or quality at acceptable prices.

The Company utilizes advertising where market penetration allows.
Expenditures for marketing were 1.8% of Company-operated restaurant sales in fiscal 1997.

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

During fiscal 1997, four new franchise restaurants were opened and four franchise restaurants were closed. The number of Village Inn franchise restaurants in operation over the last five years has not changed significantly. However, as franchising provides a profitable revenue stream and at the same time leverages the strength of the Village Inn brand into new markets, the Company continues to pursue franchising opportunities with qualified applicants. Five new franchise units are expected to open in fiscal 1998.

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


Employees

At October 31, 1997 the Company employed approximately 12,400 persons.

Executive Officers of the Company

The following sets forth certain data concerning the executive officers of the Company, all of whom are appointed on an annual basis. There is no family relationship between any of the executive officers.

Name                     Age   Position
----                     ---   --------
Charles R. Frederickson  60    Chairman of the Board
J. Michael Jenkins       51    Director, President and Chief Executive Officer
Robert E. Kaltenbach     52    President/Village Inn
Richard E. Sabourin      47    Executive Vice President/Chief Financial Officer

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

Robert E. Kaltenbach was appointed President/Village Inn in December 1994 after serving as Vice President/Franchise Operations since July 1988.

Richard E. Sabourin was appointed Executive Vice President/Chief Financial Officer in August 1996. From 1989 to August 1996, Mr. Sabourin was employed by Bestop, Inc. in various positions including President, Chief Operating Officer and Chief Executive Officer.

Item 2. Properties.

The following table provides information as of October 31, 1997 concerning the land and buildings at restaurant locations operated, leased to others or held for disposal by the Company.

                                 Village   Bakers
                                   Inn     Square   Other   Total
                                 ------    ------   -----   -----
Company-operated restaurants:
 Properties owned in fee             7        51      --       58
 Buildings owned on leased land      5        10      --       15
 Leased locations                   85        89      --      174
                                   ---       ---     ---      ---
                                    97       150      --      247
                                   ===       ===     ===      ===
Properties leased to others:
 Properties owned in fee             1        --       3        4
 Buildings owned on leased land      1        --       1        2
 Leased locations                   23        --      26       49
                                   ---       ---     ---      ---
                                    25        --      30       55
                                   ===       ===     ===      ===

Properties held for disposal:
 Properties owned in fee            --        --       5        5
 Buildings owned on leased land     --        --      --       --
 Leased locations                   --        --      13       13
                                   ---       ---     ---      ---
                                    --        --      18       18
                                   ===       ===     ===      ===

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

The Company intends to lease, sublease or sell the 18 properties which are currently idle.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's security holders during the three month period ended October 31, 1997.

                            PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters.

The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 20, 1998, the Company had 493 shareholders of record. The following table sets forth for the periods indicated the high and low closing sales quotations per share of common stock as reported by NASDAQ:

                                  Fiscal Quarter
                         First      Second     Third     Fourth
------------------------------------------------------------------
1997
High                     $14 3/4    $12 7/8    $14 1/4    $16 1/4
Low                       11 3/4     11 1/8     11         14

1996
High                     $11 3/4    $15 1/4    $14 1/4    $15
Low                        9 3/4     10 1/8     11 1/2     12 3/4


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

Item 6. Selected Financial Data.

(dollars in thousands, except per share data)       1997         1996          1995         1994          1993
-----------------------------------------------------------------------------------------------------------------
Results of operations
System-wide sales including franchise sales      $ 450,534     $ 456,352    $ 496,300     $ 529,982     $ 542,986
Restaurant sales                                   322,188       339,937      370,116       409,297       425,139
Total revenues                                     325,527       343,280      373,838       412,644       428,505
Income (loss) before extraordinary item              6,899          (929)      (4,532)       (6,638)       16,524
Net income (loss)                                    6,899          (929)      (4,532)       (6,638)       16,524
-----------------------------------------------------------------------------------------------------------------
Operating analysis
Restaurant operating profit analysis as a
 percentage of restaurant sales
  Costs and expenses
   Food                                               31.4%         32.9%        33.5%         30.1%         29.8%
   Labor                                              32.4%         32.0%        33.7%         30.2%         28.5%
   Other operating                                    25.9%         26.7%        28.3%         28.2%         27.5%
  Restaurant operating profit                         10.3%          8.3%         4.4%         11.4%         14.2%
General and administrative expense
 as a percentage of revenues                           7.4%          7.3%         7.0%          8.7%          7.8%
Interest expense as a percentage of revenues            .8%          1.2%         1.0%           .9%           .9%
Income before income taxes and extraordinary
 and unusual items as a percentage of revenues         3.3%           .9%        (2.4%)         2.5%          6.3%
Effective income tax rate                             36.0%         64.0%        50.0%         37.5%         36.2%
-----------------------------------------------------------------------------------------------------------------
Balance sheet data
Total assets                                     $ 194,990     $ 203,946    $ 228,161     $ 249,023     $ 254,031
Long-term debt and capitalized lease obligations    19,465        33,585       42,179        42,554        40,008
Common shareholders' equity                        129,919       122,269      123,098       134,866       148,318
Debt to total capitalization                          13.0%         21.5%        25.5%         24.0%         21.2%
-----------------------------------------------------------------------------------------------------------------
Cash flow data
Net income (loss)                                $   6,899     $    (929)   $  (4,532)     $ (6,638)    $  16,524
Depreciation and amortization                       19,746        21,088       22,565        26,133        23,381
Deferred income tax provision                        2,705        (1,950)      (4,825)       (5,414)        5,932
Write-offs, extraordinary item, and other              204         5,877          446        24,113         4,397
                                                 ----------------------------------------------------------------
 Subtotal                                           29,554        24,086       13,654        38,194        50,234
Change in current assets and liabilities              (986)       (6,239)      (6,345)       (4,100)          636
                                                  ---------------------------------------------------------------
Cash provided by operations                         28,568        17,847        7,309        34,094        50,870
 As a percentage of revenues                           8.8%          5.2%         2.0%          8.3%         11.9%
Investment in property and equipment                16,410         7,922       13,234        28,733        42,426
-----------------------------------------------------------------------------------------------------------------
Per common share
Earnings (loss) before extraordinary item        $     .75     $    (.10)   $    (.49)    $    (.69)    $    1.60
Earnings (loss)                                        .75          (.10)        (.49)         (.69)         1.60
Book value                                           14.18         13.50        13.61         14.18         14.96
Market price at year-end                            15 1/2         14 1/2          11        16 3/4        20 3/4
Weighted average common and dilutive
 common equivalent shares (000's omitted)            9,237          9,050       9,246         9,656        10,301
-----------------------------------------------------------------------------------------------------------------
Number of restaurants at year-end
Bakers Square                                          150            154         160           189           187
Company-operated Village Inn                            97             98          99           112           126
Franchised Village Inn                                 108            108         106           107           104
Other company-operated                                  --              1           5             6            --
                                                  ---------------------------------------------------------------
Total                                                  355            361         370           414           417
-----------------------------------------------------------------------------------------------------------------

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

Results of Operations

The following table sets forth selected operating statistics for the last three fiscal years.

                                               1997              1996              1995
                                               ----              ----              ----
Bakers Square
 Restaurant sales                     $ 192,538,000     $ 204,697,000     $ 226,996,000
 Average sales per restaurant             1,276,000         1,309,000         1,282,000
 Restaurant operating profit (loss)      11,740,000         9,316,000            (9,000)
 Restaurant operating profit %                  6.1%              4.6%              0.0%
 Divisional administrative costs          4,987,000         4,560,000         5,902,000
 Divisional operating profit (loss)       6,753,000         4,756,000        (5,911,000)
 Restaurants at year-end                        150               154               160

Village Inn
 Restaurant sales                     $ 128,586,000     $ 129,442,000     $ 132,349,000
 Average sales per restaurant             1,326,000         1,317,000         1,251,000
 Restaurant operating profit             21,566,000        19,523,000        17,930,000
 Restaurant operating profit %                 16.8%             15.1%             13.6%
 Franchise income                         3,339,000         3,343,000         3,722,000
 Divisional administrative costs          3,788,000         3,059,000         3,284,000
 Divisional operating profit             21,117,000        19,807,000        18,368,000
 Restaurants at year-end                         97                98                99

Angel's
 Restaurant sales                     $   1,064,000     $   5,798,000     $  10,771,000
 Average sales per restaurant                   N/A         1,352,000         1,539,000
 Restaurant operating profit (loss)         (19,000)         (626,000)       (1,488,000)
 Restaurant operating profit (loss) %          (1.8%)           (10.8%)           (13.8%)
 Divisional administrative costs             12,000           278,000           956,000
 Divisional operating loss                  (31,000)         (904,000)       (2,444,000)
 Restaurants at year-end                         --                 1                 5

Consolidated
 Restaurant sales                     $ 322,188,000      $ 339,937,000    $ 370,116,000
 Food cost %                                   31.4%              32.9%            33.5%
 Labor cost %                                  32.4%              32.0%            33.7%
 Other operating cost %                        25.9%              26.7%            28.3%
 Restaurant operating profit %                 10.3%               8.3%             4.4%

 Restaurant operating profit          $  33,287,000      $  28,213,000    $  16,433,000
 Franchise income                         3,339,000          3,343,000        3,722,000
 Divisional general and
    administrative costs                  8,787,000           7,897,000      10,142,000
                                      --------------------------------------------------
 Divisional operating profit             27,839,000          23,659,000      10,013,000
                                      --------------------------------------------------
 Unallocated general and
    administrative costs                 15,110,000          17,232,000      16,119,000
                                      -------------------------------------------------

 Operating profit (loss) <F1>         $  12,729,000       $   6,427,000   $  (6,106,000)
                                      =================================================

<F1> Before asset disposal charge of $5.8 million in 1996.

Consolidated restaurant sales decreased 5% in 1997 versus 1996. The Company operated, on average, approximately eleven fewer restaurants in 1997 compared to 1996 due to restaurant closures. A comparable same store sales decline of 2% also contributed to the overall decrease in sales. The Bakers Square concept registered a 3% decrease in same store sales and a 1% decrease in customer counts when compared to 1996. Same store sales and customer counts in the Village Inn concept were respectively up 0.3% and 0.8% over the prior year.

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

Consolidated restaurant operating profit increased 18% in 1997 versus 1996. Bakers Square's restaurant operating profit increased 26% over the prior year, while profit as a percent of sales increased from 4.6% in 1996 to 6.1% for the current year. Village Inn's profit improvement was 10% versus the prior year, with profit as a percent of sales increasing from 15.1% to 16.8%. Programs developed to improve efficiencies, control food costs and minimize controllable operating costs added to the profit improvements realized by the closure of unprofitable units.

Consolidated restaurant operating profit increased 72% in 1996 versus 1995. Bakers Square accounted for the majority of the improvement as a result of programs to control waste and gain efficiencies. Also, more pronounced costs of programs to improve customer counts in 1996, reduced advertising costs, and the closure of unprofitable locations contributed to the improvement. Village Inn's restaurant operating profit improved due largely to reduced food and advertising costs.

Net franchise income was basically unchanged from 1996 to 1997, as reduced franchise fees were offset by lower administrative costs. Franchise income decreased 10% in 1996 versus 1995 due to higher costs to resume growth in that group.

General and administrative expenses, as a percent of restaurant sales, remained virtually unchanged in 1997 from 1996 at 7.4%. However, actual expenses decreased $1.2 million or 4.9%, as a result of the continuing programs of cost containment and improved efficiencies of support functions. General and administrative expense decreased 4% in 1996 versus 1995 due to cost control measures, but increased to 7.3% of revenues in 1996 from 7.0% in 1995.

Interest expense decreased 36% in 1997 versus 1996 due to significantly reduced levels of borrowing and reduced capital lease interest. Interest expense increased 4% in 1996 versus 1995 due to increased average levels of borrowing partially offset by reduced capital lease interest.

Other income for 1997 decreased 23% from 1996 due to lower interest earned on notes receivable and investments.

In 1996, the Company recorded a $5,800,000 asset disposal charge related to its decision to close almost all of its Angel's Diner restaurants after determining that its strategy of using that concept to invigorate underperforming restaurants was not economically viable. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included was the recognition of the impairment of the carrying values on four properties and an accrual for administrative restructuring costs. As of October 31, 1996, all of the restaurants scheduled for disposition had been closed.


Operating results for the closed restaurants for the past three fiscal years were as follows:

                                              1997              1996              1995
                                              ----              ----              ----
Bakers Square
  Sales                                $  1,276,000       $  5,624,000     $ 22,535,000
  Restaurant operating profit (loss)       (215,000)          (313,000)      (2,058,000)
Village Inn
  Sales                                     809,000          1,983,000        7,007,000
  Restaurant operating profit (loss)         44,000             (1,000)        (207,000)
Angel's
  Sales                                   1,064,000          5,798,000       10,363,000
  Restaurant operating profit (loss)        (18,000)          (626,000)      (1,366,000)
Total
  Sales                                   3,149,000         13,405,000       39,905,000
  Restaurant operating profit (loss)       (189,000)          (940,000)      (3,631,000)

In 1995, the Company discontinued internal warehousing and distribution of grocery products for its restaurants. The Company has not experienced significant changes in delivered product costs as a result of the change. Also, the Company closed its bakery facility in Phoenix, Arizona, in 1995 and its bakery facilities in Denver, Colorado, and Orlando, Florida, in 1996.

The effective income tax rates used for financial reporting were 36.0% in 1997, 64.0% in 1996, and 50.0% in 1995. The higher rates in 1996 and 1995 were largely due to the greater impact of tax credits, primarily the FICA tax credit.

Liquidity and Capital Resources

The Company's principal source of funds is cash provided by operations. Cash flow from operations increased in 1997 due primarily to higher operating income.

The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Furthermore, the Company has not maintained large excess cash balances, but rather has utilized available cash for capital spending, repayment of borrowings or the repurchase of its common stock.

The Company supplements cash provided by operations with bank borrowings and occasional lease financing. During fiscal 1997, the Company reduced its outstanding debt borrowings by $12.4 million. At October 31, 1997, the Company had $12.1 million of outstanding borrowings under its bank credit facility, with $18.6 million available for additional direct advances. On December 19, 1997, the Company accepted an amended and restated credit agreement which provides for both an increase in the available credit and an extension of the maturity of the existing agreement. Under the terms of the new agreement, additional direct advances of $23.6 million would have been available at October 31, 1997.

At October 31, 1997, the Company had 18 properties which it was trying to dispose of. Five of these properties were owned in fee and the rest were leased. The Company intends to sell the fee properties over the next year and approximately $2.5 million to $3.0 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next seven months. Cash carrying costs of approximately $0.2 million are expected to be incurred over that period. The Company expects to sublease eight of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be funded over the remaining years of the leases and the Company does not anticipate any material affect on the Company's liquidity.

In 1995, 508,000 shares of the Company's common stock were repurchased for $7,694,000, under authorizations approved by the Board of Directors. At October 31, 1997 and 1996, authorization to repurchase an additional 300,500 common shares was available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures in 1997 totaled $16.4 million and consisted of $11.5 million for improvements to existing restaurants, $0.3 million for the purchase of equipment previously leased, and $4.6 million for other support related projects. Capital expenditures of $18.3 million are expected for 1998. Five to seven new restaurants are planned during 1998. Cash flow from operations, funds available under a bank credit facility, or other financing sources are expected to be adequate for planned capital projects and any repurchases of common stock authorized by the Board.

At October 31, 1997, the Company had $43,619,000 of net deferred tax assets, the majority of which relates to federal net operating loss carryforwards totaling $204,797,000. The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be applied against future taxable income. While a continuation of the Company's 1997 taxable income level is not sufficient to realize the portion of the net deferred tax asset related to the operating loss carryforwards before the expiration periods, the Company feels that its 1997 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $46,000,000 for fiscal years 1998 and 1999 will be necessary to realize net deferred tax assets of approximately $17,000,000 before the net operating loss carryforwards expire. The Company also believes certain tax planning strategies may be employed to increase taxable income at least sufficient to realize remaining net deferred tax assets.

Vicorp has guaranteed certain leases for 25 restaurant properties sold to others in 1986 and 20 restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $9.5 million and $11.5 million as of October 31, 1997 and 1996, respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.

Over the next two years, the Company anticipates replacing its existing systems at a cost of $10.5 million to $12.5 million. The new systems will be Year 2000 compliant.

Management Outlook

The minimum wage in California is scheduled to increase to $5.75 per hour in March 1998, and a number of other states have indicated that they are considering raising their minimum wage rate above the federal level. In order to partially offset this labor cost inflation, some menu price increases are contemplated at this time.

The mid-scale segment of the restaurant industry remains extremely competitive. Improvements in future operating performance will be primarily dependent upon the Company's ability to increase comparable sales, especially given the significant profit impact associated with incremental sales at existing restaurants. Cost controls will also play a significant factor in future profit growth. In addition, numerous external factors could have a significant impact on future performance, including, but not limited to, food costs, labor availability, site availability, the economy, the weather and government initiatives such as minimum wage rates, mandated benefits and taxes.

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



New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. The Company will adopt SFAS No. 128 in the first quarter of its fiscal year ending October 31, 1998. The
Company does not believe such adoption will have a material effect on either its previously reported or future earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.


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

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying consolidated balance sheets of VICORP Restaurants, Inc. (a Colorado corporation) and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. and subsidiary as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado,
December 19, 1997.


VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS

                                              October 31,       October 31,
(in thousands)                                       1997              1996
---------------------------------------------------------------------------

ASSETS
Cash (Note 1)                                   $   1,464         $   1,406
Receivables (Notes 1 and 2)                         4,105             3,221
Inventories (Note 1)                                6,751             6,517
Deferred income taxes (Notes 1 and 9)               5,000             5,000
Prepaid expenses and other (Note 1)                 1,190             1,202
---------------------------------------------------------------------------
 Total current assets                              18,510            17,346
---------------------------------------------------------------------------
Property and equipment, net (Notes 1 and 3)       128,915           134,653
Deferred income taxes (Notes 1 and 9)              38,619            41,324
Long-term receivables (Notes 1 and 2)               1,342             2,541
Other assets (Note 1)                               7,604             8,082
---------------------------------------------------------------------------
Total assets                                    $ 194,990         $ 203,946
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt
 and capitalized lease obligations
 (Notes 1, 4 and 5)                             $   1,585         $   1,592
Accounts payable, trade                            14,083            11,131
Accrued compensation                                4,119             5,686
Accrued taxes                                       8,276             6,941
Accrued insurance (Note 10)                         4,429             4,524
Other accrued expenses                              4,580             4,776
---------------------------------------------------------------------------
 Total current liabilities                         37,072            34,650
---------------------------------------------------------------------------
Long-term debt (Notes 1 and 5)                     12,172            24,642
Capitalized lease obligations (Note 4)              7,293             8,943
Non-current accrued insurance (Note 10)             2,327             5,349
Other non-current liabilities and credits           6,207             8,093

Commitments and contingencies (Notes 4, 5 and 10)

Shareholders' equity (Note 6)
Series A Junior Participating Preferred Stock,
 $.10 par value, 200,000 shares authorized,
 no shares issued                                     --                --
Common Stock, $.05 par value, 20,000,000
 shares authorized, 9,132,786 and 9,055,026
 shares issued                                        458               453
Paid-in capital                                    85,177            84,431
Retained earnings                                  44,284            37,385
---------------------------------------------------------------------------
 Total shareholders' equity                       129,919           122,269
---------------------------------------------------------------------------
Total liabilities and shareholders' equity      $ 194,990         $ 203,946
===========================================================================

The accompanying notes are an integral part of these financial statements.

VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended
                                              -------------------------------------
                                              October 31,  October 31,  October 31,
(in thousands, except per share data)                1997         1996         1995
-----------------------------------------------------------------------------------
Revenues
 Restaurant operations                         $  322,188   $  339,937   $  370,116
 Franchise operations (Note 1)                      3,339        3,343        3,722
-----------------------------------------------------------------------------------
                                                  325,527      343,280      373,838
-----------------------------------------------------------------------------------
Costs and expenses
 Restaurant operations
  Food                                            101,152      111,954      124,028
  Labor                                           104,371      108,929      124,792
  Other operating                                  83,378       90,841      104,863
 General and administrative                        23,897       25,129       26,261
 Asset disposal, impairment, restructuring
       and related costs (Note 8)                      --        5,800           --
-----------------------------------------------------------------------------------
Operating profit (loss)                            12,729          627       (6,106)

 Interest expense                                  (2,569)      (4,014)      (3,855)
 Other income, net (Note 2)                           619          804          897
-----------------------------------------------------------------------------------
Income (Loss) before income taxes                  10,779       (2,583)      (9,064)
Provision (benefit) for income taxes (Note 9)       3,880       (1,654)      (4,532)
-----------------------------------------------------------------------------------
Net income (loss)                               $   6,899    $    (929)   $  (4,532)
===================================================================================

Income (loss) per common and dilutive
 common equivalent share (Note 1)               $     .75    $    (.10)   $    (.49)
===================================================================================

The accompanying notes are an integral part of these financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended
                                               ------------------------------------------
                                               October 31,     October 31,     October 31,
(in thousands)                                        1997            1996           1995
-----------------------------------------------------------------------------------------
Operations
Net income (loss)                             $    6,899      $    (929)      $   (4,532)
Reconciliation to cash provided by operations
 Depreciation and amortization                    19,746         21,088           22,565
 Deferred income tax provision                     2,705         (1,950)          (4,825)
 Asset disposal, restructuring and related costs     490          6,173              436
 Other, net                                         (286)          (296)              10
                                               -----------------------------------------
                                                  29,554         24,086           13,654
 Change in assets and liabilities
  Trade receivables                                 (171)          (289)             250
  Inventories                                       (234)         2,080            1,962
  Accounts payable, trade                          2,952         (5,395)          (2,720)
  Other current assets and liabilities              (511)        (1,891)          (4,180)
  Non-current accrued insurance                   (3,022)          (744)          (1,657)
----------------------------------------------------------------------------------------
Cash provided by operations                       28,568         17,847            7,309
----------------------------------------------------------------------------------------
Investing activities
Purchase of property and equipment               (16,410)        (7,922)         (13,234)
Purchase of other assets                            (329)          (425)             (14)
Disposition of property                              881           (651)            (768)
Collection of non-trade receivables                  549            804            6,582
----------------------------------------------------------------------------------------
Cash used for investing activities               (15,309)        (8,194)          (7,434)
----------------------------------------------------------------------------------------
Financing activities
Proceeds from issuance of debt                     2,100         45,500           41,250
Payments of debt and capital lease obligations   (16,240)       (57,889)         (35,984)
Purchase of common stock                              --             --           (7,694)
Issuance of common stock                             439             85              366
Other, net                                           500             69               52
----------------------------------------------------------------------------------------
Cash used for financing activities               (13,201)       (12,235)          (2,010)
----------------------------------------------------------------------------------------
Increase (decrease) in cash                           58         (2,582)          (2,135)
Cash at beginning of year                          1,406          3,988            6,123
----------------------------------------------------------------------------------------
Cash at end of year (Note 1)                   $   1,464      $   1,406        $   3,988
========================================================================================

Supplemental information
Cash paid during the year for
 Interest (net of amount capitalized)          $   2,535      $   4,102        $   3,933
 Income taxes                                        369            313              968
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


VICORP Restaurants, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of significant accounting policies

Nature of operations
--------------------
VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At October 31, 1997, VICORP operated 247 restaurants in 13 states, of which, 150 were Bakers Squares, and 97 were Village Inns. On that date, there were also 108 franchised Village Inn restaurants in 21 states. The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

Basis of presentation
---------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of VICORP Restaurants, Inc. and the accounts of its wholly-owned subsidiary through March 1996, the date of the subsidiary's dissolution. Prior to its dissolution, VICORP's subsidiary transferred all of its assets and liabilities to the Company. All significant intercompany transactions and accounts have been eliminated.

Fiscal year
-----------
The Company's fiscal year ends on October 31.

Inventories
-----------
Inventories are valued at the lower of first-in, first-out cost or market value. Inventories consisted of the following (in thousands):

                                  October 31,       October 31,
                                         1997              1996
                                  -----------       -----------
Food at production facilities
 and third party storage facilities
  Raw materials                       $ 1,976           $ 2,171
  Finished goods                        2,511             2,067
                                      -------           -------
                                        4,487             4,238
Food at restaurants                     2,264             2,279
                                      -------           -------
                                      $ 6,751           $ 6,517
                                      =======           =======

Prepaid expenses
----------------
Prepaid expenses consist primarily of supplies, prepaid contract costs and restaurant preopening costs. Preopening costs are amortized over a one-year period following restaurant opening. At October 31, 1997 and 1996, no material amounts of preopening costs were reported as assets. The American Institute of Certified Public Accountants has released for comment a proposed statement of position that would prospectively require the costs of preopening activities to be expensed as incurred.

Depreciation and amortization
-----------------------------
Depreciation and amortization of property and equipment are provided using principally the straight-line method at rates based upon estimated useful lives of the assets, ranging from 20 to 40 years for buildings and 3 to 15 years for equipment and improvements. Amortization of leasehold rights and excess of cost over net assets acquired in purchase transactions is provided using the straight-line method, primarily over the remaining lives of location leases or assets acquired, generally 5 to 25 years. Deferred loan fees ($183,000 and $300,000, net of amortization at October 31, 1997, and 1996, respectively) are included in other assets and are amortized over the 3 year loan commitment period using the straight-line method (Note 5).

Franchise revenues
------------------
Initial franchise fees are deferred when received and recognized as income when the franchisee has commenced operations and the Company has performed all material services and conditions related to the sale of the franchise. Continuing service fees, which are a percentage of the gross sales of franchised operations, are accrued as income when earned except for situations in which collectibility is in doubt. In those situations, continuing service fees and rental income are recognized when received, and gains on property sales are recorded using the cost recovery method.

Net franchise revenues consisted of the following (in thousands):

                                         1997           1996           1995
                                         ----           ----           ----
Continuing service fees               $ 3,828        $ 4,216        $ 4,192
Initial and renewal fees                  111            169            167
Property rental income                    316            206            269
Interest income on franchisee notes       202            247            293
Equipment sales income                     14             42             50
Administrative expense                 (1,132)        (1,537)        (1,249)
                                      -------        -------        -------
Franchise revenues                    $ 3,339        $ 3,343        $ 3,722
                                      =======        =======        =======

Advertising costs
-----------------
The Company expenses the production costs of advertising the first time the
advertising takes place.   Costs of media advertising are expensed when
incurred, generally when airtime or print media is used. Direct response advertising is seldom used by the Company and is expensed when incurred.

Advertising expense for 1997, 1996 and 1995 was $ 5,788,000, $6,653,000 and
$11,106,000, respectively. At October 31, 1997 and 1996, no material amounts of advertising were reported as assets.

Fair value of financial instruments
-----------------------------------
The Company has notes receivable carried on its balance sheets at values approximating estimated fair market value. Because these instruments are not publicly traded, the Company estimates the value based on the respective facts and circumstances of each instrument. The fair value of the Company's long-term debt approximates carrying value because of its variable, market-based interest rate feature.

Income taxes
------------
Based on enacted tax laws, deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, based on the current circumstances, are not expected to be realized.

Earnings per common and common equivalent share
-----------------------------------------------
Earnings per common and common equivalent share is based upon earnings attributable to common shareholders and the weighted average number of common and dilutive common equivalent shares for stock options outstanding during the year. Common equivalent shares for fiscal years 1996 and 1995 were anti-dilutive due to the net losses recorded in those years. The weighted average number of common and common equivalent shares used for the 1997, 1996 and 1995 calculations were as follows:

                                                   1997              1996             1995
                                              ---------         ---------        ---------
Weighted average common shares outstanding    9,096,628         9,049,501        9,246,439
Common equivalent shares outstanding            139,886                --               --
                                              ---------         ---------        ---------
                                              9,236,514         9,049,501        9,246,439
                                              =========         =========        =========

Statements of cash flows
------------------------
The Company considers all highly liquid investments and debt instruments with original maturities of three months or less to be cash equivalents.

New Accounting Standards
------------------------
In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. The Company will adopt SFAS No. 128 in the first quarter of its fiscal year ending October 31, 1998. The
Company does not believe such adoption will have a material effect on either its previously reported or future earnings per share.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.


Note 2.  Receivables

Receivables consisted of the following:

                                     October 31,       October 31,
(in thousands)                              1997              1996
------------------------------------------------------------------
Trade receivables                        $ 3,253           $ 2,826
Notes receivable                           3,530             4,327
Discounts                                   (660)             (687)
Allowance for doubtful accounts             (676)             (704)
------------------------------------------------------------------
Receivables, net                           5,447             5,762
Current portion                            4,105             3,221
------------------------------------------------------------------
Long-term portion                        $ 1,342           $ 2,541
------------------------------------------------------------------

The Company's receivables arose primarily from contracts and property transactions with its franchisees and other sublessees. The ability of these parties to honor their obligations is largely dependent on cash flows generated from their restaurant operations. The trade receivables are generally unsecured but related contracts are cancelable if the debtor fails to perform. Under Company policy, the notes receivable are generally secured with security agreements on the property that gave rise to the transactions.

Note 3.  Property and equipment

Property and equipment consisted of the following:

                                                  October 31,      October 31,
(in thousands)                                           1997             1996
------------------------------------------------------------------------------
Property and equipment used in operations
 Land                                              $  20,121         $  20,801
 Buildings and improvements                          124,428           120,464
 Equipment                                           110,176           107,477
 Construction in progress                              1,455               740
Restaurant property leased to others                   7,169             4,505
Accumulated depreciation                            (141,576)         (128,608)
------------------------------------------------------------------------------
                                                     121,773           125,379
------------------------------------------------------------------------------
Capitalized lease buildings                            8,524             8,575
Accumulated amortization                              (4,507)           (4,017)
------------------------------------------------------------------------------
                                                       4,017             4,558
------------------------------------------------------------------------------
Properties held for disposal, net                      7,794            10,271
Allowance for loss on disposal                        (4,669)           (5,555)
------------------------------------------------------------------------------
Property and equipment, net                        $ 128,915         $ 134,653
==============================================================================

Depreciation and amortization expense charged to operations for property and equipment was $19,222,000 in 1997, $20,555,000 in 1996 and $22,018,000 in
1995.

At October 31, 1997, all of the Company's fee owned properties were free of mortgages, pledges or other liens.

Note 4.  Leases

The Company is the prime lessee under various land and building leases for restaurants operated by it and certain of its franchisees. Additionally, the Company leases certain bakery production facilities. The leases have initial terms generally ranging from 15 to 35 years and, in certain instances, provide for renewal options ranging from 5 to 20 years. Some of the leases contain purchase options at the end of the lease terms. Many of the leases contain escalation clauses, either predetermined or based upon inflation. Most of the leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of the agreements require payment of taxes, insurance and maintenance costs. The implicit interest rates range from 7.2% to 13.8% for capital leases.

The Company as prime lessee has entered into sublease agreements with franchisees and others on certain locations that are not operated by the Company. These leases generally have terms similar to the prime lease with the sublessee assuming the Company's obligations to pay taxes, insurance and maintenance costs.

Following is a summary as of October 31, 1997, of future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more:

                                                                  Lease and
                                          Capital     Operating    sublease
(in thousands)                             leases       leases      rentals
---------------------------------------------------------------------------
1998                                     $  2,489     $ 14,625     $ (2,781)
1999                                        2,336       14,075       (2,476)
2000                                        2,108       12,890       (2,296)
2001                                        1,917       12,091       (2,042)
2002                                        1,488        8,047       (1,521)
Later years                                 1,887       34,712       (3,977)
---------------------------------------------------------------------------
Total minimum lease payments               12,225     $ 96,440    $ (15,093)
                                                      =====================
Less amount representing interest           3,430
-------------------------------------------------
Present value of minimum lease payments     8,795
Current maturities of capitalized
 lease obligations                          1,502
-------------------------------------------------
Capitalized lease obligations            $  7,293
=================================================

Net rental expense consisted of the following:

(in thousands)                              1997          1996         1995
---------------------------------------------------------------------------
Restaurant land and buildings
 Minimum rentals                        $ 13,892      $ 14,239     $ 14,714
 Contingent rentals                        2,357         2,441        2,685
Equipment                                     66           742        1,346
---------------------------------------------------------------------------
Rental expense                            16,315        17,422       18,745
Less lease and sublease rental income      3,271         3,198        3,368
---------------------------------------------------------------------------
Net rental expense                      $ 13,044      $ 14,224     $ 15,377
===========================================================================

Note 5.  Debt

Long-term debt consisted of the following:

                                             October 31,    October 31,
(in thousands)                                      1997           1996
-----------------------------------------------------------------------
Advances under bank credit agreement            $ 12,100       $ 24,500
Other long-term debt                                 155            220
-----------------------------------------------------------------------
                                                  12,255         24,720
Current maturities                                    83             78
-----------------------------------------------------------------------
Long-term debt                                  $ 12,172       $ 24,642
=======================================================================

On October 31, 1996, the Company canceled its existing credit facility and entered into two new unsecured revolving credit agreements which together provided up to $40,000,000 for direct advances and letters of credit with a sublimit of $10,000,000 on letters of credit. The available commitments were reduced by $5,000,000 on October 30, 1997, $5,000,000 on November 1, 1997, and would have been reduced by $5,000,000 on November 1, 1998 and would have expired entirely on October 31, 1999 unless otherwise extended. On December 19, 1997, the Company accepted an amended and restated credit agreement which provides for both an increase in the available credit and an extension of the maturity of the existing agreement. The available credit limit has been restored to $40,000,000 in the aggregate while retaining the sublimit of $10,000,000 on letters of credit. The maturity date of the amended agreement is February 28, 2001. Initial fees on the 1996 agreements totaled approximately $300,000. An extension fee of $50,000 is payable in consideration for the extended maturity and increased availability under the amended and restated agreement. In addition, the Company is required to pay fees equal to 1/4 to 3/8 of 1% per annum on unused portions of the commitment, and 1% to 1 5/8% per annum on issued letters of credit.

Advances under the amended and restated agreement bear interest at the higher of the Federal Funds rate plus 1/2 of 1% or the lender's Prime Rate, or the Company may elect to borrow at the lender's Eurodollar rate plus 1% to 1 5/8 %.

The unused commitment and letter of credit fees and the margin on Eurodollar borrowings are adjusted based on the Company's debt-to-capitalization ratio and fixed charge coverage ratio. At the time of the closing of the amended and restated agreement, the Company qualified for minimum rates and fees provided in the agreement.

During 1997, the largest aggregate outstanding balance under the Company's bank facilities was $25,750,000. The average balance outstanding was $15,652,000 and the average interest rate was 6.98%. At October 31, 1997, the Company had placed letters of credit totaling $4,300,000 in connection with its insurance programs and the interest rate charged on its outstanding debt was 7.01%.

The agreements contain various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions and franchise guarantees.

Under the new agreement, principal amounts of long-term debt outstanding as of October 31, 1997 due during each of the five succeeding fiscal years were $83,000 in 1998, $72,000 in 1999, none in the year 2000, $12,100,000 in
2001, and none in the year 2002.

The Company incurred $2,573,000, $4,014,000 and $3,864,000 of interest charges in 1997, 1996 and 1995, respectively. Of these amounts, $4,000 was capitalized in 1997, none was capitalized in 1996, and $9,000 was capitalized in 1995.


Note 6.  Shareholders' equity

The Company's authorized preferred stock consists of 5,000,000 $.10 par value shares to be issued in series. The rights of each series are to be determined by the Company's Board of Directors.

At various times since August 1992, the Company's Board of Directors has authorized the purchase of shares of the Company's common stock. At October 31, 1997, authorization to purchase an additional 300,500 common shares was available.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $6,300,000 of consolidated retained earnings were unrestricted at October 31, 1997, as to the declaration of cash dividends and the acquisition of the Company's common stock.

The following table summarizes shareholders' equity activity:

                                         Common stock                                  Total
                                     ------------------     Paid-in       Retained     Shareholders'
(in thousands, except share data)     Shares     Amount     capital       earnings     equity
----------------------------------------------------------------------------------------------
Balances at October 30, 1994       9,509,426      476        91,544       42,846       134,866
Net loss                                  --       --            --       (4,532)       (4,532)
Common stock options exercised
 including income tax benefit        42,600         1           457           --           458
Purchase of common shares          (508,000)      (25)       (7,669)          --        (7,694)
----------------------------------------------------------------------------------------------
Balances at October 31, 1995      9,044,026       452        84,332       38,314       123,098
Net loss                                 --        --            --         (929)         (929)
Common stock options exercised
 including income tax benefit        11,000         1            99           --           100
----------------------------------------------------------------------------------------------
Balances at October 31, 1996      9,055,026       453        84,431       37,385       122,269
Net income                               --        --            --        6,899         6,899
Common stock options exercised       82,900         5           797           --           802
 including income tax benefit
Employee Stock Purchase Plan         14,860         1           168           --           169
Purchase of common shares           (20,000)       (1)         (219)          --          (220)
----------------------------------------------------------------------------------------------
Balances at October 31, 1997      9,132,786       458        85,177       44,284       129,919
==============================================================================================

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

In October 1996, the Company adopted an Employee Stock Purchase Plan under which any eligible employee who has completed 12 months of employment may contribute up to $25,000 of their annual earnings toward the quarterly purchase of the Company's common stock. The common stock will be purchased from the Company at 85% of the quarter-end market value. There are no charges or credits to income in connection with the plan. The Company has reserved 500,000 common shares for issuance under the plan which terminates on September 30, 2001. Under this plan, 14,860 shares were issued in fiscal 1997.

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

The Company has an employees' profit-sharing plan, established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company to be determined by the Board of Directors.
The Company's annual contribution, if the Company is profitable (as defined in the plan), must be equal to at least 2% and may not exceed 15% of the aggregate compensation of the participants while participating. Any full-time employee 21 years of age or older who has completed one year of service with the Company is eligible to participate. Assets of the profit-sharing plan can be invested in the Company's common stock or among several other alternatives. The Company's expenses related to contributions to the plan in 1997, 1996 and 1995 were $515,000, $473,000, and $455,000, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options and similar equity instruments. However, companies may choose to continue to account for stock options using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

The Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB No. 25. For pro forma disclosure purposes, the Company has computed the value of all options granted during 1996 and 1997, using the Black-Scholes option pricing model and the following assumptions:

Risk-free weighted average interest rate...........................6.7%
Expected dividend yield...........................................   0%
Expected weighted average lives..............................6.25 years
Expected volatility...............................................44.7%

The aggregate estimated fair value of stock options granted in 1997 and 1996 was $73,000 and $2.9 million, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. If the Company had accounted for its employee stock compensation plans in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                                                     Years Ended October 31,
                                                      1997             1996
                                                      ----             ----
Net Income (Loss)
As Reported                                          $ 6,899           $  (929)
Pro Forma                                            $ 6,472           $(1,402)


Net Income (Loss) per Common and Common Equivalent Share
As Reported                                         $   0.75           $  (.10)
Pro Forma                                           $   0.70           $  (.15)

A summary of the status of the Company's stock option plans at October 31, 1997 and 1996 together with changes during the periods then ended are presented in the following table:

                                                                Years Ended October 31,
                                                             1997                      1996
                                                             ----                      ----
                                                          Weighted                Weighted
                                                            Average                 Average
                                                           Exercise                Exercise
                                              Options         Price       Options     Price
                                             ----------------------------------------------
Outstanding at beginning of year              868,300        $12.72       677,898    $16.88
Grants                                         14,000        $12.25       534,000    $11.70
Exercised                                    (122,900)*      $ 5.82       (11,000)   $ 7.69
Canceled                                     (117,882)       $13.08      (332,598)   $21.09
                                             ---------                   ---------
Outstanding at end of year                    641,518        $13.96       868,300    $12.20
                                             =========                   =========

* Includes 40,000 shares exercised by presenting 14,285 previously owned shares. The issuance of 25,715 net shares to the employee has been deferred.

The following table summarizes information about the stock options outstanding and exercisable as of October 31, 1997:

                                        Options Outstanding       Options Exercisable
                                        -------------------       -------------------

                                       Weighted                     Number
                                        Average    Weighted    Exercisable   Weighted
                                      Remaining     Average             At    Average
Range of               Options      Contractual    Exercise    October 31,   Exercise
Exercise Prices        Outstanding         Life       Price           1997      Price
---------------        -----------         ----       -----           ----      -----
$ 8.50-$11.50          144,001      6.32 years     $11.08       69,001       $10.61
$12.25-$12.75           24,000      5.91 years     $12.46       24,000       $12.46
$13.00                 300,000      8.80 years     $13.00      100,000       $13.00
$13.25-$17.00          131,017      4.39 years     $15.98      125,017       $16.05
$20.00-$26.00           42,500      4.14 years     $25.12       42,500       $25.12
                       -------                                 -------

$ 8.50-$26.00          641,518      6.93 years     $13.96      360,518       $14.99
                       =======                                 =======

Note 8. Asset disposal, impairment, restructuring and related costs

In 1996, the Company recorded a $5,800,000 asset disposal charge related to a decision to close and dispose of most of its Angel's Diner restaurants. The Company had previously converted seven of its existing restaurants to the Angel's Diner format with the intent of utilizing that concept to invigorate underperforming locations. Based on the results of the test restaurants, the Company determined that this strategy did not have merit. The Angel's restaurant continuing in operation at the end of fiscal 1996 was subleased during 1997. The disposal charge consisted of estimates to reduce the carrying amounts of assets to net realizable value, accruals for closure and carrying costs, and losses on sublease dispositions where it was expected that sublease rentals would be lower than the Company's obligations under the prime lease.

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

As of the end of fiscal 1996, the Company had closed all the restaurants related to the above mentioned disposal plans. Additionally, in 1996 the Company closed two restaurants which were not included in the disposal plans. Both properties are owned in fee and neither property is expected to incur material disposition costs or losses. In 1995 the Company discontinued the internal distribution and warehousing of grocery products for its restaurants and closed its bakery facility in Phoenix, Arizona. In 1996, the Company closed its bakery facilities in Denver, Colorado and Orlando, Florida. In 1997, the Company closed six restaurants which were not included in the disposal plans.

Operating results for the closed restaurants for the past three fiscal years were as follows (in thousands):

                                           1997         1996        1995
                                           ----         ----        ----
Sales                                  $  3,149     $ 13,405     $ 39,905
Restaurant operating profit (loss)         (189)        (940)      (3,631)

As of October 31, 1997, the Company had $6,514,000 of reserves remaining to provide for the disposal of 18 properties, including three closed prior to 1994. The reserves consisted of $4,800,000 to reduce the disposal property to net realizable value and $1,714,000 to provide for carrying costs and sublease losses. The Company believes that these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties. During 1997, $1,512,000 of closure and carrying costs were charged against the established liability.


Note 9.  Income taxes

The total provisions for income taxes consisted of the following:

(in thousands)                            1997          1996         1995
-------------------------------------------------------------------------
Current
 Federal                               $   200      $     75     $     --
 States                                    642           205          200
-------------------------------------------------------------------------
                                           842           280          200
-------------------------------------------------------------------------
Deferred
 Federal                                 2,084        (2,063)      (4,316)
 States                                    623           113         (509)
-------------------------------------------------------------------------
                                         2,707        (1,950)      (4,825)
-------------------------------------------------------------------------
Total provision for income taxes       $ 3,549       $(1,670)     $(4,625)
=========================================================================

The components of the provision for income taxes included in the Company's statements of operations were as follows:

(in thousands)                                        1997           1996         1995
--------------------------------------------------------------------------------------
Current
 Taxes on income before carryforwards              $ 3,876        $   280     $    200
 Less benefit of loss carryforwards utilized        (3,034)            --           --
--------------------------------------------------------------------------------------
                                                   $   842        $   280     $    200
--------------------------------------------------------------------------------------
Deferred
 Tax effect of net change in temporary differences     234            858        3,866
 Utilization of (addition to) tax net operating
  loss carryforward                                  3,034         (1,734)      (7,609)
 FICA tax credit                                      (815)          (999)        (780)
 AMT credit                                           (109)           (75)        (302)
 Expiration of tax credit carryforwards                363             --           --
 Change in valuation allowance                          --             --           --
--------------------------------------------------------------------------------------
                                                     2,707         (1,950)      (4,825)
--------------------------------------------------------------------------------------
Tax effect of deduction for exercised stock
 options credited to paid-in capital                   331             16           93
--------------------------------------------------------------------------------------
Income tax expense (benefit)                       $ 3,880        $(1,654)     $(4,532)
======================================================================================

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate to income before income taxes as follows:

(in thousands)                             1997     %         1996    %            1995     %
------------------------------------------------------------------------------------------------
Computed federal income taxes using
 statutory rate                         $ 3,773    35.0%   $  (904)   (35.0%)   $(3,172)   (35.0%)
FICA tax credit                            (815)   (7.5)      (999)   (38.7)       (780)    (8.6)
AMT credit                                 (109)   (1.0)       (75)    (2.9)       (302)    (3.3)
State income taxes net of federal
 income tax effect                          822     7.6        207      8.0        (201)    (2.2)
Expiration of tax credit carryforwards      363     3.4         --       --          --       --
Other                                      (154)   (1.5)       117      4.6         (77)     (.9)
-------------------------------------------------------------------------------------------------
                                        $ 3,880    36.0%   $(1,654)   (64.0%)   $(4,532)   (50.0%)
=================================================================================================


The Company had federal taxable income (loss) for tax purposes and book income (loss) before income taxes as follows:

(in thousands)                                 1997           1996           1995
---------------------------------------------------------------------------------
Federal taxable income (loss)              $  6,864       $ (4,033)      $(17,588)
Book income (loss) before income taxes       10,779         (2,583)        (9,064)

Federal taxable income is generally less than book income before income taxes due to state income taxes and FICA tax credit.

The components of the net deferred tax assets were as follows:

(in thousands)                                         1997               1996
------------------------------------------------------------------------------
Deferred tax assets
 Tax effect of net operating loss carryforwards    $ 77,968          $  81,002
 Tax credit carryforwards                             3,844              4,206
 FICA tax credit                                      3,343              2,528
 Alternative minimum tax credits                      2,349              2,240
 Accrued insurance claims not yet deductible          2,548              3,789
 Leasing transactions                                 3,169              3,614
 Property and equipment                                 386                356
 Other                                                4,401              4,289
------------------------------------------------------------------------------
                                                     98,008            102,024
 Valuation allowance                                (53,000)           (53,000)
------------------------------------------------------------------------------
Deferred tax assets, net of allowance                45,008             49,024
------------------------------------------------------------------------------
Deferred tax liabilities                             (1,389)            (2,700)
------------------------------------------------------------------------------
Net deferred tax assets                              43,619             46,324
Current portion                                       5,000              5,000
------------------------------------------------------------------------------
Long-term portion                                  $ 38,619          $  41,324
==============================================================================

As of October 31, 1997, the Company had federal net operating loss carryforwards totaling $204,797,000 which expire $64,426,000 in 1998, $112,880,000 in 1999, $6,146,000 in 2001, $17,588,000 in 2010 and
$3,757,000 in 2011. The Company also has investment tax credit carryforwards of $3,151,000 expiring from 1998 through 2000. The Company has established a valuation allowance due to the uncertainty that the full amount of those credits and operating loss carryforwards will be applied against future taxable income. While a continuation of the Company's 1997 taxable income level is not sufficient to realize the portion of the net deferred tax assets related to the operating loss carryforwards before the expiration periods, the Company feels that its 1997 operating results are not indicative of future performance. Historically, the Company had taxable income in excess of the amount necessary for realization and believes it will do so again in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Cumulative taxable income of approximately $46,000,000 for fiscal years 1998 through 1999 will be necessary to realize net deferred tax assets of approximately $17,000,000 for a majority of the net operating loss carryforwards before they expire. Future adjustments to the valuation allowance deemed appropriate due to changed circumstances will be recognized as a separate component of the provision for income taxes. The Company also believes certain tax planning strategies may be employed to increase taxable income at least sufficient to realize remaining net deferred tax assets.

Note 10.  Commitments and contingencies

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. The Company has provided letters of credit totaling $4,300,000 in connection with certain of these insurance programs.

The Company is involved in various lawsuits and claims arising from the conduct of its business and has guaranteed certain indebtedness and leases of its franchisees and others. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

VICORP has guaranteed certain leases for 25 restaurant properties sold to others in 1986 and 20 restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $9.5 million and $11.5 million as of October 31, 1997 and 1996, respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.

Over the next two years, the Company anticipates replacing its existing systems at a cost of $10.5 million to $12.5 million. The new systems will be Year 2000 compliant.

At October 31, 1997, the Company had contractual commitments for restaurant construction of approximately $1,975,000.

Note 11.  Quarterly financial data (unaudited)

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                                  Quarter ended (a)
                                 ---------------------------------------------------------
                                 January 31,      April 30,        July 31,    October 31,
                                        1997           1997            1997           1997
                                   (92 days)      (89 days)       (92 days)      (92 days)
------------------------------------------------------------------------------------------
Revenues                            $ 83,930       $ 79,316        $ 81,575       $ 80,706
Restaurant operating income (loss)     8,678          8,237           8,398          7,974
Net income (loss)                      1,826          1,733           1,902          1,438
Net income (loss) per common and
 dilutive common equivalent share        .20            .19             .21            .16
==========================================================================================

                                                   Quarter ended (a)
                                  ---------------------------------------------------------
                                  January 31,      April 30,       July 31,     October 31,
                                         1996           1996           1996            1996
                                    (92 days)      (90 days)      (92 days)       (92 days)
------------------------------------------------------------------------------------------
Revenue                              $ 89,281       $ 86,153       $ 86,445       $ 81,401
Restaurant operating income             4,156          6,440          8,400          9,217
Net income (loss)                        (916)            45         (1,532)(a)      1,474
Net income (loss) per common and
 dilutive common equivalent share        (.10)           .00           (.17)           .16
==========================================================================================

(a)  Includes pre-tax asset disposal charge of $5,800,000.
Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 1998 Annual Meeting of Shareholders. Such statement will be filed no later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The following Consolidated Financial Statements of VICORP
        Restaurants, Inc. are filed as part of this report:

        Management's Report on Financial Statements.

        Report of Independent Public Accountants.

        Consolidated Balance Sheets - October 31, 1997 and October 31, 1996.

        Consolidated Statements of Operations - Years ended October 31, 1997, October 31, 1996 and October 31, 1995.

        Consolidated Statements of Cash Flows - Years ended October 31, 1997, October 31, 1996 and October 31, 1995.

        Consolidated Statements of Shareholders' Equity - Years ended October 31, 1997, October 31, 1996 and October 31, 1995 as presented in Note 6 of Notes to Consolidated Financial Statements.

(a) (2) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein beginning on page 33.

        Report of Independent Public Accountants on Financial Statement
        Schedule.

        Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 1997, October 31, 1996 and October 31, 1995.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 34.

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

(b)  Reports on Form 8-K filed in fourth quarter of 1997:

     None.

(c)  Exhibits filed with this report are attached hereto.

(d)  Financial statement schedules filed with this report follow:

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of VICORP Restaurants, Inc. and subsidiary included in this form 10-K and have issued our report thereon dated December 19, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Denver, Colorado,
December 19, 1997.



                          VICORP Restaurants, Inc.
               Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                 For the Three Years Ended October 31, 1997
                               (in thousands)

Column A                            Column B             Column C                Column D      Column E
--------                            --------             --------                --------      --------
                                                         Additions
                                                         ---------
                                    Balance at      Charged        Charged                          Balance
                                    beginning       to costs       to other                          at end
Description                         of period     and expenses     accounts          Deductions    of period
-----------                         ---------     ------------     --------          ----------   ----------
Year ended October 31, 1997:
   Allowance for doubtful accounts    $    704     $     42         $   175 (3)    $   245 (1)   $    676
   Discounts                               687          (39)             12 (3)         --            660
   Allowance for loss on disposal        5,806           --              --          1,006 (1)      4,800
   Accumulated amortization              6,038          697              --             30 (3)      6,705
                                      --------     --------         -------        -------       --------
                                      $ 13,235     $    700         $   187        $ 1,281       $ 12,841
                                      ========     ========         =======        =======       ========

Year ended October 31, 1996:
   Allowance for doubtful accounts    $  2,268     $     32         $   189 (3)    $ 1,785 (1)   $    704
   Discounts                               750          (63)             --             --            687
   Allowance for loss on disposal        6,852        2,915              --          3,961 (1)      5,806
   Accumulated amortization              5,674          642              --            278 (2)      6,038
                                      --------     --------         -------        -------       --------
                                      $ 15,544     $  3,526         $   189        $ 6,024       $ 13,235
                                      ========     ========         =======        =======       ========

Year ended October 31, 1995:
   Allowance for doubtful accounts    $  3,037     $     25         $   234 (3)    $ 1,028 (1)   $  2,268
   Discounts                             1,170          (63)             --            357 (4)        750
   Allowance for loss on disposal       12,427           --              --          5,575 (1)      6,852
   Accumulated amortization              6,215          689              --          1,230 (2)      5,674
                                      --------     --------         -------        -------       --------
                                      $ 22,849     $    651         $   234        $ 8,190       $ 15,544
                                      ========     ========         =======        =======       ========

(1) Charges to the accounts for purposes for which the reserves were created.
(2) Asset dispositions and write-offs of fully amortized assets.
(3) Establishment of reserves by charges directly to income.
(4) Recognition of deferred gains.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                          October 31,      October 31,
                                              1997             1996
                                          -----------      -----------
Deducted from current receivables         $    567        $     330
Deducted from property and equipment         4,669            5,555
Deducted from long-term receivables            769            1,061
Deducted from other assets                   6,836            6,289
                                          --------        ---------
                                          $ 12,841         $ 13,235
                                          ========         ========

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

Exhibit             Description of Document
-------             -----------------------
3           - * (i) Articles of Incorporation, as Amended - Form 10-K for
                    the year ended October 29, 1989.
            - *(ii) Bylaws - Form 10-K for the year ended October 29, 1989.
4           - * (i) Specimen Stock Certificate - Form 10-K for the year ended October 30, 1988.
                              .
10          - Material Contracts
              *(i) Franchise Operating Agreement - Registration Statement 2-
                   83326, Exhibit 10(b).
               (ii) U. S. $40,000,000 Amended and Restated Credit Agreement
                    dated December 19, 1997 between Vicorp Restaurants, Inc. and
                    NationsBank of Texas, N.A. and U. S. Bank National
                    Association.
               (iii) Executive Compensation Plans and Arrangements
                     *(a) VICORP Restaurants, Inc. Outstanding Stock Purchase
                          Plan (1989)
                          - Registration Statement 33-32608, Exhibit 4(h).
                     *(b) VICORP Restaurants, Inc. Stock Purchase Plan
                          - Registration Statement 333-11003, Form S-8 dated
                            August 28, 1996.
                     *(c) Deferred Compensation Plan of VICORP Restaurants,
                          Inc. dated May 1, 1996 - Form 10-Q/A for the quarter ended July 31, 1996, Exhibit 10(iii).
                     *(d) Form Severance Agreement (Executive Officers excluding
                          Frederickson and Jenkins) - Form 10-K for the year ended October 31, 1993, Exhibit 10(vi).
                     *(e) Severance Agreement Charles R. Frederickson -
                          Form 10-K for the year ended October 31, 1993,
                          Exhibit 10(vi).
                     *(f) Employment Agreement of J. Michael Jenkins dated
                          August 26, 1994 - Form 10-K for year ended October 30, 1994, Exhibit 10 (vi)(n).
                     *(g) Employment Agreement for Richard E. Sabourin dated
                          July 25, 1996 - Form 10-Q for the quarter ended
                          July 31, 1996, Exhibit 10(ii)(b).
                     *(h) Stock Option Agreement of Richard E. Sabourin dated
                          August 19, 1996 - Form 10-Q for the quarter ended
                          July 31, 1996, Exhibit 10(ii)(d).
                     *(i) Stock Option Agreement of J. Michael Jenkins dated
                          August 19, 1996 - Form 10-K for the year ended October 31, 1996, Exhibit 10 (t).
                      (j) Amended and Restated 1982 Stock Option Plan.
                      (k) Amended and Restated 1983 Stock Option Plan.

23        - Consents of Accountants
24        - Power of Attorney
27        - Financial Data Schedule


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of January, 1998.

                             VICORP Restaurants, Inc. (Registrant)


                             By /s/ Charles R. Frederickson
                                ---------------------------
                                 Charles R. Frederickson,
                                 Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 22, 1998 on behalf of the registrant and in the capacities indicated.

     Signature                                         Title

/s/ Charles R. Frederickson                      Chairman of the Board
---------------------------
(Charles R. Frederickson)

/s/ J. Michael Jenkins                           Director, President
----------------------                           and Chief Executive Officer
(J. Michael Jenkins)

/s/ Richard E. Sabourin                          Executive Vice President/Chief
-----------------------                          Financial Officer
(Richard E. Sabourin)                            (Principal Financial and
                                                 Accounting Officer)



/s/ Charles R. Frederickson
---------------------------
(Charles R. Frederickson)*


* Charles R. Frederickson, as attorney-in-fact for Carole Lewis Anderson, Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.