Form 10-Q
period 1998-01-31
VICORP RESTAURANTS INC
filed 1998-03-12
CIK 703799

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                               ----------------

                                OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------

                  Commission file number 0-12343

                       VICORP Restaurants, Inc.
                       ________________________
         (Exact name of registrant as specified in its charter)

                     Colorado                            84-0511072
                     ________                            __________
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

                400 West 48th Avenue, Denver, Colorado 80216
                ______________________________________________
                  (Address of principal executive offices)
                                (Zip Code)

                              (303) 296-2121
                              ______________
              (Registrant's telephone number, including area code)

                              Not Applicable
                              ______________
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
     _           _
The registrant had 9,138,304 shares of its $.05 par value Common
Stock outstanding as of March 10, 1998.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                      January 31,        October 31,
                                         1998               1997
                                      ___________        ___________
                                      (unaudited)
ASSETS

Current assets
 Cash                                   $   3,827          $   1,464
 Receivables                                2,668              4,105
 Inventories                                5,133              6,751
 Deferred income taxes                      5,000              5,000
 Prepaid expenses and other                 1,363              1,190
                                         --------            -------
   Total current assets                    17,991             18,510
                                         --------            -------
Property and equipment, net               125,746            128,915
Deferred income taxes                      37,553             38,619
Long-term receivables                       1,310              1,342
Other assets                                7,487              7,604
                                         ________           ________
Total assets                             $190,087           $194,990
                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations     $  1,584           $  1,585
 Accounts payable, trade                   12,289             14,083
 Accrued compensation                       4,377              4,119
 Accrued taxes                              8,763              8,276
 Accrued insurance                          4,220              4,429
 Other accrued expenses                     4,197              4,580
                                           ______             ______
       Total current liabilities           35,430             37,072
                                           ______             ______
Long-term debt (Note 2)                     7,577             12,172
Capitalized lease obligations               6,865              7,293
Non-current accrued insurance               2,093              2,327
Other non-current liabilities and
  credits                                   5,839              6,207

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating
    Preferred Stock, $.10 par value,
    200,000 shares authorized, no
    shares issued
 Common stock, $.05 par value,
    20,000,000 shares authorized,
    9,138,304 and 9,132,786, shares
    issued and outstanding                    458                458
 Paid-in capital                           85,250             85,177
 Retained earnings                         46,575             44,284
                                          _______            _______
  Total shareholders' equity              132,283            129,919
                                          _______            _______
Total liabilities and shareholders'
  equity                                 $190,087           $194,990
                                          =======            =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                          Three              Three
                                          Months             Months
                                          Ended              Ended
                                        ___________        ___________
                                        January 31,        January 31,
                                           1998               1997
                                        ___________        ___________
                                                 (unaudited)
Revenues
   Restaurant operations                $  86,527          $  83,102
   Franchise operations                       850                828
                                          _______            _______
        Total revenues                     87,377             83,930
                                          -------            -------
Costs and expenses
  Restaurant operations
      Food                                 27,813             27,287
      Labor                                27,862             25,829
     Other operating                       21,536             21,308
  General and administrative                6,144              6,047
                                         ________            _______
Operating profit                            4,022              3,459

  Interest expense                            489                757
  Other (income) expense, net                 (46)              (151)
                                         ________            _______
Income before income tax expense            3,579              2,853
Income tax expense                          1,288              1,027
                                         ________            _______
Net income                              $   2,291           $  1,826
                                         ========            =======
Basic and Diluted earnings per share    $     .25           $    .20
                                         ========            =======
Weighted average common shares and
    dilutive common share equivalents       9,236              9,159
                                         ========            =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                           Three           Three
                                           Months          Months
                                           Ended           Ended
                                        -----------     -----------
                                        January 31,     January 31,
                                           1998            1997
                                        -----------     -----------
                                                (unaudited)
Operations
Net income                               $  2,291       $  1,826
Reconciliation to cash from operations
 Depreciation and amortization              4,972          4,989
 Deferred income tax provision              1,066            757
 Loss on disposition of assets                 76             32
 Other, net                                  (161)          (120)
                                          -------        -------
                                            8,244          7,484
 Change in assets and liabilities
  Trade receivables                         1,362          1,464
  Inventories                               1,618          1,279
  Accounts payable, trade                  (1,794)        (2,144)
  Other current assets and liabilities        (20)        (1,087)
  Non-current accrued insurance              (234)          (478)
                                          -------        -------
 Cash from operations                       9,176          6,518
                                          -------        -------

Investing activities
Purchase of property and equipment         (2,172)        (1,370)
Purchase of other assets                     (101)           (37)
Disposition of property                       258            954
Collection of non-trade receivables           120            175
                                          -------        -------
 Cash from investing activities            (1,895)          (278)
                                          -------        -------

Financing activities
Issuance of debt                                0              0
Payment of debt and
  capitalized lease obligations            (5,069)        (5,969)
Other, net                                    151            164
                                          -------        -------
 Cash from financing activities            (4,918)        (5,805)
                                          -------        -------

Change in cash                              2,363            435
Cash at beginning of period                 1,464          1,406
                                          -------        -------

Cash at end of period                    $  3,827       $  1,841
                                          =======        =======

Supplemental information
 Cash paid during the period for
  Interest (net of amount capitalized)   $    532       $    451
  Income taxes                                 23             35

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1997. The unaudited financial statements for the three months ended January 31, 1998 and 1997 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. As of January 31, 1998, the Company had $7,500,000 of borrowings outstanding and $4,300,000 of letters of credit placed under its bank credit facility. On December 19, 1997, the Company accepted an amended and restated credit agreement which provides for both an increase in the available credit and an extension of the maturity of the existing agreement. The available credit limit has been restored to $40,000,000 in the aggregate while retaining the sublimit of $10,000,000 on letters of credit. The maturity date of the amended agreement is February 28, 2001.

3. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                           Three          Three
                                                           Months         Months
                                                           Ended          Ended
                                                         -----------     -----------
                                                         January 31,     January 31,
                                                            1998            1997
                                                         -----------     -----------

    (in thousands, except per share data)
    Net income available to common shareholders(A)         $  2,291         $  1,826
                                                           ========         ========

    Average outstanding:

      Common Stock (B)                                        9,161            9,064
      Stock options                                              75               95
                                                           --------         --------

   Common stock and common stock equivalents (C)              9,236            9,159
                                                           ========         ========

   Earnings per share:

      Basic (A/B)                                          $   0.25         $   0.20
                                                           ========         ========

      Diluted (A/C)                                        $   0.25         $   0.20
                                                           ========         ========


4. The Company has stock option plans which generally provide for the granting of options to all employees and non-employee directors of the Company at exercise prices not less than the market value of the common stock on the date of the grant. The options generally vest over three years and expire ten years after the date of grant or three months after employment termination, whichever occurs first.


     The following table summarizes information about the stock options outstanding and exercisable as of January 31, 1998:

                                        Options Outstanding           Options Exercisable
                                        -------------------           -------------------

                                      Weighted                         Number
                                       Average      Weighted      Exercisable      Weighted
                                     Remaining       Average               At       Average
 Range of            Options       Contractual      Exercise      January 31,      Exercise
 Exercise Prices     Outstanding          Life         Price             1998         Price
----------------     -----------          ----         -----             ----         -----
 $ 8.50-$11.50         140,000      6.23 years        $11.12           65,000        $10.68
 $12.25-$12.75          24,000      5.66 years        $12.46           24,000        $12.46
 $13.00                300,000      8.55 years        $13.00          100,000        $13.00
 $13.25-$17.00         131,017      4.14 years        $15.98          125,017        $16.05
 $20.00-$26.00          42,000      3.93 years        $25.14           42,000        $25.14
                        ------                                         ------

 $ 8.50-$26.00         637,017      6.72 years        $13.98          356,017        $15.04
                       =======                                        =======

5. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the first quarter of fiscal 1997 and 1998 did not include any amounts for these units. Forty-eight stores have been disposed through sublease, assignment, lease termination or sale.

   During the first quarter of 1998, $230,000 of closure and carrying related costs were charged against the liability established for such costs. As of January 31, 1998, the Company had $4,794,000 of reserves remaining to provide for the disposal of 14 closed properties and 14 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $3,311,000 to reduce the disposal property to net realizable value and $1,483,000 to provide for expected carrying costs and sublease losses.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of operations
_____________________

The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                           Three months          Three months
                                              ended                 ended
                                         January 31, 1998      January 31, 1997
                                         ----------------      ----------------
Bakers Square
 Restaurant sales                         $  52,920,000         $  50,435,000
 Restaurant operating profit                  3,600,000             3,354,000
 Restaurant operating profit %                      6.8%                  6.7%
 Divisional administrative costs              1,159,000             1,131,000
 Divisional operating profit (loss)           2,441,000             2,223,000
 Restaurants at quarter-end                         150                   152

Village Inn
 Restaurant sales                         $  33,607,000         $  32,285,000
 Restaurant operating profit                  5,716,000             5,350,000
 Restaurant operating profit %                     17.0%                 16.6%
 Franchise income                               850,000               828,000
 Divisional administrative costs              1,108,000               776,000
 Divisional operating profit                  5,458,000             5,402,000
 Restaurants at quarter-end                          97                    98

Angel's
 Restaurant sales                        $           --         $     382,000
 Restaurant operating profit (loss)                  --               (26,000)
 Restaurant operating profit %                       --                  (6.8%)
 Divisional administrative costs                     --                 7,000
 Divisional operating profit (loss)                  --               (33,000)
 Restaurants at quarter-end                          --                     1

Consolidated
 Restaurant sales                         $  86,527,000         $  83,102,000
 Food cost %                                       32.1%                 32.8%
 Labor cost %                                      32.2%                 31.1%
 Other operating cost %                            24.9%                 25.6%
 Restaurant operating profit %                     10.8%                 10.4%
 Restaurant operating profit                  9,316,000             8,678,000
 Franchise income                               850,000               828,000
 Divisional general and
   administrative costs                       2,267,000             1,914,000
                                           ------------          ------------
 Divisional operating profit                  7,899,000             7,592,000
                                           ------------          ------------
 Unallocated general and
   administrative costs                       3,877,000             4,133,000
                                           ------------          ------------
 Operating profit (loss)                  $   4,022,000         $   3,459,000
                                           ============          ============


Consolidated restaurant sales increased $3.4 million, or 4.1%, in the first quarter of fiscal 1998 compared to the first quarter of 1997. The sales increase resulted from strong year-to-year comparable store sales and guest count comparisons.

During the first quarter of fiscal 1998, sales increased 6.0% and guest counts increased 4.4% on a comparable same store basis.
Same store sales for Village Inn increased 5.1% and Bakers Square's same store sales increased by 6.5%. Comparable guest counts for Village Inn improved 4.9% and Bakers Square improved 4.0%. Restaurant remodel programs, advertising in key markets and mild winter weather contributed to the growth.

Consolidated restaurant operating profit increased $.7 million, or 7.4%, and increased as a percentage of restaurant sales from 10.4% to 10.8% in the first quarter of 1998 versus the first quarter of 1997. Both Village Inn and Bakers Square contributed to the improvement, with Bakers Square's percentage improving from 6.7% to 6.8% and Village Inn's from 16.6% to 17.0%. The improved operating profit was due to increased sales and operating efficiencies.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                        Bakers Square                    Village Inn
                        -------------                    -----------

                         Comparable                          Comparable
           Comparable       Store       Store     Comparable    Store     Store
              Store         Guest     Operating     Store       Guest    Operating
              Sales         Counts     Margin       Sales       Counts    Margin
           -----------------------------------    --------------------------------
1997:
1st Qtr      (4.6%)        (2.4%)       6.7%       (0.2%)       (0.2%)      16.6%
2nd Qtr      (5.6%)        (3.3%)       6.1%       (1.5%)       (1.0%)      16.8%
3rd Qtr      (3.7%)        (0.9%)       6.4%       (0.1%)        1.5%       16.7%
4th Qtr       0.5%          0.9%        5.2%        3.1%         3.1%       17.0%

1998:
1st Qtr       6.5%          4.0%        6.8%        5.1%         4.9%       17.0%

Other revenues and expense
__________________________

Franchise revenue increased in 1998's first quarter by $22,000.
The increase was largely the result of an expansion in the number of operating stores plus a growth in royalties as a result of higher franchise sales income.

General and administration expense decreased to 7.1% of revenues in the first quarter of 1998 from 7.2% last year. The percentage decrease results from increased revenues and implementing cost containment measures.

Interest expense declined 35% or $268,000 for the first quarter of 1998 due to reduced credit line borrowings.

The Company's effective tax rate for the first quarter of 1998 was 36% representing statutory tax rates offset somewhat by the effect of FICA tax credits.


Liquidity and capital resources
_______________________________

Operating cash flows increased $2.7 million in the first quarter of 1998 versus 1997 first quarter. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of January 31, 1998, $7,500,000 of advances were outstanding under the Company's bank credit facility and approximately $28,000,000 was available for additional direct advances, subject to limitations on combined direct advances and letters of credit. In the first quarter of 1998, the Company reduced its outstanding borrowings by $4.6 million. On December 19, 1997, the Company accepted an amended and restated credit agreement which provided an available credit limit of $40,000,000. The agreement expires on February 28, 2001.

During the first quarter of 1998, the Company disposed of two properties, one through lease termination and one through sublease. Also in that quarter, closure and carrying costs of $230,000 were charged against the liability established for such, and cash proceeds of $488,000 were realized from the disposition of properties.

At January 31, 1998, the Company had 16 closed properties which it was trying to sell or sublease. Four of those properties were owned in fee and the rest were leased. The Company also had 15 subleased properties. The Company hopes to sell the fee properties over the next year and $2.9 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the remaining leased properties will be subleased over the next four to eighteen months. Cash carrying costs of approximately $1,483,000 are expected to be incurred through final disposition of those units. The Company expects to sublease seven of the properties at rentals lower than the Company's obligations under the prime leases.
Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of January 31, 1998, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first quarter of 1998. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $16.1 million are expected during the remainder of the fiscal year. The level of planned expenditures may be adjusted as circumstances indicate. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

VICORP has guaranteed certain leases for approximately twenty-five restaurant properties sold to others in 1986 and approximately twenty restaurant leases of certain franchisees and others. Minimum future rental payments remaining under these leases were approximately $9.5 million as of October 31, 1997. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make any payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.


Outlook
_______

The minimum wage in California is scheduled to increase to $5.75 per hour in March 1998, and a number of other states have indicated that they are considering raising their minimum wage rate above the federal level. In addition, Congress is considering raising the federal minimum wage over the next two years. In order to partially offset this labor cost inflation, some menu price increases are contemplated at this time.

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, paydown of credit facility debt, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risk and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



                       PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

          (10)Material Contracts.


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




                              VICORP Restaurants, Inc.
                              ________________________
                              (Registrant)





March 12, 1998                   By:  /s/ J. Michael Jenkins
                                      _________________________________
                                      J. Michael Jenkins, President and
                                      Chief Executive Officer



March 12, 1998                   By: /s/ Richard E. Sabourin
                                     ______________________________
                                     Richard E. Sabourin, Executive
                                     Vice Preisdent/CFO