Form 10-K/A
period 1997-10-31
VICORP RESTAURANTS INC
filed 1998-04-30
CIK 703799

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

                       AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1997 on Form 10-K as set forth in the pages attached hereto:

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

                         VICORP Restaurants, Inc.
                              (Registrant)

                         By:/s/ Richard E. Sabourin
                            -----------------------
                                Richard E. Sabourin
                                Executive Vice President/
                                  Chief Financial Officer

Date: April 30, 1998
Commission File Number 0-12343