Form 10-Q
period 1998-04-30
VICORP RESTAURANTS INC
filed 1998-06-11
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998
                               --------------

                               OR

 [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________

                    Commission file number 0-12343
                                           -------

                        VICORP Restaurants, Inc.
                        ------------------------
        (Exact name of registrant as specified in its charter)

               COLORADO                                  84-0511072
               --------                                  ----------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                400 West 48th Avenue, Denver, Colorado 80216
                --------------------------------------------
                  (Address of principal executive offices)
                              (Zip Code)

                            (303) 296-2121
                            --------------
         (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

The registrant had 9,156,499 shares of its $.05 par value Common Stock outstanding as of June 9, 1998.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                          April 30,        October 31,
                                            1998              1997
                                          ---------        -----------
                                         (unaudited)
ASSETS

Current assets
 Cash                                   $    2,105        $     1,464
 Receivables                                 2,392              4,105
 Inventories                                 5,237              6,751
 Deferred income taxes                       5,000              5,000
 Prepaid expenses and other                  1,103              1,190
                                         ----------         ---------
   Total current assets                     15,837             18,510
                                         ---------          ---------
Property and equipment, net                123,817            128,915
Deferred income taxes                       36,529             38,619
Other assets                                 8,599              8,946
                                        ----------         ----------
Total  assets                          $   184,782        $   194,990
                                        ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-
  term debt (Note 2)                   $       129        $        83
 Current maturities of
  capitalized lease obligations              1,431              1,502
 Accounts payable, trade                    11,419             14,083
 Accrued compensation                        6,224              4,119
 Accrued taxes                               7,645              8,276
 Accrued insurance                           4,390              4,429
 Other accrued expenses                      4,076              4,580
                                         ---------          ---------
  Total current liabilities                 35,314             37,072
                                         ---------          ---------
Long-term debt (Note 2)                      1,779             12,172
Capitalized lease obligations                6,515              7,293
Non-current accrued insurance                1,831              2,327
Other non-current liabilities and credits    5,224              6,207


Shareholders' equity
 Series A Junior Participating
  Preferred Stock, $.10 par value,
  200,000 shares authorized,
  no shares issued
 Common stock, $.05 par value,
  20,000,000 shares authorized,
  9,144,499 and 9,132,786 shares
  issued and outstanding                       459               458
 Paid-in capital                            85,186            85,177
 Retained earnings                          48,474            44,284
                                        ----------         ---------
  Total shareholders' equity               134,119           129,919
                                        ----------         ---------
Total liabilities and
 shareholders' equity                  $   184,782        $  194,990
                                        ==========         =========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                     Three        Three           Six          Six
                                     months       months         months       months
                                     ended        ended          ended        ended
                                   ---------    ---------      ---------    ---------
                                   April 30,    April 30,      April 30,    April 30,
                                      1998         1997           1998         1997
                                   ---------    ---------      ---------    ---------
Revenues
 Restaurant operations             $  82,041    $  78,569      $ 168,568    $ 161,671
 Franchise operations                    905          747          1,755        1,575
                                     -------      -------        -------      -------
Total revenues                        82,946       79,316        170,323      163,246

Costs and expenses
 Restaurant operations
  Food                                24,971       24,387         52,784       51,674
  Labor                               27,007       25,190         54,869       51,019
  Other operating                     21,404       20,755         42,940       42,063
 General and administrative            6,333        5,803         12,477       11,850
                                     -------      -------        -------      -------
Operating Profit                       3,231        3,181          7,253        6,640

Interest expense                         403          659            892        1,416
Other (income), net                     (141)        (187)          (187)        (338)
                                     -------      -------        -------      -------
Income before income tax expense       2,969        2,709          6,548        5,562
Income tax expense                     1,070          976          2,358        2,003
                                     -------      -------        -------      -------
Net income                         $   1,899    $   1,733      $   4,190    $   3,559
                                     =======      =======        =======      =======
Basic earnings per share           $     .21    $     .19      $     .46    $     .39
                                     =======      =======        =======      =======
Diluted earnings per share         $     .21    $     .19      $     .45    $     .39
                                     =======      =======        =======      =======
Weighted average common shares and
 dilutive common share equivalents     9,263       9,119           9,249        9,121
                                     =======     =======         =======      =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                 Six                 Six
                                               Months              Months
                                                ended               ended
                                              April 30,           April 30,
                                                 1998                1997
                                              ---------           ---------
Operations
 Net income                                   $   4,190           $   3,559
 Reconciliation to cash provided by operations
   Depreciation and amortization                  9,874               9,880
   Deferred income tax provision                  2,090               1,512
   Loss on disposition of assets                    173                  89
   Other, net                                      (397)               (289)
                                                -------             -------
                                                 15,930              14,751
   Change in assets and liabilities
    Trade receivables                             1,554               1,180
    Inventories                                   1,514               1,520
    Accounts payable, trade                      (2,664)             (1,611)
    Other current assets and liabilities            997                (127)
    Non-current accrued insurance                  (496)               (922)
                                                -------             -------
Cash provided by operations                      16,835              14,791
                                                -------             -------
Investing activities
  Purchase of property and equipment             (7,228)             (4,404)
  Purchase of other assets                         (177)                (66)
  Disposition of property                         2,036               1,493
  Collection of non-trade receivables               232                 518
                                                -------             -------
Cash (used for) investing activities             (5,137)             (2,459)
                                                -------             -------

Financing activities
  Issuance of debt                                   --                  --
  Payment of debt and capitalized
   lease obligations                            (11,247)            (11,355)
  Purchase of common stock                           --                  --
  Issuance of common stock                          134                 182
  Other, net                                         56                  97
                                                -------             -------
Cash used for financing activities              (11,057)            (11,076)
                                                -------             -------

Increase in cash                                    641               1,256
Cash at beginning of period                       1,464               1,406
                                                -------             -------
Cash at end of period                         $   2,105           $   2,662
                                                =======             =======

Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)         $     940           $   1,209
 Income taxes                                       144                 293

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------
1. The consolidated financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1997. The unaudited financial statements for the six months ended April 30, 1998 and April 30, 1997 contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All of the adjustments included are of a normal and recurring nature.

2. As of April 30, 1998, the Company had $1,700,000 of borrowings outstanding and $4,300,000 of letters of credit placed under its bank credit facility. The maturity date of the Company's bank credit agreement is February 28, 2001.

3. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                     Three        Three           Six          Six
                                    Months       Months         Months       Months
                                     Ended        Ended          Ended        Ended
                                   ---------    ---------      ---------    ---------
                                   April 30,    April 30,      April 30,    April 30,
                                      1998         1997           1998         1997
                                   ---------    ---------      ---------    ---------
  (in thousands, except per
  share data)

  Net income available to
  common shareholders(A)           $   1,899    $   1,733      $   4,190    $   3,559
                                     =======      =======        =======      =======


  Average outstanding:

    Common Stock (B)                   9,166        9,076          9,163        9,070
    Stock options                         97           43             86           51
                                     -------      -------        -------      -------

    Common stock and common
    stock equivalents (C)              9,263        9,119          9,249        9,121
                                     =======      =======        =======      =======

    Earnings per share:

      Basic (A/B)                  $    0.21    $    0.19      $    0.46    $    0.39
                                     =======      =======        =======      =======

      Diluted (A/C)                $    0.21    $    0.19      $    0.45    $    0.39
                                     =======      =======        =======      =======


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

   The following table summarizes information about the stock options outstanding and exercisable as of April 30, 1998:

                                        Options Outstanding       Options Exercisable
                                        -------------------       -------------------
                                       Weighted                     Number
                                        Average    Weighted    Exercisable   Weighted
                                      Remaining     Average             At    Average
   Range of              Options    Contractual    Exercise      April 30,   Exercise
   Exercise Prices   Outstanding           Life       Price           1998      Price
   ---------------   -----------    -----------    --------    -----------   --------
   $ 9.875-$11.50        134,000     6.25 years      $11.24         59,000     $10.90
   $12.25 -$12.75         24,000     5.41 years      $12.46         24,000     $12.46
   $13.00                100,000     8.30 years      $13.00        100,000     $13.00
   $13.25 -$17.00        131,017     3.90 years      $15.98        129,017     $16.00
   $18.25 -$26.00        106,000     7.47 years      $20.98         68,500     $22.48
                         -------                                   -------
   $ 9.875-$26.00        495,017     6.26 years      $14.99        380,517     $15.36
                         =======                                   =======

5. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that are no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the second quarter of fiscal 1997 and 1998 did not include any amounts for these units. Fifty stores have been disposed through conversion, sublease, assignment, lease termination or sale.

   During the first quarter of 1998, $401,000 of closure and carrying related costs were charged against the liability established for such costs. As of April 30, 1998, the Company had $4,148,000 of reserves remaining to provide for the disposal of 15 closed properties and 12 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $2,836,000 to reduce the disposal property to net realizable value and $1,312,000 to provide for expected carrying costs and sublease losses.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
---------------------
The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations
The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                          Second Quarter                  Year-to-Date
                                    ---------------------------    ---------------------------
                                       Three          Three            Six            Six
                                    months ended   months ended    months ended   months ended
                                    ------------   ------------    ------------   ------------
                                      April 30,      April 30,       April  30,     April 30,
                                        1998           1997            1998           1997
                                    ------------   ------------    ------------   ------------
Bakers Square
   Restaurant sales                 $ 49,057,000   $ 46,180,000    $101,977,000   $ 96,615,000
   Restaurant operating profit         2,869,000      2,832,000       6,469,000      6,184,000
   Restaurant operating profit %<F1>         5.8%           6.1%            6.3%           6.4%
   Divisional administrative costs     1,268,000      1,254,000       2,427,000      2,385,000
   Divisional operating profit         1,601,000      1,576,000       4,042,000      3,799,000
   Restaurants at quarter-end                150            152

Village Inn
   Restaurant sales                 $ 32,984,000   $ 31,960,000    $ 66,591,000   $ 64,245,000
   Restaurant operating profit         5,790,000      5,370,000      11,506,000     10,722,000
   Restaurant operating profit %<F1>        17.6%          16.8%           17.3%          16.7%
   Franchise income                      905,000        747,000       1,755,000      1,575,000
   Divisional administrative costs     1,182,000        880,000       2,290,000      1,656,000
   Divisional operating profit         5,303,000      5,239,000      10,971,000     10,641,000
   Restaurants at quarter-end                 97             97

Angel's
   Restaurant sales                 $         --   $    429,000    $         --   $    811,000
   Restaurant operating profit                --         35,000              --          9,000
   Restaurant operating profit %              --            8.2%             --            1.1%
   Divisional administrative costs            --             --              --          7,000
   Divisional operating profit                --         35,000              --          2,000
   Restaurants at quarter-end                 --              1

Consolidated
   Restaurant sales                 $ 82,041,000   $ 78,569,000    $168,568,000   $161,671,000
   Food cost %                              30.4%          31.0%           31.3%          32.0%
   Labor cost %                             32.9%          32.1%           32.6%          31.6%
   Other operating cost %                   26.1%          26.4%           25.5%          26.0%
   Restaurant operating profit %            10.6%          10.5%           10.7%          10.5%
   Restaurant operating profit         8,659,000      8,237,000      17,975,000     16,915,000
   Franchise income                      905,000        747,000       1,755,000      1,575,000
   Divisional general and
     administrative costs              2,450,000      2,134,000       4,717,000      4,048,000
                                     -----------    -----------     -----------    -----------
   Divisional operating profit         7,114,000      6,850,000      15,013,000     14,442,000
                                     -----------    -----------     -----------    -----------
   Unallocated general and
     administrative costs              3,883,000      3,669,000       7,760,000      7,802,000
                                     -----------    -----------     -----------    -----------
   Operating profit                    3,231,000      3,181,000       7,253,000      6,640,000
                                     ===========    ===========     ===========    ===========

-----------------------
<F1>  At the end of the first quarter 1997, the company changed its method of allocating administrative and support expenses between its various divisions during the second quarter. The operating results for the first half of the year in this report incorporate restated figures for the first quarter which do not conform to the figures previously reported for that period.





Consolidated restaurant sales increased $3.5 million, or 4.4%, during the second fiscal quarter and increased $6.9 million, or 4.3% for the
first two quarters of fiscal 1998 compared to last year.   The sales
increase resulted from strong year-to-year comparable store sales and guest count comparisons.

During the second quarter of fiscal 1998, sales increased 5.8% and guest counts increased 3.5% on a comparable same store basis. Same store sales for Village Inn increased 3.7% and Bakers Square's same store sales increased by 7.3%. Comparable guest counts for Village Inn improved 2.0% and Bakers Square improved 4.8%. Restaurant remodel programs continued to contribute to the increase.

For the first half of fiscal 1998, comparable total store sales increased 5.9%, reflective of a 6.9% increase for Bakers Square and a 4.4% increase for Village Inn. Comparable total guest counts increased 4.0%, reflective of a 4.4% increase for Bakers Square and a 3.5% increase for Village Inn.

The Company continues to focus on increasing the guest counts at its Bakers Square concept. Bakers Square Midwest units were remodeled in a significant campaign to enhance the dining experience. In addition, both tactical marketing programs and special incentive programs in the local restaurants will be expanded to increase customer awareness and improve service levels.

Consolidated restaurant operating profit increased by $422,000 increasing as a percentage of restaurant sales from 10.5% to 10.6% in the second quarter of 1998 versus the second quarter of 1997. Bakers Square's restaurant operating profit percentage decreased by .3 percentage points while Village Inn's increased by .8 percentage points over the same quarter of 1997. The improved operating profit was due to increased sales and operating efficiencies.

Consolidated restaurant operating profit increased by $1.0 million for the first two quarters of fiscal 1998 compared to 1997's first two quarters largely due to an increase in sales and operating efficiencies in food, labor and other costs.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                        Bakers Square                                  Village Inn
                        -------------                                  -----------

                          Comparable                                    Comparable
             Comparable     Store        Store            Comparable      Store      Store
               Store        Guest      Operating            Store         Guest    Operating
               Sales        Counts       Margin             Sales         Counts     Margin
             -----------------------------------          ----------------------------------
1997:
1st Qtr         (4.6%)       (2.4%)       6.7%               (0.2%)       (0.2%)      16.6%
2nd Qtr         (5.6%)       (3.3%)       6.1%               (1.5%)       (1.0%)      16.8%
3rd Qtr         (3.7%)       (0.9%)       6.4%               (0.1%)        1.5%       16.7%
4th Qtr          0.5%         0.9%        5.2%                3.1%         3.1%       17.0%

1998:
1st Qtr          6.5%         4.0%        6.8%                5.1%         4.9%       17.0%
2nd Qtr          7.3%         4.8%        5.8%                3.7%         2.0%       17.6%

Other revenues and expense
--------------------------
Compared to 1997's second quarter, franchise revenue in 1998's second quarter increased by $158,000. For the first two quarters of fiscal 1998, franchise revenue increased by $180,000 compared to the first two quarters of 1997. The increase was largely the result of an expansion in the number of operating stores plus a growth in royalties as a result of higher franchise sales income.

As a percent of sales, general and administrative expense increased slightly in the second quarter of 1998 from the comparable 1997 second quarter. Actual general and administrative expense increased $530,000 during the second quarter and $627,000 year-to-date over the corresponding 1997 periods, due to increased head count and training program
investment.   Year-to-date, general and administrative expense as a percent of revenues was 7.3% for both 1998 and 1997.

Interest expense declined 39%, or $256,000, for the second quarter and 37%, or $524,000, for the first two quarters of 1998 as compared to fiscal 1997 due to a substantial reduction in long-term debt.

The Company's effective tax rate for the second quarter and first half of 1998 was 36% representing statutory tax rates offset somewhat by the effect of FICA tax credits.

Liquidity and capital resources
-------------------------------
Operating cash flows increased $2.0 million in the first two quarters of 1998 versus the first two quarters of 1997. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of April 30, 1998, $1,700,000 of advances were outstanding under the Company's bank credit facility and approximately $34,000,000 was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. In the first two quarters of 1998, the Company reduced its outstanding borrowings by $10.4 million. On December 19, 1997, the Company accepted an amended and restated credit agreement which provided an available credit limit of $40,000,000. The agreement expires on February 28, 2001.

During the first two quarters of 1998, the Company disposed of seven properties, three through sale, one through sublease, three through lease termination. Also during that time, closure and carrying costs of $401,000 were charged against the liability established for such, and cash proceeds of $2,437,000 were realized from the disposition of properties.

At April 30, 1998, the Company had 17 closed properties remaining which it was trying to sell or sublease. Three of those properties were owned in fee and the rest were leased. The Company also had 13 subleased properties. The Company hopes to sell the fee properties over the next year and $1.2 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $1.3 million are expected to be incurred over that period. The Company expects to sublease nine of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of April 30, 1998, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first half of 1998. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $11.1 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced as a result of operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

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


Outlook
-------
The minimum wage in California increased to $5.75 per hour in March 1998, and a number of other states have indicated that they are considering raising their minimum wage rate above the federal level.
In addition, Congress is considering raising the federal minimum wage over the next two years. In order to partially offset this labor cost inflation, some menu price increases may become necessary to offset this increased cost.

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


                      PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders.


    On April 9, 1998, the Registrant held its Annual Meeting of
Shareholders. At that meeting, two proposals were submitted to the shareholders for approval. Those proposals related to the election of directors and the ratification of the appointment of the Company's independent auditors for VICORP's 1998 fiscal year.

   As to the first proposal, each of the nominees for directors were elected based upon the following vote:

Director                             For       Against    Abstain    Broker Non-
                                                                           Votes
----------------------------------------------------------------------------------
Carole Lewis Anderson          8,181,208        97,479        --             --

Bruce B. Brundage              8,183,356        95,411        --             --

Charles R. Frederickson        8,182,356        96,411        --             --

John C. Hoyt                   8,183,356        95,411        --             --

J. Michael Jenkins             8,182,256        96,511        --             --

Robert T. Marto                8,183,356        95,411        --             --

Dudley C. Mecum                8,183,356        95,411        --             --

Dennis B. Robertson            8,183,356        95,411        --             --

Hunter Yager                   8,182,956        95,811        --             --

Arthur Zankel                  8,183,356        95,411        --             --


   The selection of Arthur Andersen LLP to serve as the Company's independent accountants for fiscal 1998 was ratified. The vote was 8,262,273 for; 144 against; 16,350 abstained; and no broker non-votes.

Item 5. Other Information.

   J. Michael Jenkins resigned as President and Chief Executive Officer on April 30, 1998. His duties were assumed by Charles R. Frederickson, Chairman of the Board of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

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






                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)




June 10, 1998                               By:  /s/ Charles R. Frederickson
                                                 ---------------------------
                                                 Charles R. Frederickson
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer



June 10, 1998                                By:  /s/ Richard E. Sabourin
                                                  -----------------------
                                                  Richard E. Sabourin
                                                  Executive Vice President and
                                                  Chief Financial Officer