Form 10-Q
period 1998-07-31
VICORP RESTAURANTS INC
filed 1998-09-08
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998
                               -------------
                             OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

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

Yes  X       No
    ---         ---
The registrant had 9,278,898 shares of its $.05 par value Common
Stock outstanding as of September 3, 1998.

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS
(in thousands)

                                            July 31,            October 31,
                                              1998                  1997
                                           -----------          -----------
                                           (unaudited)
ASSETS

Current assets
 Cash                                      $   10,136         $    1,464
 Receivables                                    1,501              4,105
 Inventories                                    5,499              6,751
 Deferred income taxes                          5,000              5,000
 Prepaid expenses and other                     1,086              1,190
                                              -------            -------
  Total current assets                         23,222             18,510
                                              -------            -------
Property and equipment, net                   124,923            128,915
Deferred income taxes                          35,317             38,619
Other assets                                    8,406              8,946
                                              -------            -------
Total assets                               $  191,868         $  194,990
                                              =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt and
  capitalized lease obligations            $    1,534         $    1,585
 Accounts payable, trade                       14,940             14,083
 Accrued compensation                           5,046              4,119
 Accrued taxes                                  8,698              8,276
 Accrued insurance                              4,571              4,429
 Other accrued expenses                         5,256              4,580
                                               ------             ------
  Total current liabilities                    40,045             37,072
                                               ------             ------
Long-term debt (Note 2)                            81             12,172
Capitalized lease obligations                   6,184              7,293
Non-current accrued insurance                   1,988              2,327
Other non-current liabilities and credits       5,067              6,207


Shareholders' equity
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued
 Common stock, $.05 par value, 20,000,000
  shares authorized, 9,258,898 and 9,132,786
  shares issued and outstanding                   464                458
 Paid-in capital                               86,778             85,177
 Retained earnings                             51,261             44,284
                                              -------            -------
  Total shareholders' equity                  138,503            129,919
                                              -------            -------
Total liabilities and shareholders' equity  $ 191,868          $ 194,990
                                              =======            =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                   Three      Three        Nine       Nine
                                   months     months       months     months
                                   ended      ended        ended      ended
                                  -------    -------      -------    -------
                                  July 31,   July 31,     July 31,   July 31,
                                    1998       1997         1998       1997
                                  -------    -------      -------    -------
Revenues
 Restaurant operations           $ 87,318   $ 80,718     $ 255,886  $ 242,389
 Franchise operations                 861        857         2,616      2,432
                                   ------     ------       -------    -------
Total Revenues                     88,179     81,575       258,502    244,821

Costs and expenses
 Restaurant operations
  Food                             26,329     25,313        79,113     76,987
  Labor                            28,565     26,302        83,434     77,321
  Other operating                  22,018     20,705        64,958     62,768
 General and administrative         6,579      5,836        19,056     17,686
                                   ------     ------        ------     ------
Operating Profit                    4,688      3,419        11,941     10,059
 Interest expense                     320        590         1,212      2,006
 Other (income) expense, net          (71)      (141)         (258)      (479)
                                    -----      -----        ------      -----
Income before income tax expense    4,439      2,970        10,987      8,532
Income tax expense                  1,652      1,068         4,010      3,071
                                    -----      -----        ------      -----
Net income                       $  2,787   $  1,902     $   6,977  $   5,461
                                   ======      =====        ======      =====

Basic earnings per share         $    .30   $    .21     $     .76  $     .60
                                   ======     ======        ======      =====
Diluted earnings per share       $    .30   $    .21     $     .75  $     .60
                                   ======     ======        ======      =====
Weighted average common
 shares and dilutive common
 shares equivalent                  9,262      9,129         9,253      9,114
                                    =====      =====         =====      =====

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                              Nine               Nine
                                             Months             Months
                                             ended              ended
                                            July 31,           July 31,
                                              1998               1997
                                            --------           --------
Operations
 Net income                               $   6,977          $   5,461
 Reconciliation to cash provided
    by operations
   Depreciation and amortization             14,702             14,653
   Deferred income tax provision              3,302              2,222
   Loss on disposition of assets                217                141
   Other, net                                  (389)              (332)
                                            -------            -------
                                             24,809             22,145

   Change in assets and liabilities
    Trade receivables                         1,857              1,314
    Inventories                               1,252              1,483
    Accounts payable, trade                     857             (1,189)
    Other current assets and liabilities      2,224                 94
    Non-current accrued insurance              (339)            (1,316)
                                             ------             ------
Cash provided by operations                  30,660             22,531
                                             ------             ------
Investing activities
  Purchase of property and equipment        (12,949)            (9,098)
  Purchase of other assets                      (96)              (276)
  Disposition of property                     1,398                917
  Collection of non-trade receivables         1,280                702
                                            -------             ------
Cash (used for) investing activities        (10,367)            (7,755)
                                            -------             ------
Financing activities
  Issuance of debt                              300                 --
  Payment of debt and capitalized
   lease obligations                        (13,607)           (14,731)
  Issuance of common stock                    1,606                400
  Other, net                                     80                440
                                            -------            -------
Cash used for financing activities          (11,621)           (13,891)
                                            -------            -------

Increase in cash                              8,672                885
Cash at beginning of period                   1,464              1,406
                                             ------              -----
Cash at end of period                     $  10,136          $   2,291
                                             ======              =====

Supplemental information
Cash paid during the period for
 Interest (net of amount capitalized)     $   1,276          $   2,013
 Income taxes                                   292                359


The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The financial statements should be read in conjunction with the annual report to shareholders for the year ended October 31, 1997. The unaudited financial statements for the nine months ended July 31, 1998 and July 31, 1997 contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All of the adjustments included are of a normal and recurring nature.

2. As of July 31, 1998, the Company had no borrowings outstanding and $4,300,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on February 28, 2001, but may be extended by the bank for one year.

3. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                    Three     Three       Nine       Nine
                                    Months    Months      Months     Months
                                    Ended     Ended       Ended      Ended
                                   -------   -------     -------    -------
                                   July 31,  July 31,    July 31,   July 31,
                                    1998      1997        1998       1997
                                   -------   -------     -------    -------

(in thousands, except per share data)

    Net income available to
      common shareholders(A)     $  2,787  $  1,902    $  6,977   $  5,461
                                    =====     =====       =====      =====

    Average outstanding:

      Common Stock (B)              9,231     9,115       9,186      9,085
      Stock  options                   31        14          67         29
                                    -----     -----       -----      -----

    Common stock and common stock
      equivalents (C)               9,262     9,129       9,253      9,114
                                    =====     =====       =====      =====

    Earnings per share:

     Basic (A/B)                 $   0.30  $   0.21    $   0.76   $   0.60
                                    =====     =====       =====      =====
     Diluted (A/C)               $   0.30  $   0.21    $   0.75   $   0.60
                                    =====     =====       =====      =====

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

    The following table summarizes information about the stock options outstanding and exercisable as of July 31, 1998:

                                    Options Outstanding    Options Exercisable
                                  ----------------------  ---------------------
                                   Weighted                    Number
                                    Average    Weighted   Exercisable   Weighted
                                  Remaining     Average            At    Average
 Range of            Options    Contractual    Exercise      July 31,   Exercise
 Exercise Prices   Outstanding         Life       Price          1998      Price
 ---------------   -----------  -----------    --------   -----------   --------

 $10.50-$10.500       32,000     0.12 years      $10.50        32,000     $10.50
 $11.50-$11.500      100,000     8.05 years      $11.50        25,000     $11.50
 $12.25-$15.875       78,000     6.35 years      $14.67        76,000     $14.68
 $17.00-$18.250      124,000     5.51 years      $17.65        86,500     $17.38
 $20.00-$26.000       42,000     3.44 years      $25.14        42,000     $25.14
                     -------                                  -------
 $10.50-$26.000      376,000     5.67 years      $15.62       261,500     $16.44
                     =======                                  =======

5. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets was written down to net realizable value. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the third quarter of fiscal 1997 and 1998 did not include any amounts for these units. Fifty stores have been disposed of through sublease, lease termination or sale. One store was converted and opened as a Village Inn restaurant.

    During the first three quarters of 1998, $527,000 of closure and carrying costs were charged against the liability established for such costs. As of July 31, 1998, the Company had $3,842,000 of reserves remaining to provide for the disposal of 15 closed properties and 11 subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $2,656,000 to reduce the disposal property to net realizable value and $1,186,000 to provide for expected carrying costs and sublease losses.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                               Third Quarter               Year-to-Date
                        --------------------------   --------------------------
                           Three         Three           Nine          Nine
                        months ended  months ended   months ended  months ended
                        ------------  ------------   ------------  ------------
                          July 31,      July 31,       July 31,      July 31,
                            1998          1997           1998          1997
                        ------------  ------------   ------------  ------------
Bakers Square
   Restaurant sales     $ 52,814,000  $ 48,347,000   $154,791,000  $144,962,000
   Restaurant operating
     profit                4,326,000     3,072,000     10,795,000     9,256,000
   Restaurant operating
    profit %                     8.2%          6.4%           7.0%          6.4%
   Divisional
    administrative costs   1,385,000     1,191,000      3,812,000     3,576,000
   Divisional operating
    profit                 2,941,000     1,881,000      6,983,000     5,680,000
   Restaurants at quarter-end    150           150

Village Inn
   Restaurant sales     $ 34,504,000  $ 32,118,000   $101,095,000  $ 96,363,000
   Restaurant operating
    profit                 6,080,000     5,354,000     17,586,000    16,076,000
   Restaurant operating
    profit %                    17.6%         16.7%          17.4%         16.7%
   Franchise income          861,000       857,000      2,616,000     2,432,000
   Divisional
    administrative costs   1,217,000       966,000      3,507,000     2,622,000
   Divisional operating
    profit                 5,724,000     5,245,000     16,695,000    15,886,000
   Restaurants at quarter-end     98            96

Angel's
   Restaurant sales     $         --  $    253,000   $         --  $  1,064,000
   Restaurant operating
    profit (loss)                 --       (28,000)            --       (19,000)
   Restaurant operating
    profit %                      --         (11.1)%           --          (1.8)%
   Divisional
    administrative costs          --         4,000             --        11,000
   Divisional operating
    profit (loss)                 --       (32,000)            --       (30,000)
   Restaurants at quarter-end      0             0

Consolidated
  Restaurant sales      $ 87,318,000  $ 80,718,000   $255,886,000  $242,389,000
  Food cost %                   30.2%         31.4%          30.9%         31.8%
  Labor cost %                  32.7%         32.6%          32.6%         31.9%
  Other operating cost %        25.2%         25.7%          25.4%         25.9%
  Restaurant operating
    profit %                    11.9%         10.4%          11.1%         10.4%
  Restaurant operating
    profit                10,406,000     8,398,000     28,381,000    25,313,000
  Franchise income           861,000       857,000      2,616,000     2,432,000
  Divisional general and
   administrative costs    2,602,000     2,161,000      7,319,000     6,209,000
                          ----------    ----------     ----------    ----------
  Divisional operating
   profit                  8,665,000     7,094,000     23,678,000    21,536,000
                          ----------    ----------     ----------    ----------
  Unallocated general and
   administrative costs    3,977,000     3,675,000     11,737,000    11,477,000
                          ----------    ----------     ----------    ----------
  Operating profit         4,688,000     3,419,000     11,941,000    10,059,000
                          ==========    ==========     ==========    ==========

Consolidated restaurant sales increased $6.6 million, or 8.2%, during the third fiscal quarter and increased $13.5 million, or 5.6% for the first three quarters of fiscal 1998 compared to last year. The sales increase resulted from strong year-to-year comparable store sales and guest count comparisons as well as two new Village Inn restaurants.

During the third quarter of fiscal 1998, consolidated sales increased 8.0% and guest counts increased 3.5% on a comparable same store basis. Same store sales for Village Inn increased 5.1% and Bakers Square's same store sales increased by 9.9%. Comparable guest counts for Village Inn increased 2.0% and Bakers Square increased 4.8%.

For the first three quarters of fiscal 1998, comparable total store sales increased 6.6%, reflective of a 7.9% increase for Bakers Square and a 4.7% increase for Village Inn. Comparable guest counts increased 3.8%, reflective of a 4.6% increase for Bakers Square and a 3.0% increase for Village Inn.

The Company continues to focus on increasing the guest counts at its Bakers Square concept. Bakers Square Midwest units were remodeled in a significant campaign to enhance the dining experience. In addition, both tactical marketing programs and special incentive programs in the local restaurants have been expanded to increase customer awareness and improve service levels.

Consolidated restaurant operating profit increased by $2.0 million, increasing as a percentage of restaurant sales from 10.4% to 11.9% for the third quarter of 1997 versus the third quarter of 1998. Bakers Square's restaurant operating profit percentage increased by 1.8 percentage points while Village Inn's increased by .9 percentage points over the same quarter of 1997.

Consolidated restaurant operating profit increased by $3.1 million for the first three quarters of fiscal 1998 compared to 1997's first three quarters largely due to top-line growth and operating efficiencies in food and other costs.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                   Bakers Square                         Village Inn
                   -------------                         -----------

                    Comparable                            Comparable
        Comparable      Store      Store      Comparable      Store       Store
          Store         Guest    Operating      Store         Guest    Operating
          Sales        Counts      Margin       Sales        Counts      Margin
        ----------------------------------    ----------------------------------
1997:
1st Qtr     (4.6%)      (2.4%)       6.7%          (0.2%)      (0.2%)      16.6%
2nd Qtr     (5.6%)      (3.3%)       6.1%          (1.5%)      (1.0%)      16.8%
3rd Qtr     (3.7%)      (0.9%)       6.4%          (0.1%)       1.5%       16.7%
4th Qtr      0.5%        0.9%        5.2%           3.1%        3.1%       17.0%

1998:
1st Qtr      6.5%        4.0%        6.8%           5.1%        4.9%       17.0%
2nd Qtr      7.3%        4.8%        5.8%           3.7%        2.0%       17.6%
3rd Qtr      9.9%        4.8%        8.2%           5.1%        2.0%       17.6%

Other revenues and expense
--------------------------

Compared to 1997's third quarter, franchise revenue in 1998's third quarter increased by $4,000. For the first three quarters of fiscal 1998, franchise revenue increased by $184,000 compared to the first three quarters of 1997. The increase was largely the result of an expansion in the number of operating stores plus a growth in royalties as a result of higher franchise sales income.

As a percent of sales, general and administrative expense increased slightly in the third quarter of 1998 from the comparable 1997 third quarter. Actual general and administrative expense increased $743,000 during the third quarter and $1,370,000 year-to-date over the corresponding 1997 periods. The quarter and year-to-date increases were largely the result of higher divisional administrative costs driven by higher incentive compensation payments and expenses associated with manager training programs. Year-to-date, general and administrative expense as a percent of revenues was 7.4% and 7.2% for 1998 and 1997, respectively.

Interest expense declined 46%, or $270,000, for the third quarter and 40%, or $794,000, for the first three quarters of 1998 as compared to fiscal 1997 due to a substantial reduction in long-term debt.

The Company's effective tax rate for the first three quarters of 1998 was 36.5% representing statutory tax rates offset somewhat by the effect of FICA tax credits.

Liquidity and capital resources
-------------------------------

Operating cash flows increased $8.1 million in the first three quarters of 1998 versus the first three quarters of 1997. The increase resulted primarily from improved operating results and reduced working capital requirements.

As of July 31, 1998, no advances were outstanding under the Company's bank credit facility and approximately $35,700,000 was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. In the first three quarters of 1998, the Company reduced its outstanding borrowings by $12.1 million. The Company's bank credit agreement expires on February 28, 2001, but may be extended by the bank for one year.

During the first three quarters of 1998, the Company disposed of eight properties, four through sale, one through sublease, three through lease termination. Two subleased units were returned to the Company during the first three quarters of 1998. Also, during that time, closure and carrying costs of $527,000 were charged against the liability established for such, and cash proceeds of $1,925,000 were realized from the disposition of properties.

At July 31, 1998, the Company had 16 closed properties remaining which it was trying to sell or sublease. Three of those properties were owned in fee and the rest were leased. The Company also had 12 subleased properties. The Company hopes to sell the fee properties over the next year and $1.0 million of proceeds are expected to be realized from their sale.
The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $1.2 million are expected to be incurred over that period. The Company expects to sublease nine of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of July 31, 1998, authorizations granted by the Board of Directors for the purchase of 300,500 common shares of the Company's common stock remained available. No shares were purchased in the first three quarters of 1998. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $9.0 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced as a result of operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

The Company completed a review of its computer system during 1997 resulting in a decision to replace the existing system at a cost of $10.5 million to $12.5 million. The Company is currently in the process of conversion to these new systems and expects the major components to be implemented in early 1999 with the entire project completed by the third quarter of 1999. The new systems are Year 2000 compliant. A contingency plan for modification of existing systems is being developed in the event conversion to the system is not completed before the end of 1999. The Company continues to assess the impact of Year 2000 issues with respect to third parties.

VICORP has guaranteed certain leases for approximately twenty-five (25) restaurant properties sold to others in 1986 and approximately twenty (20) restaurant leases of certain franchisees and others. Minimum future rental payments remaining under these leases were approximately $9.5 million as of October 31, 1997. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make any payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.

Outlook
-------

The Company has switched its fiscal year end for 1998 to November 1. Subsequent fiscal years will end on the last Sunday of October.

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, acquisition of new computer systems, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

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

Item 5: Other Information.

If a shareholder desires to bring a proposal before the Company's next annual meeting which is not timely submitted for inclusion in the proxy statement, and the shareholder fails to notify the Company by January 13, 1999, of such proposal, the management proxies may use their discretionary voting authority when the proposal is raised at the annual meeting without any discussion of the matter in the proxy statement.

Patricia Luzier resigned as Senior Vice President Human Resources on July 17, 1998. Jay Trungale was appointed President of the Bakers Square Division on August 13, 1998.

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

                          VICORP Restaurants, Inc.
                          ------------------------
                              (Registrant)
September  8, 1998                        By: /s/ Charles R. Frederickson
                                              ----------------------------
                                              Charles R. Frederickson,
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer



September 8,  1998                         By: /s/ Richard E. Sabourin
                                               -----------------------
                                               Richard E. Sabourin,
                                               Executive Vice President and
                                               Chief Financial Officer