Form 10-K
period 1998-11-01
VICORP RESTAURANTS INC
filed 1999-01-20
CIK 703799

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1998

                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________________________________

Commission file number 0-12343
                       -------
                               VICORP Restaurants, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Colorado                             84-0511072
               --------                             ----------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)


               400 West 48th Avenue,  Denver, Colorado  80216
               ----------------------------------------------
            (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code: (303) 296-2121
                                                         --------------
                              ________________

      Securities registered pursuant to Section 12(b) of the Act: None
                              ________________

         Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------
                                Common Stock
                          $.05 par value per share
                                 __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                     -        -
Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 8,722,603 shares of the registrant's common stock held by non-affiliates on January 15, 1999 was approximately $123,206,767.

At January 15, 1999 there were 9,064,706 shares of the Company's
Common Stock $.05 par value outstanding.

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

VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At November 1, 1998, VICORP operated 249 restaurants in 13 states, of which, 150 were Bakers Squares and 99 were Village Inns. On that date, there were also 110 franchised Village Inn restaurants in 20 states. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

Company Operations

During fiscal 1998, the Company closed one restaurant, resulting from a decision not to renew the lease. The Company opened three new restaurants in fiscal 1998. The Company plans to resume growth of Company-operated restaurants, with emphasis on the Village Inn concept.

Both of the Company's restaurant concepts serve breakfast, lunch and dinner with a guest check average between $6 and $8. Village Inn is primarily known for its breakfast foods, while Bakers Square emphasizes lunch and dinner and features fresh baked pies as signature items. Each Company-operated restaurant offers a relatively standard core menu. The standard menus are supplemented with daily and monthly specials.

Store management typically consists of a general manager and two associate/assistant managers. This management team has primary responsibility for the efficient and profitable operation of their restaurant and are provided incentives to do so. Additionally, the Company employs regional managers, who work closely with the restaurant general managers in helping them meet the Company's objectives. Regional managers report to Regional Vice Presidents.

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

The Company utilizes advertising where market penetration allows. Expenditures for marketing were 2.2% of Company-operated restaurant sales in fiscal 1998. All of the Company-operated restaurants utilize point-of-sale computer systems. These systems capture and record sales and payroll data which are transmitted daily to the Company's corporate office. These systems are supplemented with personal computer back office systems that provide analytical and reporting tools for restaurant managers.

Franchise Operations

The Village Inn restaurants franchised by the Company generally operate for an initial term of 25 years and require payments to the Company of an initial franchise fee of $25,000 and a continuing royalty fee of three percent of the franchisee's revenues. In support of its franchising activities, the Company employs field consultants who visit the franchise restaurants regularly to ensure that the franchisees maintain compliance with certain standards of operations and make recommendations for improvements. A Franchise Advisory Board, consisting of seven franchisees who are elected by their peers every two years, meets regularly with Company personnel to discuss facets of operations that affect the Company's franchise community.

During fiscal 1998, four new franchise restaurants were opened and two franchise restaurants were closed. The number of Village Inn franchise restaurants in operation over the last five years has not changed significantly. However, as franchising provides a profitable revenue stream and at the same time leverages the strength of the Village Inn brand into new markets, the Company continues to pursue franchising opportunities with qualified applicants. Six new franchise units are expected to open in fiscal 1999.

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

Employees

At November 1, 1998 the Company employed approximately 11,800 persons.

Executive Officers of the Company

The following sets forth certain data concerning the executive officers of the Company, all of whom are appointed on an annual basis. There is no family relationship between any of the executive officers.

Name                                  Age     Position
----                                  ---     --------
Charles R. Frederickson               61      Chairman of the Board, President
                                              and Chief Executive Officer
Robert E. Kaltenbach                  53      President/Village Inn
Richard E. Sabourin                   48      Executive Vice President/Chief
                                              Financial Officer
Joseph F. Trungale                    57      President/Bakers Square


Charles R. Frederickson has been a director of the Company since 1968, and Chairman of the Board since November 1986.

Robert E. Kaltenbach was appointed President/Village Inn in December 1994 after serving as Vice President/Franchise Operations since July 1988.

Richard E. Sabourin was appointed Executive Vice President/Chief Financial Officer in August 1996. From 1989 to August 1996, Mr. Sabourin was employed by Bestop, Inc. in various positions including President, Chief Operating Officer, and Chief Executive Officer.

Joseph F. Trungale was appointed President/Bakers Square Division in August 1998, after serving since July 1997 in various positions with operational responsibility over the Company's Bakers Square Restaurants in the Midwest. Prior to joining the Company in 1997, Mr. Trungale operated a family-owned real estate business (September 1995-July 1997). For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

Item 2. Properties.

The following table provides information as of November 1, 1998 concerning the land and buildings at restaurant locations operated, leased to others or held for disposal by the Company.

                                           Village   Bakers
                                             Inn     Square   Other   Total
                                           -------   ------   -----   -----
Company-operated restaurants:
 Properties owned in fee                       10       51      --      61
 Buildings owned on leased land                 5       10      --      15
 Leased locations                              84       89      --     173
                                             ----     ----    ----    ----
                                               99      150      --     249
                                             ====     ====    ====    ====
Properties leased to others:
 Properties owned in fee                        2       --       3       5
 Buildings owned on leased land                --       --      --      --
 Leased locations                              21       --      20      41
                                             ----     ----    ----    ----
                                               23       --      23      46
                                             ====     ====    ====    ====
Properties held for disposal:
 Properties owned in fee                       --       --       2       2
 Buildings owned on leased land                --       --       1       1
 Leased locations                              --       --      11      11
                                             ----     ----    ----    ----
                                               --       --      14      14
                                             ====     ====    ====    ====

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

The Company intends to lease, sublease or sell the 14 restaurant properties and its bakery facility in Denver, Colorado which are currently idle.

The Company owns its corporate office complex in Denver, Colorado. It also owns the land and buildings comprising its bakery facilities in Oak Forest, Illinois. It leases the land and buildings which comprise its bakery facilities in Santa Fe Springs, California and Mounds View, Minnesota.

Item 3. Legal Proceedings.

On September 28, 1998, two class actions were commenced in the Superior Court of Los Angeles County, California.

The first, Kirk v. VICORP Restaurants, Inc., Case No. BC-198202, was brought by a former manager of a California Bakers Square Restaurant. Allegations in the amended complaint assert violations by VICORP of California wage and hour laws and regulations concerning overtime wages. The Plantiff is seeking class certification, injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

The second, Schroeder v. VICORP Restaurants, Inc., Case No. BC-198203, was brought by a former server at a California Bakers Square Restaurant. The Plaintiff alleges VICORP has violated California statutes or regulations concerning the payment of wages, tip pooling, reimbursement for uniform expenses, failure to remit tips, and the improper charging of walkouts to servers. Class certification is requested, as well as injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case
No. BC-202962. This action was brought by a former manager of a California Bakers Square Restaurant. The Plantiff is seeking damages, statutory penalties, injunctive and declaratory relief, the disgorgement of amounts by which VICORP has been unjustly enriched, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages and of the California Business and Professional Code.

The Company believes it has meritorious defenses to each of the claims in the actions and it intends to vigorously defend them. Management believes that the Company will ultimately prevail and that the final resolution of the complaints will not have a material effect on its results of operations or financial position. The cost of defense for these class actions will be recognized as incurred.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's security holders during the three month period ended November 1, 1998.

                                 PART II

Item  5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 15, 1999, the Company had 465 shareholders of record. The following table sets forth for the periods indicated the high and low closing sales quotations per share of common stock as reported by NASDAQ:

                                      Fiscal Quarter
                          First      Second       Third      Fourth
--------------------------------------------------------------------
1998
High                     $17 1/2     $19 1/4     $16 3/4     $15 5/8
Low                       15 3/8      15 1/2      14 1/2      13

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

Item 6.  Selected Financial Data.

(dollars in thousands,
 except per share data)            1998         1997         1996         1995          1994        1993        1992
---------------------------------------------------------------------------------------------------------------------
Results of operations
System-wide sales including
 franchise sales               $482,506     $450,534     $456,352     $496,300      $529,982    $542,986    $527,817
Restaurant sales                342,654      322,188      339,937      370,116       409,297     425,139     414,324
Total revenues                  346,173      325,527      343,280      373,838       412,644     428,505     417,518
Income (loss) before
 extraordinary item               9,120        6,899         (929)      (4,532)       (6,638)     16,524      15,522
Net income (loss)                 9,120        6,899         (929)      (4,532)       (6,638)     16,524      15,522
---------------------------------------------------------------------------------------------------------------------
Operating analysis
Restaurant operating profit
 analysis as a percentage of
 restaurant sales
  Costs and expenses
   Food                            30.8%        31.4%        32.9%        33.5%         30.1%       29.8%       30.9%
   Labor                           32.7%        32.4%        32.0%        33.7%         30.2%       28.5%       27.8%
   Other operating                 25.4%        25.9%        26.7%        28.3%         28.2%       27.5%       27.2%
  Restaurant operating profit      11.1%        10.3%         8.3%         4.4%         11.4%       14.2%       14.1%
 General and administrative
  expense as a percentage
  of revenues                       7.5%         7.4%         7.3%         7.0%          8.7%        7.8%        7.5%
Interest expense as a percentage
 of revenues                         .5%          .8%         1.2%         1.0%           .9%         .9%        1.3%
Income before income taxes and
 extraordinary and unusual items
 as a percentage of revenues        4.2%         3.3%          .9%*       (2.4%)         2.5%*       6.3%*       6.1%*
Effective income tax rate          36.5%        36.0%        64.0%        50.0%         37.5%       36.2%       39.5%
----------------------------------------------------------------------------------------------------------------------
Balance sheet data
Total assets                   $199,773     $194,990     $203,946     $228,161      $249,023    $254,031    $241,958
Long-term debt and capitalized
 lease obligation                 5,783       19,465       33,585       42,179        42,554      40,008      43,736
Common Shareholders' equity     138,007      129,919      122,269      123,098       134,866     148,318     135,445
Debt to total capitalization        4.0%        13.0%        21.5%        25.5%         24.0%       21.2%       24.4%
----------------------------------------------------------------------------------------------------------------------
Cash flow data
Cash provided by operations      42,248       28,568       17,847        7,309        34,094      50,870      54,168
 As a percentage of revenues       12.2%         8.8%         5.2%         2.0%          8.3%       11.9%       13.0%
Investment in property and
 equipment                       21,054       16,410        7,922       13,234        28,773      42,426      41,509
----------------------------------------------------------------------------------------------------------------------
Per common share
Earnings (loss) before
 extraordinary item            $    .98     $    .75     $   (.10)     $  (.49)     $   (.69)   $   1.62    $   1.50
Earnings (loss)                     .98          .75         (.10)        (.49)         (.69)       1.62        1.45
Book value                        15.18        14.18        13.50        13.61         14.18       14.96       13.58
Market price at year-end         14 1/8       15 1/2       14 1/2           11        16 3/4      20 3/4      22 1/4
Weighted average common and
 dilutive common stock options
 (000's omitted)                  9,262        9,145        9,050        9,246         9,656      10,189      10,330
----------------------------------------------------------------------------------------------------------------------
Number of restaurants at year-end
Bakers Square                       150          150          154          160           189         187         181
Company-operated Village Inn         99           97           98           99           112         126         122
Franchised Village Inn              110          108          108          106           107         104         105
Other company-operated               --           --            1            5             6          --          --
----------------------------------------------------------------------------------------------------------------------
Total                               359          355          361          370           414         417         408
______________________________________________________________________________________________________________________

* An asset disposal charge of $5,800,000 was included in results of operations for 1996.
* An asset disposal, impairment and restructuring charge of $23,000,000 and income of $1,918,000 from settlement of litigation were included in results of operations for 1994.
* A restructuring charge of $1,300,000 was included in results of operations for 1993.
* Pretax extraordinary debt extinguishment costs of $963,000 were included in results of operations for 1992.
- Fiscal 1998 consisted of 366 days, while fiscal years 1997, 1996, 1995, 1994, 1993, 1992 consisted of 365 days, 366 days, 366 days, 364 days, 371 days and 364 days, respectively.
- The Company has not paid dividends on its common stock during the last seven years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Selected Financial Data (Item 6 of Part II) and the Financial Statements
(Item 8 of Part II).

Results of Operations

The following table sets forth selected operating statistics for the last three fiscal years.

                                         1998          1997            1996
                                         ----          ----            ----
Bakers Square
  Restaurant sales                   $207,251,000   $192,538,000   $204,697,000
  Average sales per restaurant          1,387,000      1,276,000      1,309,000
  Restaurant operating profit          14,712,000     11,740,000      9,316,000
  Restaurant operating profit %               7.1%           6.1%           4.6%
  Divisional administrative costs       5,320,000      4,987,000      4,560,000
  Divisional operating profit           9,392,000      6,753,000      4,756,000
  Restaurants at year-end                     150            150            154

Village Inn
  Restaurant sales                   $135,403,000   $128,586,000   $129,442,000
  Average sales per restaurant          1,394,000      1,326,000      1,317,000
  Restaurant operating profit          23,314,000     21,566,000     19,523,000
  Restaurant operating profit %              17.2%          16.8%          15.1%
  Franchise income                      3,519,000      3,339,000      3,343,000
  Divisional administrative costs       4,942,000      3,788,000      3,059,000
  Divisional operating profit          21,891,000     21,117,000     19,807,000
  Restaurants at year-end                      99             97             98

Angel's
  Restaurant sales                             --     $1,064,000     $5,798,000
  Average sales per restaurant                 --            N/A      1,352,000
  Restaurant operating profit (loss)           --        (19,000)      (626,000)
  Restaurant operating profit (loss) %         --           (1.8%)        (10.8%)
  Divisional administrative costs              --         12,000        278,000
  Divisional operating loss                    --        (31,000)      (904,000)
  Restaurants at year-end                      --             --              1

Consolidated
  Restaurant sales                   $342,654,000   $322,188,000   $339,937,000
  Food cost %                                30.8%          31.4%          32.9%
  Labor cost %                               32.7%          32.4%          32.0%
  Other operating cost %                     25.4%          25.9%          26.7%
  Restaurant operating profit %              11.1%          10.3%           8.3%
  Restaurant operating profit        $ 38,026,000   $ 33,287,000   $ 28,213,000
  Franchise income                      3,519,000      3,339,000      3,343,000
  Divisional general and
    administrative costs               10,262,000      8,787,000      7,897,000
                                      -----------------------------------------
   Divisional operating profit         31,283,000     27,839,000     23,659,000
                                      -----------------------------------------
 Unallocated general and
   administrative costs                15,756,000     15,110,000     17,232,000
                                      -----------------------------------------
 Operating profit <F1>               $ 15,527,000   $ 12,729,000   $  6,427,000
                                     ==========================================

<F1> Before asset disposal charge of $5.8 million in 1996.


Consolidated restaurant sales increased 6.4% in 1998 compared to 1997. Comparable consolidated same store sales increased 6.7%, reflecting a 4.3% increase for Village Inn and an 8.3% increase for Bakers Square. Village Inn and Bakers Square comparable sales increases were due to a combination of higher customer counts and increased average customer expenditures.
Same store customer counts increased 2.6% at Village Inn and 4.5% at Bakers Square.

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

Consolidated restaurant operating profit increased 14.2% in 1998 versus 1997. Bakers Square accounted for the majority of the improvement as a result of increased sales coupled with programs to control waste and gain efficiencies. Village Inn's restaurant operating profit improved due largely to reduced food costs.

Consolidated restaurant operating profit increased 18% in 1997 versus 1996. Bakers Square's restaurant operating profit increased 26% over the prior year, while profit as a percent of sales increased from 4.6% in 1996 to 6.1% in 1997. Village Inn's profit improvement was 10% versus the prior year, with profit as a percent of sales increasing from 15.1% to 16.8%. Programs developed to improve efficiencies, control food costs and minimize controllable operating costs added to the profit improvements realized by the closure of unprofitable units.

Franchise income increased 5.4% in 1998 versus 1997 due to four new franchise units offset partially by the closing of two franchise units. Net franchise income was basically unchanged from 1996 to 1997, as reduced franchise fees were offset by lower administrative costs.

General and administrative expense was 7.5% of revenues in 1998 and 7.4% in 1997. The increase of $2.1 million, or 8.9%, was largely due to higher bonus payouts to operating management as the result of improved operating results. General and administrative expenses, as a percent of restaurant sales, remained virtually unchanged in 1997 from 1996 at 7.4%. However, actual expenses decreased $1.2 million, or 4.9%, as a result of the continuing programs of cost containment and improved efficiencies of support functions.

Interest expense decreased 39.8% for 1998 versus 1997 and 36.0% for 1997 versus 1996 due to significantly reduced levels of borrowing and reduced capital lease interest.

Other income for 1998 decreased 38.3% from 1997 due to disposal of some subleased units and lower interest earned on notes receivable. Other income for 1997 decreased 23% from 1996 due to lower interest earned on notes receivable and investments.

In 1996, the Company recorded a $5,800,000 asset disposal charge related to its decision to close its Angel's Diner restaurants after determining that its strategy of using that concept to invigorate underperforming restaurant properties was not economically viable. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included was the recognition of the impairment of the carrying values on four properties and an accrual for administrative restructuring costs.

As of October 31, 1996, all of the restaurants scheduled for disposition had been closed. During fiscal 1998, 1997 and 1996, one, six and two additional units were closed, respectively.

Operating results for the closed restaurants for the past three fiscal years were as follows:

                                            1998           1997           1996
                                            ----           ----           ----
Bakers Square
 Sales                                $       --     $1,276,000    $ 5,624,000
 Restaurant operating profit (loss)           --       (215,000)      (313,000)
Village Inn
 Sales                                $  146,000     $1,758,000    $ 3,112,000
 Restaurant operating profit (loss)      (26,000)       196,000            220
Angel's
 Sales                                $       --     $1,064,000    $ 5,798,000
 Restaurant operating profit (loss)           --        (18,000)      (626,000)
Total
 Sales                                $  146,000     $4,098,000    $14,534,000
 Restaurant operating profit (loss)      (26,000)       (37,000)      (719,000)

The Company closed its bakery facilities in Denver, Colorado, and Orlando, Florida, in 1996.

The effective income tax rates used for financial reporting were 36.5% in 1998, 36.0% in 1997 and 64.0% in 1996. The higher rate (benefit) in 1996 was largely due to the greater impact of tax credits, primarily the FICA tax credit relative to pre-tax income/loss.


Liquidity and Capital Resources

The Company's principal source of funds is cash provided by operations. Cash flow from operations increased in 1998 due primarily to higher operating income.

The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Furthermore, the Company has not maintained large excess cash balances, but rather has utilized available cash for capital spending, repayment of borrowings or the repurchase of its common stock.

The Company supplements cash provided by operations with bank borrowings and occasional lease financing. During fiscal 1998, the Company reduced its outstanding debt borrowings by $12.1 million. At November 1, 1998 the Company had no outstanding borrowings under its bank credit facility, with $38.2 million available for additional direct advances.

At November 1, 1998, the Company had 15 properties which it was trying to dispose of. Three of these properties were owned in fee and the rest were leased. The Company intends to sell the fee properties over the next year and approximately $1 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be disposed of through sublease over the next six to eighteen months. Cash carrying costs of approximately $1,094,000 are expected to be incurred over that period. The Company expects to sublease six of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be funded over the remaining years of the leases and the Company does not anticipate any material affect on the Company's liquidity.

In 1998, 213,700 shares of the Company's common stock were repurchased for $2,912,000, under authorizations approved by the Board of Directors. At November 1, 1998, authorization to repurchase an additional 686,300, common shares was available. Future purchases with respect to this authorization may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures in 1998 totaled $21.0 million and consisted of $4.6 million for construction of new restaurants, $7.7 million for improvements to existing restaurants, and $8.7 million for other support related projects. Capital expenditures of $32.2 million are planned for 1999. Ten to twelve new restaurant openings are planned during 1999. Cash flow from operations, funds available under a bank credit facility, or other financing sources are expected to be adequate for planned capital projects and any repurchases of common stock authorized by the Board.

At November 1, 1998, the Company had $39,164,000 of net deferred tax assets, the majority of which relates to federal net operating loss carryforwards totaling $140,371,000. The Company also has investment tax credit ("ITC") carryforwards totaling $2,289,000 which expire in 1999 and 2000. The Company has established a valuation allowance for the deferred tax assets related to these carryforwards because the ITC carryforwards are not expected to be realized and only a portion of the operating loss carryforwards are expected to be applied against future taxable income before they expire. The remaining valuation allowance at November 1, 1998, is based on an assumption that the Company will report taxable income in 1999 of approximately $34 million. To the extent actual taxable income for fiscal 1999 varies from the assumed amount, an adjustment to the valuation allowance will be required. Actual taxable income for fiscal 1998 was approximately $14 million. Management is currently pursuing certain tax planning strategies it believes can be implemented to increase taxable income currently projected for fiscal 1999 to at least $34 million.
However, there can be no assurance these tax planning strategies will be successfully implemented and the adequacy of the allowance is principally dependent on the actual amount of taxable income ultimately reported for fiscal 1999.

VICORP has guaranteed certain leases for 21 restaurant properties sold to others in 1986 and 18 restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately
$7.3 million and $9.5 million as of November 1, 1998 and October 31, 1997, respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.


Y2K

The Company completed a review of its computer systems during fiscal 1997, resulting in a decision to replace a large portion of the existing systems at a cost of approximately $12.5 million. Approximately $7.5 million of this amount was spent in fiscal 1998. The new systems are Year 2000 compliant.

As of January 4, 1999, the Company implemented Year 2000 compliant systems at its corporate headquarters. These new ERP (Enterprise Resource Planning) systems have been designed to provide the infrastructure to support corporate and field-based systems.

A system-wide rollout to all restaurants of a new back-of-house point-of-sale
(POS) system, as well as a modification of front-of-house systems to be Year 2000 compliant, is planned to begin in March 1999 with a targeted completion date of September 1, 1999. In-house testing of the new POS system is 85% complete and a pilot store test will begin February 1, 1999. The Company is in the process of developing a contingency plan for restaurant operations should the initial store testing and the rollout fall behind schedule.

The Company is currently conducting a review of its physical facilities in order to identify potential areas of embedded technology (heating, lighting, fixtures, and equipment, communications systems, waste treatment, emergency backup systems, etc.) that may not be Year 2000 compliant. The Company believes its exposure is limited in this area and is formulating plans to address any issues that may surface.

With respect to third parties, the Company has been in contact with and is preparing written communications to send to all third parties considered critical to the Company's ongoing operations. Written communication will request written confirmation from mission critical third parties of reasonable assurance that plans are being developed to ensure Year 2000 readiness. Reasonable assurance will include verification that critical third-party vendors have a plan in place for review of Year 2000 readiness for their supplier base. To the extent that critical third-party vendors do not provide the Company with satisfactory evidence of readiness, contingency plans will be developed and implemented by the Company by December 31, 1999.

The Company has sent written notice to franchisees regarding the need for Year 2000 readiness. Approximately one-half of the Company's franchise restaurants have plans in place to replace non-compliant restaurant-based systems with the Company's new Year 2000 ready POS system. All installations are targeted to be completed by October 1, 1999.

The Company does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were made utilizing numerous assumptions including the continued availability of certain resources, third-party modification plans, and other factors. Unanticipated failures by vendors and franchisees, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. In addition, any such unforeseen occurrences, if combined with failures of other third parties or public services beyond the Company's control, could have a material adverse effect on the Company's financial condition or results of operations. Consequently, there can be no assurance that the forward-looking estimates contained herein will be achieved and the actual cost could differ materially from the projections contained herein.

In the event they are needed, the Company's contingency plans, in management's estimate, will be in place by December 31, 1999.

Management Outlook

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


New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. Through November 1, 1998, the Company had no current or cumulative items of other comprehensive income that had been excluded from net income.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.
It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

In February 1998, the FASB issued statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available in which case the notes to the financial statements should include all available information and a description of the information not available. The Company expects no impact on its financial statements.

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

Charles R. Frederickson                    Richard E. Sabourin
President, Chief Executive Officer,        Executive Vice President/
  and Chairman of the Board                  Chief Financial Officer


Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying balance sheets of VICORP Restaurants, Inc.
(a Colorado corporation) as of November 1, 1998 and October 31,
1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc.
as of November 1, 1998 and October 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Denver, Colorado,
December 11, 1998.

VICORP Restaurants, Inc.
BALANCE SHEETS
                                                     November 1,     October 31,
(in thousands)                                              1998            1997
--------------------------------------------------------------------------------
ASSETS
Cash (Note 1)                                           $ 10,262        $  1,464
Receivables (Notes 1 and 2)                                3,655           4,105
Inventories (Note 1)                                       7,501           6,751
Deferred income taxes (Notes 1 and 9)                      3,617           5,000
Prepaid expenses and other (Note 1)                        2,192           1,190
--------------------------------------------------------------------------------
  Total current assets                                    27,227          18,510
--------------------------------------------------------------------------------
Property and equipment, net (Notes 1 and 3)              128,648         128,915
Deferred income taxes (Notes 1 and 9)                     35,547          38,619
Long-term receivables (Notes 1 and 2)                        869           1,342
Other assets (Note 1)                                      7,379           7,604
--------------------------------------------------------------------------------
Total assets                                            $199,670        $194,990
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt and
 capitalized lease obligations (Notes 1, 4 and 5)       $  1,711        $  1,585
Accounts payable, trade                                   21,847          14,083
Accrued compensation                                       6,013           4,119
Accrued taxes                                              8,629           8,276
Accrued insurance (Note 10)                                3,354           4,429
Other accrued expenses                                     5,208           4,580
--------------------------------------------------------------------------------
 Total current liabilities                                46,762          37,072
--------------------------------------------------------------------------------
Long-term debt (Notes 1 and 5)                                87          12,172
Capitalized lease obligations (Note 4)                     5,696           7,293
Non-current accrued insurance (Note 10)                    3,199           2,327
Other non-current liabilities and credits                  5,919           6,207

Commitments and contingencies (Notes 4, 5 and 10)

Shareholders' equity (Note 6)
Series A Junior Participating Preferred Stock,
 $.10 par value, 200,000 shares authorized,
 no shares issued                                             --              --
Common Stock, $.05 par value, 20,000,000
 shares authorized, 9,067,699 and 9,132,786
 shares issued and outstanding                               455             458
Paid-in capital                                           84,148          85,177
Retained earnings                                         53,404          44,284
--------------------------------------------------------------------------------
 Total shareholders' equity                              138,007         129,919
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $199,670        $194,990
================================================================================

The accompanying notes are an integral part of these financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS

                                                        Year ended
                                           -------------------------------------
                                           November 1,  October 31,  October 31,
(in thousands, except per share data)            1998         1997         1996
--------------------------------------------------------------------------------
Revenues
 Restaurant operations                       $342,654     $322,188     $339,937
 Franchise operations (Note 1)                  3,519        3,339        3,343
--------------------------------------------------------------------------------
                                              346,173      325,527      343,280
--------------------------------------------------------------------------------
Costs and expenses
 Restaurant operations
  Food                                        105,416      101,152      111,954
  Labor                                       112,047      104,371      108,929
  Other operating                              87,165       83,378       90,841
 General and administrative                    26,018       23,897       25,129
 Asset disposal, impairment, restructuring
  and related costs (Note 8)                       --           --        5,800
--------------------------------------------------------------------------------
Operating profit                               15,527       12,729          627

 Interest expense                              (1,547)      (2,569)      (4,014)
 Other income, net (Note 2)                       382          619          804
--------------------------------------------------------------------------------
Income (loss) before income taxes              14,362       10,779       (2,583)
Provision (benefit) for income taxes (Note 9)   5,242        3,880       (1,654)
--------------------------------------------------------------------------------
Net income (loss)                            $  9,120     $  6,899     $   (929)
================================================================================

Earnings (loss) per share (Note 1)
 Basic                                       $    .99     $    .76      $  (.10)
 Diluted                                     $    .98     $    .75      $  (.10)
================================================================================

The accompanying notes are an integral part of these financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS

                                                                    Year ended
                                                       -----------------------------------------
                                                       November 1,    October 31,    October 31,
(in thousands)                                               1998           1997           1996
------------------------------------------------------------------------------------------------
Operations
Net income (loss)                                        $  9,120       $  6,899       $   (929)
Reconciliation to cash provided by operations
 Depreciation and amortization                             19,486         19,746         21,088
 Deferred income tax provision(benefit)                     4,457          2,705         (1,950)
 Asset disposal, restructuring and related costs              269            490          6,173
 Other, net                                                  (491)          (286)          (296)
                                                       -----------------------------------------
                                                           32,841         29,554         24,086
Change in assets and liabilities
 Trade receivables                                            170           (171)          (289)
 Inventories                                                 (750)          (234)         2,080
 Accounts payable, trade                                    7,764          2,952         (5,395)
 Other current assets and liabilities                       1,325           (511)        (1,891)
 Non-current accrued insurance                                872         (3,022)          (744)
------------------------------------------------------------------------------------------------
Cash provided by operations                                42,222         28,568         17,847
------------------------------------------------------------------------------------------------
Investing activities
Purchase of property and equipment                        (21,054)       (16,410)        (7,922)
Sale (purchase) of other assets                               125           (329)          (425)
Disposition of property                                     1,005            881           (651)
Collection of non-trade receivables                         1,336            549            804
------------------------------------------------------------------------------------------------
Cash used for investing activities                        (18,588)       (15,309)        (8,194)
------------------------------------------------------------------------------------------------
Financing activities
Proceeds from issuance of debt                              1,300          2,100         45,500
Payments of debt and capital lease obligations            (15,186)       (16,240)       (57,889)
Purchase of common stock                                   (2,912)            --             --
Issuance of common stock                                    1,846            439             85
Other, net                                                    116            500             69
------------------------------------------------------------------------------------------------
Cash used for financing activities                        (14,836)       (13,201)       (12,235)
------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                 8,798             58         (2,582)
Cash at beginning of year                                   1,464          1,406          3,988
------------------------------------------------------------------------------------------------
Cash at end of year (Note 1)                             $ 10,262       $  1,464       $  1,406
================================================================================================

Supplemental information
Cash paid during the year for
 Interest (net of amount capitalized)                    $  1,589       $  2,535       $  4,102
 Income taxes                                                 382            369            313
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of significant accounting policies

Nature of operations
--------------------
VICORP operates family style restaurants primarily under the names "Bakers Square" and "Village Inn" and franchises restaurants under the Village Inn name. At November 1, 1998, VICORP operated 249 restaurants in 13 states, of which, 150 were Bakers Squares, and 99 were Village Inns. On that date, there were also 110 franchised Village Inn restaurants in 20 states. The restaurants operated by the Company are located primarily in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. The Company has a pie manufacturing division supporting its restaurants, which operates under the name VICOM. VICOM has three production facilities.

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

Fiscal year
-----------
The Company's current fiscal year ended on November 1. Future fiscal years will end on the last Sunday in October. The Company has determined to resume reporting on a 52/53 week fiscal year. Its quarterly reports for fiscal 1999 will consist of three quarters including 12 weeks and one quarter including 16 weeks.

Inventories
-----------
Inventories are valued at the lower of first-in, first-out cost or market value. Inventories consisted of the following (in thousands):

                                            November 1,         October 31,
                                                  1998                1997
                                            -----------         -----------
Food at production facilities
  and third party storage facilities
   Raw materials                              $  2,476            $  1,976
   Finished goods                                2,837               2,511
                                            -----------         -----------
                                                 5,313               4,487
Food at restaurants                              2,188               2,264
                                            -----------         -----------
                                              $  7,501            $  6,751
                                            ===========         ===========

Prepaid expenses
----------------
Prepaid expenses consist primarily of supplies, prepaid contract costs and restaurant preopening costs. Preopening costs are amortized over a one-year period following restaurant opening. At November 1, 1998 and 1997, $67,000 and no amounts, respectively, of preopening costs were reported as assets. The American Institute of Certified Public Accountants has released a statement of position that will prospectively require the costs of preopening activities to be expensed as incurred, which is effective as of the beginning of the Company's fiscal year 2000.

Depreciation and amortization
-----------------------------
Depreciation and amortization of property and equipment are provided using principally the straight-line method at rates based upon estimated useful lives of the assets, ranging from 20 to 40 years for buildings and 3 to 15 years for equipment and improvements. Amortization of leasehold rights and excess of cost over net assets acquired in purchase transactions is provided using the straight-line method, primarily over the remaining lives of location leases or assets acquired, generally 5 to 25 years. Deferred loan fees ($141,000 and $183,000 net of amortization at November 1, 1998, and October 31, 1997, respectively) are included in other assets and are amortized over the 3 year loan commitment period using the straight-line method (Note 5).

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

Net franchise revenues consisted of the following (in thousands):

                                              1998          1997          1996
                                          --------      --------      --------
Continuing service fees                   $  3,979      $  3,828      $  4,216
Initial and renewal fees                        63           111           169
Property rental income                         184           316           206
Interest income on franchisee notes            167           202           247
Equipment sales income                          18            14            42
Administrative expense                        (892)       (1,132)       (1,537)
                                          --------      --------      --------
Franchise revenues                        $  3,519      $  3,339      $  3,343
                                          ========      ========      ========

Advertising costs
-----------------
The Company expenses the production costs of advertising the first time the advertising takes place. Costs of media advertising are expensed when incurred, generally when airtime or print media is used. Direct response advertising is seldom used by the Company and is expensed when incurred.

Advertising expense for 1998, 1997 and 1996 was $7,982,000, $ 5,788,000, and
$6,653,000, respectively. At November 1, 1998 and October 31, 1997, no material amounts of advertising were reported as assets.

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

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's stock for the period, is applied to determine dilution from stock options. Stock options were excluded for fiscal 1996 as anti-dilutive because of the net loss reported for that year.

Weighted average common shares outstanding             1998           1997           1996
                                                  ---------      ---------      ---------
  Basic                                           9,209,628      9,096,628      9,049,501
  Effect of dilutive common stock options            52,521         48,075         --
                                                  ---------      ---------      ---------
  Diluted                                         9,262,149      9,144,703      9,049,501
                                                  =========      =========      =========

* The number of potentially issuable shares as of October 31, 1997 has been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

Statements of cash flows
------------------------
The Company considers all highly liquid investments and debt instruments with original maturities of three months or less to be cash equivalents.

New Accounting Standards
------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. Through November 1, 1998, the Company had no current or cumulative items of other comprehensive income that had been excluded from net income.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

In February 1998, the FASB issued statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available in which case the notes to the financial statements should include all available information and a description of the information not available. The Company expects no impact on its financial statements.

Note 2.  Receivables

Receivables consisted of the following:

                                                 November 1,        October 31,
(in thousands)                                         1998               1997
------------------------------------------------------------------------------
Trade receivables                                  $  3,094           $  3,253
Notes receivable                                      2,141              3,530
Discounts                                               (68)              (660)
Allowance for doubtful accounts                        (643)              (676)
------------------------------------------------------------------------------
Receivables, net                                      4,524              5,447
Current portion                                       3,655              4,105
------------------------------------------------------------------------------
Long-term portion                                  $    869           $  1,342
------------------------------------------------------------------------------

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

Note 3.  Property and equipment

Property and equipment consisted of the following:

                                                 November 1,        October 31,
(in thousands)                                         1998               1997
------------------------------------------------------------------------------
Property and equipment used in operations
 Land                                              $ 22,540           $ 20,121
 Buildings and improvements                         126,935            124,428
 Equipment                                          111,376            110,176
 Construction in progress                            10,051              1,455
Restaurant property leased to others                  7,947              7,169
Accumulated depreciation                           (154,629)          (141,576)
------------------------------------------------------------------------------
                                                    124,220            121,773
------------------------------------------------------------------------------
Capitalized lease buildings                           8,514              8,524
Accumulated amortization                             (4,849)            (4,507)
------------------------------------------------------------------------------
                                                      3,665              4,017
------------------------------------------------------------------------------
Properties held for disposal, net                     3,119              7,794
Allowance for loss on disposal                       (2,356)            (4,669)
------------------------------------------------------------------------------
Property and equipment, net                        $128,648           $128,915
==============================================================================

Depreciation and amortization expense charged to operations for property and equipment was $18,790,000 in 1998, $19,222,000 in 1997, and $20,555,000 in 1996.

At November 1, 1998, all of the Company's fee owned properties were free of mortgages, pledges or other liens.

Note 4.  Leases

The Company is the prime lessee under various land and building leases for restaurants operated by it and certain of its franchisees. Additionally, the Company leases certain bakery production facilities as well as various equipment. The leases have initial terms generally ranging from 15 to 35 years and, in certain instances, provide for renewal options ranging from 5 to 20 years. Some of the leases contain purchase options at the end of the lease terms. Many of the leases contain escalation clauses, either predetermined or based upon inflation. Most of the leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of the agreements require payment of taxes, insurance and maintenance costs. The implicit interest rates range from 6.5% to 14.2% for capital leases.

The Company as prime lessee has entered into sublease agreements with franchisees and others on certain locations that are not operated by the Company. These leases generally have terms similar to the prime lease with the sublessee assuming the Company's obligations to pay taxes, insurance and maintenance costs.

Following is a summary as of November 1, 1998, of future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more:

                                                                       Lease and
                                             Capital     Operating      sublease
(in thousands)                                leases        leases       rentals
--------------------------------------------------------------------------------
1999                                        $  2,341      $ 14,394      $ (2,434)
2000                                           2,123        13,343        (2,205)
2001                                           1,911        12,503        (1,918)
2002                                           1,414         8,441        (1,492)
2003                                             740         6,668          (904)
Later years                                    1,109        28,075        (2,938)
--------------------------------------------------------------------------------
Total minimum lease payments                $  9,638      $ 83,424      $(11,891)
                                            ====================================
Less amount representing interest              2,378
----------------------------------------------------
Present value of minimum lease payments        7,260
Current maturities of capitalized
 lease obligations                             1,564
----------------------------------------------------
Capitalized lease obligations               $  5,696
====================================================

Net rental expense consisted of the following:

(in thousands)                                  1998          1997          1996
--------------------------------------------------------------------------------
Restaurant land and buildings
 Minimum rentals                            $ 13,956      $ 13,892      $ 14,239
 Contingent rentals                            2,556         2,357         2,441
Equipment                                         85            66           742
--------------------------------------------------------------------------------
Rental expense                                16,597        16,315        17,422
Less lease and sublease rental income          3,368         3,271         3,198
--------------------------------------------------------------------------------
Net rental expense                          $ 13,229      $ 13,044      $ 14,224
================================================================================

Note 5.  Debt

Long-term debt consisted of the following:

                                           November 1,      October 31,
(in thousands)                                   1998             1997
----------------------------------------------------------------------
Advances under bank credit agreement         $     --         $ 12,100
Other long-term debt                              234              155
----------------------------------------------------------------------
                                                  234           12,255
Current maturities                                147               83
----------------------------------------------------------------------
Long-term debt                               $     87         $ 12,172
======================================================================

On December 19, 1997, the Company accepted an amended and restated credit agreement which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The maturity date of the amended agreement is February 28, 2001.

Advances under the amended and restated agreement bear interest at the higher of the Federal Funds rate plus 1/2 of 1% or the lender's Prime Rate, or the Company may elect to borrow at the lender's Eurodollar rate plus 1% to 1 5/8%. In addition, the Company is required to pay fees equal to 1/4 to 3/8 of 1% per annum on unused portions of the commitment, and 1% to 1 5/8% per annum on issued letters of credit.

The unused commitment and letter of credit fees and the margin on Eurodollar borrowings are adjusted based on the Company's debt-to-capitalization ratio and fixed charge coverage ratio. At the time of the closing of the amended and restated agreement, the Company qualified for minimum rates and fees provided in the agreement.

During 1998, the largest aggregate outstanding balance under the Company's bank facilities was $13,400,000. The average balance outstanding was $4,086,000 and the average interest rate was 6.98%. At November 1, 1998, the Company had placed letters of credit totaling $1,850,000 in connection with its insurance programs. At November 1, 1998, the Company had no outstanding debt under its credit agreement.

The credit agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions and franchise guarantees.

Principal amounts of other long-term debt outstanding as of November 1, 1998 due during each of the five succeeding fiscal years were $147,000 in 1999, $46,000 in the year 2000, $41,000 in 2001, and none in the years 2002 and 2003.

The Company incurred $1,553,000, $2,573,000, and $4,014,000 of interest charges in 1998, 1997, and 1996, respectively. Of these amounts, $6,000 was capitalized in 1998, $4,000 was capitalized in 1997, none was capitalized in 1996.

Note 6.  Shareholders' equity

The Company's authorized preferred stock consists of 5,000,000 $.10 par value shares issuable in series. The rights of each series are to be determined by the Company's Board of Directors.

At various times since August 1992, the Company's Board of Directors has authorized the purchase of shares of the Company's common stock. On October 2, 1998, the board authorized the repurchase of up to 900,000 shares. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. At November 1, 1998, authorization to purchase an additional 686,300 common shares was available. During 1998, 213,700 shares were purchased.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $28,878,000 of consolidated retained earnings were unrestricted at November 1, 1998, as to the declaration of cash dividends and the acquisition of the Company's common stock.

The following table summarizes shareholders' equity activity:

                                              Common stock                                       Total
                                            -----------------       Paid-in      Retained        shareholders'
(in thousands, except share data)           Shares     Amount       capital      earnings        equity
---------------------------------------------------------------------------------------------------------
Balances at October 31, 1995             9,044,026        452        84,332        38,314        123,098
Net loss                                        --         --            --          (929)          (929)
Common stock options exercised
 including income tax benefit               11,000          1            99            --            100
---------------------------------------------------------------------------------------------------------
Balances at October 31, 1996             9,055,026        453        84,431        37,385        122,269
Net income                                      --         --            --         6,899          6,899
Common stock options exercised
 including income tax benefit               82,900          5           797            --            802
Employee Stock Purchase Plan                14,860          1           168            --            169
Purchase of common shares                  (20,000)        (1)         (219)           --           (220)
---------------------------------------------------------------------------------------------------------
Balances at October 31, 1997             9,132,786        458        85,177        44,284        129,919
Net income                                      --         --            --         9,120          9,120
Common stock options exercised
 including income tax benefits             139,001          7         1,741            --          1,748
Employee Stock Purchase Plan                 9,612          1           131            --            132
Purchase of common shares                 (213,700)       (11)       (2,901)           --         (2,912)
---------------------------------------------------------------------------------------------------------
Balances at November 1, 1998             9,067,699        455        84,148        53,404        138,007
=========================================================================================================

Note 7.  Stock option, stock purchase and profit-sharing plans

The Company has stock option plans which generally provide for granting options to any employees and non-employee directors of the Company at exercise prices not less than the market value of the common stock on the date of the grant. The options generally vest over three years and expire ten years after the date of grant or three months after employment termination, whichever occurs first.

In October 1996, the Company adopted an Employee Stock Purchase Plan under which any eligible employee who has completed 12 months of employment may contribute up to $25,000 of their annual earnings toward the quarterly purchase of the Company's common stock. The common stock will be purchased from the Company at 85% of the quarter-end market value. There are no charges or credits to income in connection with the plan. The Company has reserved 500,000 common shares for issuance under the plan which terminates on September 30, 2001. Under this plan, 9,612 shares were issued in fiscal 1998 and 14,860 shares were issued in fiscal 1997.

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

The Company has an employees' profit-sharing plan, established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of the participants while participating. Any full-time employee, or any part-time employee meeting a one-thousand (1,000) hour service requirement with the Company, is eligible to participate. Assets of the profit-sharing plan can be invested in the Company's common stock or among several other alternatives. The Company's expenses related to contributions to the plan in 1998, 1997 and 1996 were $531,000, $515,000, and $473,000, respectively.

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

The Company has elected to account for its stock-based compensation plans using the intrinsic value based method of APB No. 25. For pro forma disclosure purposes, the Company has computed the value of all options granted during 1998, 1997, and 1996 using the Black-Scholes option pricing model and the following assumptions:

                                                 1998          1997        1996
                                                 ----          ----        ----
Risk-free weighted average interest rate.....     4.9%          6.7%        6.7%
Expected dividend yield......................       0%            0%          0%
Expected weighted average lives..............    6.28 yrs      6.25 yrs    6.25 yrs
Expected volatility..........................    44.3%         44.7%       44.7%

The aggregate estimated fair value of stock options granted in 1998, 1997 and 1996 was $1,208,000 and $73,000, and $2,917,000 respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. If the Company had accounted for its employee stock compensation plans in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                                                         Years Ended

                                      November 1,         October 31,           October 31,
                                        1998                 1997                  1996
                                        ----                 ----                  ----
Net Income (Loss)
As Reported                           $ 9,120             $ 6,899               $  (929)
Pro Forma                             $ 8,966             $ 6,472               $(1,402)

Net Income (Loss) per Common
 and Common Equivalent Share
As Reported                           $  0.98             $  0.75               $  (.10)
Pro Forma                             $  0.97             $  0.71               $  (.15)

A summary of the status of the Company's stock option plans at November 1, 1998 and October 31, 1997 together with changes during the periods then ended are presented in the following table:

                                                              Years Ended

                                 November 1,                   October 31,                 October 31,
                                   1998                           1997                        1996
                                   ----                           ----                        ----
                                  Weighted                     Weighted                    Weighted
                                  Average                      Average                     Average
                                  Exercise                     Exercise                    Exercise
                     Options       Price        Options         Price       Options         Price
                    ------------------------------------------------------------------------------
Outstanding at
 beginning of year   641,518      $13.96        868,300         $12.72      677,898         $16.88
Grants               164,000      $15.81         14,000         $12.25      534,000         $11.70
Exercised           (139,001)     $12.37       (122,900)*       $ 5.82      (11,000)        $ 7.69
Canceled            (222,517)     $12.87       (117,882)        $13.08     (332,598)        $21.09
                    ---------                  ---------                   ---------
Outstanding at
 end of year         444,000      $15.68        641,518         $13.96      868,300         $12.20
                    ========                    =======                     =======

* Includes 40,000 shares exercised by presenting 14,285 previously owned shares. The issuance of 25,715 net shares to the employee has been deferred.

The following table summarizes information about the stock options outstanding and exercisable as of November 1, 1998:

                                    Options Outstanding      Options Exercisable
                                    -------------------      -------------------

                                    Weighted                          Number
                                     Average     Weighted        Exercisable       Weighted
                                   Remaining      Average                 At        Average
Range of          Options        Contractual     Exercise        November 1,       Exercise
Exercise Prices   Outstanding           Life        Price               1998          Price
---------------   -----------           ----        -----               ----          -----
$11.50             100,000        7.80 years       $11.50             50,000         $11.50
$12.25-$13.25       16,000        7.45 years       $12.38             16,000         $12.38
$14.25             100,000        9.92 years       $14.25                 --         $   --
$14.50-$17.00      122,000        3.31 years       $16.12            120,000         $16.15
$18.25-$26.00      106,000        6.96 years       $20.98             68,500         $22.48
                   -------                                           -------

$11.50-$26.00      444,000        6.83 years       $15.68            254,500         $16.70
                   =======                                           =======

Note 8.  Asset disposal, impairment and related costs

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

In 1994, a $23,000,000 charge was recorded principally related to a plan to close and dispose of 50 restaurants that had declining sales and profits and that were in trade areas no longer considered appropriate for the Company's operating concepts. The disposition plan also included a portion of the Company's manufacturing and distribution operations which were no longer economical to operate. The disposal charge consisted of estimates to reduce the carrying amounts of assets to net realizable value, accruals for closure and carrying costs, and losses on sublease dispositions where it was expected that sublease rentals would be lower than the Company's obligations under the prime lease. Included in the 1994 charge was an impairment of assets of $2,287,000 for four restaurant properties with projected cash flows insufficient to recover remaining investments.

As of the end of fiscal 1996, the Company had closed all the restaurants related to the above mentioned disposal plans. In 1996, the Company closed its bakery facilities in Denver, Colorado and Orlando, Florida. Additionally, in 1996 the Company closed two restaurants which were not included in the disposal plans. In 1997, the Company closed six restaurants which were not included in the disposal plans. In 1998, the Company closed one restaurant which was not included in the disposal plans.

Operating results for the closed restaurants for the past three fiscal years were as follows (in thousands):

                                          1998       1997        1996
                                         ------     ------      ------
Sales                                     $146     $4,098     $14,534
Restaurant operating profit (loss)         (26)       (37)       (719)

As of November 1, 1998, the Company had $3,582,000 of reserves remaining to provide for the disposal of fifteen properties, including seven closed prior to 1994. The reserves consisted of $2,488,000 to reduce the disposal property to net realizable value and $1,094,000 to provide for carrying costs and sublease losses. The Company believes that these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties. During 1998, $619,000 of closure and carrying costs were charged against the established liability.

Note 9. Income taxes

The total provisions for income taxes consisted of the following:

(in thousands)                            1998        1997        1996
-----------------------------------------------------------------------
Current
 Federal                               $   300     $   200     $    75
 States                                    481         642         205
-----------------------------------------------------------------------
                                           781         842         280
-----------------------------------------------------------------------
Deferred
 Federal                                 4,008       2,084      (2,063)
 States                                    449         623         113
-----------------------------------------------------------------------
                                         4,457       2,707      (1,950)
-----------------------------------------------------------------------
Total provision for income taxes       $ 5,238     $ 3,549     $(1,670)
=======================================================================

The components of the provision for income taxes included in the Company's statements of operations were as follows:

(in thousands)                            1998        1997        1996
-----------------------------------------------------------------------
Current
 Taxes on income before
 carryforwards                          $6,064      $3,876      $  280
 Less benefit of loss
 carryforwards utilized                 (5,283)     (3,034)         --
-----------------------------------------------------------------------
                                           781         842         280
-----------------------------------------------------------------------
Deferred
 Tax effect of net change in
 temporary differences                     126         234         858
 Utilization of (addition to)
 tax net operating loss carryforward     5,283       3,034      (1,734)
 FICA tax credit                          (698)       (815)       (999)
 AMT credit                               (254)       (109)        (75)
 Expiration of net operating
 loss carryforwards                     20,046          --          --
 Expiration of tax credit
 carryforwards                           1,009         363          --
 Change in valuation allowance         (21,055)         --          --
------------------------------------------------------------------------
                                         4,457       2,707      (1,950)
------------------------------------------------------------------------
Tax effect of deduction for
exercised stock options credited
to paid-in capital                           4         331          16
------------------------------------------------------------------------
Income tax expense (benefit)           $ 5,242      $3,880     $(1,654)
========================================================================

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate to income before income taxes as follows:

(in thousands)                            1998      %          1997      %        1996      %
-------------------------------------------------------------------------------------------------
Computed federal income taxes
 using statutory rate                  $ 5,027   35.0%      $ 3,773    35.0%    $ (904)  (35.0%)
FICA tax credit                           (698)  (4.9)         (815)   (7.5)      (999)  (38.7)
AMT credit                                (300)  (2.0)         (109)   (1.0)       (75)   (2.9)
State income taxes net of federal
income tax effect                          605    4.2           822     7.6        207     8.0
Expiration of tax credit
carryforwards                               --     --           363     3.4         --      --
Other                                      608    4.2          (154)   (1.5)       117     4.6
-------------------------------------------------------------------------------------------------
                                       $ 5,242   36.5%      $ 3,880    36.0%   $(1,654)  (64.0%)
=================================================================================================

The Company had federal taxable income (loss) for tax purposes and book income (loss) before income taxes as follows:

(in thousands)                            1998         1997         1996
-------------------------------------------------------------------------
Federal taxable income (loss)          $14,051      $ 6,894     $ (4,033)
Book income (loss) before income
taxes                                   14,362       10,779       (2,583)

Federal taxable income is generally less than book income before income taxes due to state income taxes and temporary differences.

The components of the net deferred tax assets were as follows:

(in thousands)                                         1998        1997
------------------------------------------------------------------------
Deferred tax assets
 Tax effect of net operating
 loss carryforwards                                $ 52,639    $ 77,968
 Tax credit carryforwards                             2,835       3,844
 FICA tax credit                                      4,041       3,343
 Alternative minimum tax credits                      2,603       2,349
 Accrued insurance claims not yet deductible          2,432       2,548
 Leasing transactions                                 2,552       3,169
 Property and equipment                               1,688         386
 Other                                                3,915       4,401
------------------------------------------------------------------------
                                                     72,705      98,008
 Valuation allowance                                (31,945)    (53,000)
------------------------------------------------------------------------
Deferred tax assets, net of allowance                40,760      45,008
------------------------------------------------------------------------
Deferred tax liabilities                             (1,596)     (1,389)
------------------------------------------------------------------------
Net deferred tax assets                              39,164      43,619
Current portion                                       3,617       5,000
------------------------------------------------------------------------
Long-term portion                                   $35,547     $38,619
========================================================================

As of November 1, 1998, the Company had federal net operating loss ("NOL") carryforwards totaling $140,371,000 which expire $112,880,000 in 1999, $6,146,000 in 2001, $17,588,000 in 2010 and $3,757,000 in 2011. The
Company also has investment tax credit ("ITC") carryforwards totaling $2,289,000 which expire in 1999 and 2000. The Company has established a valuation allowance for the deferred tax assets related to these carryforwards because the ITC carryforwards are not expected to be realized and only a portion of the operating loss carryforwards are expected to be applied against future taxable income before they expire. The remaining valuation allowance at November 1, 1998, is based on an assumption that the Company will report taxable income in 1999 of approximately $34 million. To the extent actual taxable income for fiscal 1999 varies from the assumed amount, an adjustment to the valuation allowance will be required. Actual taxable income for fiscal 1998 was approximately $14 million. Management is currently pursuing certain tax planning strategies it believes can be implemented to increase taxable income currently projected for fiscal 1999 to at least $34 million. However, there can be no assurance these tax planning strategies will be successfully implemented and the adequacy of the allowance is principally dependent on the actual amount of taxable income ultimately reported for fiscal 1999.

Note 10.  Commitments and contingencies

Prior to fiscal 1998, the Company retained a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liability and property areas. Traditional insurance coverage was obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. The Company has provided letters of credit totaling $1,850,000 in connection with certain of these insurance programs. For its fiscal 1998 the Company obtained traditional insurance coverages for its insurable risks, with the exception of medical and dental coverage.

The Company is involved in various lawsuits and claims arising from the conduct of its business and has guaranteed certain indebtedness and leases of its franchisees and others. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On September 28, 1998, two class actions were commenced in the Superior Court of Los Angeles County, California.

The first, Kirk v. VICORP Restaurants, Inc., Case No. BC-198202, was brought by a former manager of a California Bakers Square Restaurant.
Allegations in the amended complaint assert violations by VICORP of California wage and hour laws and regulations concerning overtime wages. The Plaintiff is seeking class certification, injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

The second, Schroeder v. VICORP Restaurants, Inc., Case No. BC-198203, was brought by a former server at a California Bakers Square Restaurant. The Plaintiff alleges VICORP has violated California statutes or regulations concerning the payment of wages, tip pooling, reimbursement for uniform expenses, failure to remit tips, the improper charging of walkouts to servers. Class certification is requested, as well as injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962. This action was brought by a former manager of California Bakers Square Restaurant. The Plantiff is seeking damages, statutory penalties, injunctive and declaratory relief, the disgorgement of amounts by which VICORP has been unjustly enriched, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages and of the California Business and Professional Code.

The Company believes it has meritorious defenses to each of the claims in both actions and it intends to vigorously defend them. Management believes that the Company will ultimately prevail and that the final resolution of the complaints will not have a material effect on its results of operations or financial position. The cost of defense for these class actions will be recognized as incurred.

VICORP has guaranteed certain leases for 21 restaurant properties sold to others in 1986 and 18 restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $7.3 million and $9.5 million as of November 1, 1998 and October 31, 1997, respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss; however, the Company has not been required to make payments with respect to these guarantees and presently has no reason to believe any payments will be required in the future. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.

At November 1, 1998, the Company had contractual commitments for restaurant construction of approximately $1,450,000.

Note 11. Quarterly financial data (unaudited)

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                                      Quarter ended
                                 -------------------------------------------------------------
                                   January 31,      April 30,       July 31,      November 1,
                                          1998           1998           1998             1998
                                     (92 days)      (89 days)      (92 days)        (93 days)
----------------------------------------------------------------------------------------------
Revenues                              $87,377        $82,946        $88,179          $87,671
Restaurant operating income             9,316          8,659         10,406            9,645
Net income                              2,291          1,899          2,787            2,143
Net income per share-diluted              .25            .21            .30              .23
==============================================================================================

                                                      Quarter ended
                                 -------------------------------------------------------------
                                   January 31,      April 30,       July 31,      October 31,
                                          1997           1997           1997             1997
                                     (92 days)      (89 days)      (92 days)        (92 days)
----------------------------------------------------------------------------------------------
Revenues                              $83,930        $79,316        $81,575          $80,706
Restaurant operating income             8,678          8,237          8,398            7,974
Net income                              1,826          1,733          1,902            1,438
Net income per share-diluted              .20            .19            .21              .16
==============================================================================================

Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 1999 Annual Meeting of Shareholders. Such statement will be filed no later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The following Statements of VICORP
        Restaurants, Inc. are filed as part of this report:

        Management's Report on Financial Statements.

        Report of Independent Public Accountants.

        Balance Sheets - November 1, 1998 and October 31, 1997.

        Statements of Operations - Years ended November 1, 1998, October 31, 1997 and October 31, 1996.

        Statements of Cash Flows - Years ended November 1, 1998, October 31, 1997 and October 31, 1996.

        Statements of Shareholders' Equity - Years ended November 1, 1998, October 31, 1997 and October 31, 1996 as presented in Note 6 of Notes to Financial Statements.

(a) (2) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein beginning on page 33.

        Report of Independent Public Accountants on Financial Statement
        Schedule.

        Schedule II - Valuation and Qualifying Accounts for the years ended November 1, 1998, October 31, 1997 and October 31, 1996.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 36.

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

(b)     Reports on Form 8-K filed in fourth quarter of 1998:

           None.

(c)     Exhibits filed with this report are attached hereto.

(d)     Financial statement schedules filed with this report follow:

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the financial statements of VICORP Restaurants, Inc. included in this form 10-K and have issued our report thereon dated December 11, 1998.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Denver, Colorado,
December 11, 1998.


                                          VICORP Restaurants, Inc.
                             Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                For the Three Years Ended November 1, 1998
                                              (in thousands)


Column A                              Column B               Column C             Column D        Column E
---------                             ---------              ---------            ---------       ---------
                                                             Additions
                                                     -------------------------
                                      Balance at        Charged      Charged                       Balance
                                       beginning        to costs     to other                       at end
Description                            of period      and expenses   accounts     Deductions      of period
------------                          -----------     ------------   --------     ----------      ----------
Year ended November 1, 1998:
  Allowance for doubtful accounts      $    676        $    22      $   220 <F3>   $   275 <F1>     $    643
  Discounts and deferred gains              660             46           --            638 <F4>           68
  Allowance for loss on disposal          4,800             --           --          2,312 <F1>        2,488
  Accumulated amortization                6,705            772           --             70 <F1>        7,407
                                       ---------       --------     --------       --------         ---------
                                       $ 12,841        $   840      $   220        $ 3,295          $ 10,606
                                       =========       ========     ========       ========         =========

Year ended October 31, 1997:
  Allowance for doubtful accounts      $    704        $    42      $   175 <F3>   $   245 <F1>     $    676
  Discounts and deferred gains              687            (39)          12 <F3>        --               660
  Allowance for loss on disposal          5,806             --           --          1,006 <F1>        4,800
  Accumulated amortization                6,038            697           --             30 <F2>        6,705
                                       ---------       --------     --------       --------         ---------
                                       $ 13,235        $   700      $   187        $ 1,281          $ 12,841
                                       =========       ========     ========       ========         =========

Year ended October 31, 1996:
  Allowance for doubtful accounts      $  2,268        $    32      $   189 <F3>   $ 1,785 <F1>     $    704
  Discounts and deferred gains              750            (63)          --             --               687
  Allowance for loss on disposal          6,852          2,915           --          3,961 <F1>        5,806
  Accumulated amortization                5,674            642           --            278 <F2>        6,038
                                       ---------       --------     --------       --------         ---------
                                       $ 15,544        $ 3,526      $   189        $ 6,024          $ 13,235
                                       =========       ========     ========       ========         =========

<F1>  Charges to the accounts for purposes for which the reserves were created.
<F2>  Asset dispositions and write-offs of fully amortized assets.
<F3>  Establishment of reserves by charges directly to income.
<F4>  Recognition of deferred gain.

Year-end balances are reflected in the Balance Sheets as follows:

                                            November 1,        October 31,
                                               1998               1997
                                            -----------        -----------
Deducted from current receivables           $    562           $    567
Deducted from property and equipment           2,357              4,669
Deducted from long-term receivables              149                769
Deducted from other assets                     7,538              6,836
                                            ---------          ---------
                                            $ 10,606           $ 12,841
                                            =========          =========

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

10          - Material Contracts
              *(i) Franchise Operating Agreement - Registration Statement 2-83326, Exhibit 10(b).
              *(ii) U. S. $40,000,000 Amended and Restated Credit Agreement
                    dated December 19, 1997 between Vicorp Restaurants, Inc. and NationsBank of Texas, N.A. and U. S. Bank National Association-Form 10-K for the year ended October 31, 1997.
              (iii) Executive Compensation Plans and Arrangements
                   *(a) VICORP Restaurants, Inc. Outstanding Stock Purchase Plan (1989)
                         - Registration Statement 33-32608, Exhibit 4(h).
                   *(b)  VICORP Restaurants, Inc. Stock Purchase Plan
                         - Registration Statement 333-11003, Form S-8 dated August 28, 1996.
                   *(c)  Deferred Compensation Plan of VICORP
                         Restaurants, Inc. dated May 1, 1996 - Form 10-Q/A for the quarter ended July 31, 1996, Exhibit 10(iii).
                   *(d)  Severance Agreement Charles R. Frederickson
                         - Form 10-K for the year ended October 31, 1993,
                         Exhibit 10(vi).
                   *(e) Employment Agreement for Richard E. Sabourin dated July 25, 1996 - Form 10-Q for the quarter ended
                         July 31, 1996, Exhibit 10(ii)(b).
                   *(f) Stock Option Agreement of Richard E. Sabourin dated August 19, 1996 - Form 10-Q for the quarter ended
                         July 31, 1996, Exhibit 10(ii)(d).
                    (g)  Amended and Restated 1982 Stock Option Plan.
                    (h)  Amended and Restated 1983 Stock Option Plan.
                    (i) Form Severance Agreement (Executive Officers excluding Frederickson) - Form 10-Q for the quarter ended
                         July 31, 1998.
                    (j) Stock Option Agreement of Robert E. Kaltenbach dated April 9, 1998.


23        - Consents of Accountants
24        - Power of Attorney
27        - Financial Data Schedule



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of January, 1999.

                             VICORP Restaurants, Inc. (Registrant)


                             By  /s/ Charles R. Frederickson
                                 -------------------------------
                                 Charles R. Frederickson,
                                 Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 20, 1999 on behalf of the registrant and in the capacities indicated.

     Signature                              Title
     ---------                              -----

 /s/ Charles R. Frederickson                Chairman of the Board
 ---------------------------                President and Chief
    (Charles R. Frederickson)               Executive Officer


 /s/ Richard E. Sabourin                    Executive Vice
 -----------------------                    President/Chief Financial Officer
    (Richard E. Sabourin)                   (Principal Financial
                                            and Accounting Officer)


 /s/ Charles R. Frederickson
 ---------------------------
    (Charles R. Frederickson)*


* Charles R. Frederickson, as attorney-in-fact for Carole Lewis Anderson, Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.