Form 10-K/A
period 1998-11-01
VICORP RESTAURANTS INC
filed 1999-02-11
CIK 703799

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

                              AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report of 1998 on Form 10-K as set forth in the pages attached hereto:

     Exhibit 10 is hereby added, which exhibits add the Option
Agreement of Robert E. Kaltenbach dated April 9, 1998; the Option
Agreement of Robert E. Kaltenbach dated October 2, 1998; the Option
Agreement of Joseph F. Trungale dated October 2, 1998; Incentive Program Document Defined Positions of Officers and Directors dated December 14, 1998: the Incentive Program Document President/Bakers Square dated December 14, 1998; and the Incentive Program Document President/Village Inn dated
December 14, 1998.

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

Date: February 11, 1999
Commission File Number 0-12343


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

10          - Material Contracts
              * (i) Franchise Operating Agreement - Registration Statement
                    2-83326, Exhibit 10(b).
              *(ii) U. S. $40,000,000 Amended and Restated Credit Agreement
                    dated December 19, 1997 between Vicorp Restaurants, Inc. and NationsBank of Texas, N.A. and U. S. Bank National Association - Form 10-K for the year ended October 31, 1997.
              (iii) Executive Compensation Plans and Arrangements
                *(a) VICORP Restaurants, Inc. Outstanding Stock Purchase Plan
                     (1989) - Registration Statement 33-32608, Exhibit 4(h).
                *(b) VICORP Restaurants, Inc. Stock Purchase Plan -
                     Registration Statement 333-11003, Form S-8 dated
                     August 28, 1996.
                *(c) Deferred Compensation Plan of VICORP Restaurants, Inc.
                     dated May 1, 1996 - Form 10-Q/A for the quarter ended July 31, 1996, Exhibit 10(iii).
                *(d) Severance Agreement Charles R. Frederickson - Form 10-K
                     for the year ended October 31, 1993, Exhibit 10(vi).
                *(e) Employment Agreement for Richard E. Sabourin dated
                     July 25, 1996 - Form 10-Q for the quarter ended July 31, 1996, Exhibit 10(ii)(b).
                *(f) Stock Option Agreement of Richard E. Sabourin dated
                     August 19, 1996 - Form 10-Q for the quarter ended
                     July 31, 1996, Exhibit 10(ii)(d).
                *(g) Amended and Restated 1982 Stock Option Plan - Form 10-K
                     for the year ended October 31, 1997, Exhibit 10(iii)(j).
                *(h) Amended and Restated 1983 Stock Option Plan - Form 10-K
                     for the year ended October 31, 1997, Exhibit 10(iii)(b).
                *(i) Form Severance Agreement (Executive Officers excluding
                     Frederickson) - Form 10-Q for the quarter ended July 31, 1998.
                 (j) Stock Option Agreement of Robert E. Kaltenbach dated
                     April 9, 1998.
                 (k) Stock Option Agreement of Robert E. Kaltenbach dated
                     October 2, 1998.
                 (l) Stock Option Agreement of Joseph F. Trungale dated
                     October 2, 1998.
                 (m) Incentive Program Document Defined Positions of Officers
                     and Director dated December 14, 1998.
                 (n) Incentive Program Document of President/Bakers Square
                     dated December 14, 1998.
                 (o) Incentive Program Document of President/Village Inn
                     dated December 14, 1998.

23          - Consent of Accountants
24          - Power of Attorney
27          - Financial Data Schedule