Form 10-K/A
period 1998-11-01
VICORP RESTAURANTS INC
filed 1999-02-26
CIK 703799

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                   AMENDMENT TO ANNUAL REPORT
        PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                    VICORP Restaurants, Inc.
     (Exact name of registrant as specified in its charter)


                         AMENDMENT NO. 2


The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual
Report of 1998 on Form 10-K as set forth in the pages attached hereto:

The information comprising Part III, Item 10. Directors and
Executive Officers of the Registrant; Item 11. Executive
Compensation; Item 12. Security Ownership of Certain Beneficial
Owners and Management; and Item 13. Certain Relationships and
Related Transactions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VICORP Restaurants, Inc.
                                   (Registrant)


                              By /s/ Richard E. Sabourin
                                 ------------------------
                              Richard E. Sabourin
                              Executive Vice President/
                              Chief Financial Officer


Date: February 26, 1999
Commission File Number 0-12343


Item 10. Directors and Executive Officers of the Registrant.

Directors of the Company

                                                                   Served as
                                                                   a director
Name and Age                          Position                       since
------------                          --------                     ----------
Carole Lewis Anderson, 54        Director of the Company           April 1991

Bruce B. Brundage, 63            Director of the Company           August 1988

Charles R. Frederickson, 61      Chairman of the Board, Chief      June 1968
                                 Executive Officer and President
                                 of the Company

John C. Hoyt, 71                 Director of the Company           October 1982

Robert T. Marto, 53              Director of the Company           August 1989

Dudley C. Mecum, 64              Director of the Company           December 1989

Dennis B. Robertson, 61          Director of the Company           August 1988

Hunter Yager, 69                 Director of the Company           April 1996

Arthur Zankel, 66                Director of the Company           October 1988

    Carole Lewis Anderson became a director in April 1991. Since June 1995, she has been a principal of Suburban Capital Markets, Inc., a commercial real estate mortgage company. Prior to that time, she was the President of MASDUN Capital Advisors, a private investment banking company which engages in corporate and real estate finance. Ms. Anderson is also a trustee of AARP Cash Investment Funds, AARP Growth Trust, AARP Income Trust, AARP Managed Investment Portfolios Trust, and AARP Tax-Free Income Trusts.

     Bruce B. Brundage became a director of the Company in August 1988. Since 1973, Mr. Brundage has been the President of Brundage & Company, a Denver-based company specializing in the private placement of long-term financing and the negotiation, appraisal and arrangement of mergers and acquisitions. Mr. Brundage is also a director of Black Hills Corporation.

     Charles R. Frederickson, a director of the Company since
1968, was appointed to the position of Chairman of the Board in November 1986, and to the positions of Chief Executive Officer and President in May 1998.

     John C. Hoyt, a director since October 1982, has for more than the past five years been an officer, director, and controlling shareholder of Midwest Pancake Houses, Inc., which is a Village Inn franchisee. See Certain Relationships and Related
Transactions.

     Robert T. Marto, a private investor, has been a director since August 1989. He was the President and Chief Executive
Officer of White River Corporation from December 1993 to December
1997.

     Dudley C. Mecum became a director in December 1989. He is currently a Managing Director in Capricorn Holdings LLC, a leveraged buy-out fund. From August 1989 until January 1997, Mr. Mecum was a partner in G.L. Ohrstrom & Company. Mr. Mecum is also a director of Citigroup; Lyondell Petrochemical Co.; Dyncorp; The Metris Companies, Inc.; Suburban Propane MLP; Travelers Property and Casualty; and CCC Information Services, Inc.

     Dennis B. Robertson became a director of the Company in August 1988. Mr. Robertson is currently the Chairman, President, and CEO of DOCK'S Great Fish, Inc., which operates seafood restaurants. From October 1997 to November 1998, he was the Chairman of that Company and from October 1991 to October 1997, he was its Chairman and CEO.

     Hunter Yager became a director in April 1996. In 1985 he retired from Grey Advertising, Inc., where he was an Executive
Vice President. Since his retirement, he has been an independent consultant in marketing and advertising.

     Arthur Zankel became a director of the Company in October 1988. For more than the last five years, he has been a General Partner of First Manhattan Co., a money management firm. Mr. Zankel is also a director of Travelers Group; Fund American Enterprises Holdings, Inc.; and Travelers/Aetna Casualty Property Corp.


Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely on a review of the written representation of the Company's directors and executive officers and copies of the reports they have filed with the Securities and Exchange Commission, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were followed.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table discloses compensation received by the Company's Chief Executive Officers and named executive officers for the three fiscal years ended November 1, 1998.

                             Summary Compensation Table

                                                                      Long Term
                              Annual Compensation                    Compensation
                              -------------------                    ------------

                                                                    Other
                                                                    annual     Securities
                                                                    compen-    underlying       All other
 Name and principal                      Salary         Bonus       sation     Options/       compensation
      position                 Year       ($)            ($)          ($)       SARs/(#)           ($)
      --------                 ----       ---            ---          ---       --------           ---
Charles R. Frederickson F<1>   1998      301,828        120,300                                   3,861
Chairman, Chief Executive      1997      311,538         63,000                                   3,562
Officer and President          1996      291,923                                                    703

J. Michael Jenkins F<2>        1998      241,052                                                    358
Chief Executive                1997      377,386                                                    428
Officer and President          1996      350,000                                300,000             520

Robert E. Kaltenbach           1998      198,463        390,384                 100,000           3,688
President/Village Inn          1997      181,267        150,000                                   3,522 F<3>
Division                       1996      175,000        100,000                                     564 F<3>

Richard E. Sabourin F<4>       1998      250,621        100,250                 100,000           3,648
Executive Vice                 1997      259,201         52,500                                   1,091
President/Chief Financial      1996       43,269
Officer

Joseph F. Trungale F<5>        1998      253,269        153,075                  50,000             218
President/Bakers Square        1997       40,385
Division

F<1> Mr. Frederickson was appointed Chief Executive Officer and President in May 1998. The amount shown under "All Other Compensation" represents $335, $3,200, and $3,200 paid as the Company's matching contribution under its 401(k) plan and $368, $362, and $661 paid by the Company for term life insurance premiums for the years 1996, 1997, and 1998, respectively.

F<2> Mr. Jenkins resigned from the Company on April 30, 1998.
Under "All Other Compensation", the amount shown represents the Company's payment for term life insurance premiums for 1996, 1997, and 1998, respectively.

F<3> The amount shown represents $335, $3,200, and $3,200 paid as the Company's matching contribution under its 401(k) plan and $229, $322, and $488 paid by the Company for term life insurance premiums for years 1996, 1997, and 1998, respectively.

F<4> Mr. Sabourin joined the Company as its Executive Vice President/Chief Financial Officer in August 1996. The amount reflected in the column captioned "All Other Compensation" represents $791 and $3,200 paid as the Company's matching contribution under its 401(k) plan and $300 and $448 paid by the Company for term life insurance premiums for 1997 and 1998 and $75 for term life insurance premiums for 1996.

F<5> Mr. Trungale was appointed to the position of President/Bakers Square Division, in August 1998. He first joined the Company as a Regional Operating partner for the Chicago Bakers Square Restaurants in July 1997. Under "All Other
Compensation" the amount shown represents the Company's payment for term life insurance premiums for 1998.

                           Option/SAR Grants in Last Fiscal Year

                                                                                Potential realizable value at assumed
                        Individual Grants                                      annual rates of stock price appreciation
                                                                                            for option term
------------------------------------------------------------------------       ------------------------------------------

         Name          Number of            Percent of
                       securities             total           Exercise or      Expiration       5% ($)        10% ($)
                       underlying         options/SARs         base price          date
                          SARs              granted to          ($/sh)
                        granted             employees
                          (#)             in fiscal year
-------------------------------         ------------------      ------            ----          ------        -------
Robert E.                50,000              33 1/3              18.25          4/9/2008       573,866.35    1,454,289.99
Kaltenbach               50,000              33 1/3              14.25         10/2/2008       448,087.42    1,135,541.50

-------------------------------------------------------------------------------------------------------------------------
Joseph F. Trungale       50,000              33 1/3              14.25         10/2/2008       448,087.42    1,135,541.50
-------------------------------------------------------------------------------------------------------------------------

Aggregated Option / SAR Exercises in Last Fiscal Year and Fiscal
Year-End Option / SAR Values

     The following table provides information on option/SAR exercises in fiscal 1998 by the named executive officers and the value of such officers' unexercised options/SARs at November 1, 1998.

                                                                                    Value of
                                                                                unexercised in-
                                                                  Number of         the-money
                                                                unexcercized    options/SARs at
                                                               options/SARs at  fiscal year end
                                                               fiscal year end        ($)
                                                                     (#)              ----
                                                                     ---
                                   Shares
                                acquired on          Value
                                  exercise          realized     Exercisable/     Exercisable/
     Name                           (#)               ($)       unexercisable    unexercisable
     ----                           ---               ---       -------------    -------------
 Charles R. Frederickson           2,000            19,500        50,000/0             0/0

 J. Michael Jenkins              100,000           268,166           0/0               0/0

 Robert E. Kaltenbach                                           12,500/87,500          0/0

 Richard E. Sabourin                                            50,000/50,000    131,250/131,250

 Joseph F. Trungale                                                0/50,000            0/0


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee for fiscal 1998 were Carole Lewis Anderson, Bruce B. Brundage, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel.


Employment Contracts and Termination of Employment and Change-of-Control Arrangements

     In August 1994, Mr. Jenkins entered into a five-year employment agreement. Under that agreement for fiscal year 1998, he was to receive a base salary of $450,000 and was eligible to earn a bonus (not to exceed $1.5 million) equal to 20% of the amount by which the Company's earnings before interest, taxes, and the bonus itself, exceeded $32 million. Upon Mr. Jenkins' resignation in April 1998, the agreement terminated without any payment to him other than his base salary earned through the date of his resignation.

     Mr. Sabourin executed an employment agreement of undefined term with the Company in July 1996. Mr. Sabourin is to receive a base salary of $250,000 per year and is eligible to participate in the incentive bonus program, if any, as approved annually by the Board of Directors. Pursuant to the agreement, Mr. Sabourin was granted the option to purchase a total of 100,000 shares of the Company's Stock at an exercise price of $11.50 per share, the fair market value of the Company's Stock on the date of grant. The options vest in 25,000-share increments on September 1, 1997, 1998, 1999, and 2000. The agreement provides Mr. Sabourin benefits consistent with those provided to other Company officers.

      Certain employees of the Company, including Messrs. Kaltenbach, Sabourin, and Trungale, have entered into employment severance agreements with the Company. Those agreements expire December 31, 1999, unless a Change-of-Control occurs prior to that date, then the agreements expire two years after the Change-of-Control. If a covered employee is terminated within one year following a Change-of-Control, the employee is entitled to the following payments. If the termination is because of death, disability, retirement, the employee's voluntary action or for cause (as defined in the agreement), the Company must pay all earned, but unpaid, compensation to the date of termination. If the termination is for other reasons, the Company must pay all compensation earned and unpaid, as of the date of termination; a lump sum cash payment equal to two times the employee's base salary at the greater of the rate in effect on the date of the Change-of-Control or the Notice of Termination and the amount equal to the bonus compensation the employee earned in the most recent fiscal year for which the employee earned a bonus. Additionally, the Company must provide for eighteen (18) months following termination, or until the employee obtains other comparable benefits from another employer, medical, hospitalization, and dental benefits comparable to those provided prior to the Change-of-Control. All stock options granted the employee become immediately exercisable upon a Change-of-Control. If the employee is terminated within the second year after a Change-of-Control, the benefits the employee is to receive are the same except the base salary component of the lump sum payment is based upon one, not two, times base salary.

     Under the severance agreements, a Change-of-Control is defined as a change in beneficial ownership of 50% or more of the combined voting power of the Company; the first purchase of stock in a non-Company sponsored tender or exchange offer; or upon shareholder approval of certain merger consolidations, sales or disposition of substantially all of the Company's assets, a plan of liquidation; or a change in at least two-thirds of the members of the Board absent approval of the then existing Board members.

     In April 1989, Mr. Frederickson entered into an employment severance agreement with the Company. The terms of that agreement are substantially the same as described above for other Company employees except (i) if termination is for reasons other than cause, disability, retirement or by the voluntary action of the employee, the lump sum cash payment shall be equal to two and three-quarters times his annual base salary plus the amount equal to the bonus compensation to which he was entitled during the most recent fiscal year in which he earned a bonus; and (ii) if he becomes employed within one year after termination, he shall repay to the Company any cash compensation actually received by him as a result of such employment during the one-year period up to a specified amount.


Report of the Compensation Committee

      This report discusses the manner in which base salaries, incentive compensation and stock option grants for the Company's Chief Executive Officers and other executives named in the Summary Compensation Table were determined for the 1998 fiscal year.

      The Company's compensation policies for the stated individuals are administered by the Compensation Committee of the Board of Directors, all members of which are outside directors. The compensation policies are intended to enhance the financial performance of the Company by aligning the financial interest of the Company's executives with those of its stockholders. The Committee believes that the most effective executive compensation program is one which serves to attract and retain talented individuals who are incented to achieve both current and long-term management goals in keeping with the ultimate goal of enhancing stockholder value.

      The primary components of executive compensation are base salary, cash bonus and longer-term incentives in the form of stock option grants.


Base Salaries

      The base salaries of Messrs. Jenkins and Sabourin were established by the terms of their respective employment agreements. See Executive Contract and Termination of Employment and Change-of-Control Arrangements for a discussion of those agreements.

      The base salaries, which were in the median range of the companies included in the survey described below, of Messrs. Frederickson and Kaltenbach were determined by the Compensation Committee in December 1997. In making the determination, the committee reviewed information contained in the 1997 Chain Restaurant Compensation Association Survey, considered the Company's performance, and evaluated the competitiveness of the entire compensation package for each.

      The independently conducted Chain Restaurant Compensation Association Survey was deemed to be an appropriate indicator of the competitiveness of the Company's salaries when compared with other restaurant companies because of the number and nature of companies participating. In excess of sixty companies participated. Public and private companies in various segments of the restaurant industry were represented. Included among those companies were ones on the Dow Jones Entertainment & Leisure - Restaurant Index.

      Mr. Trungale's compensation was approved by the Committee in January 1998 when he was appointed an officer and became responsible for the Company's Midwest Bakers Square Restaurants. In approving the package, the same criteria used for Messrs. Frederickson and Kaltenbach were applied.


Bonus Program

      In December 1997, the Compensation Committee approved a bonus program for certain officers of the Company including Messrs. Frederickson and Sabourin which was predicated upon achievement of overall Company performance against a set baseline of earnings before interest and taxes as computed in accordance with generally accepted accounting principles. The measure of earnings before interest and taxes and the baseline that was established (which was an increase over the previous year) were selected by the Committee as being appropriate because of their direct relationship to shareholder interest. Under the program each participating executive officer could earn a bonus of up to 52% of the executive's base salary. Bonuses were determined by application of a formula that takes into account the extent to which the earnings' target was met or exceeded. In fiscal 1998, 106.5% of the earnings' target was achieved resulting in a bonus payment to the participating executive officers of 40% of that individual's base salary.

      With respect to Mr. Kaltenbach, in December 1997, the Compensation Committee approved a bonus program. The payout, a percentage of profit and income, was predicated upon achieving store operating profits (restaurant results excluding corporate overhead), plus net franchise income targets. The measures were selected because of their direct relationship to Mr. Kaltenbach's areas of control and responsibility. In fiscal 1998, the targets achieved resulted in a bonus payment to Mr. Kaltenbach equal to approximately 1.5% of the Village Inn store operating profit and net franchise income.

      Mr. Trungale's bonus program was predicated upon the store operating profits (restaurant results excluding corporate overhead) for the Midwest Bakers Square Restaurants. That measure was selected because of its focus on increasing profits and because it was directly tied to his area of control and responsibility. His bonus program was not modified upon his appointment in August 1998 to the position of President/Bakers Square Division. Mr. Trungale's performance resulted in a bonus payment equal to approximately 1% of the gross store operating profit of the Company's Midwest Bakers Square Restaurants.

      Mr. Jenkins was ineligible for any bonus payment due to his resignation from the Company.


Deductibility of Compensation

      The Compensation Committee has considered the potential impact of
Section 162(m) (the "Section") of the Internal Revenue Code adopted under the Federal Revenue Reconciliation Act of 1993. The Section disallows a tax deduction for any publicly-held company for individual compensation exceeding $1 million in any tax year for any of the named executive officers, unless the compensation is performance-based. The Company intends to structure its compensation plans to achieve maximum deductibility under the Section with minimal sacrifices in flexibility and Company objectives. The Compensation Committee will consider the deductibility of compensation payments in connection with future compensation arrangements with the named executive officers, but deductibility will not be the sole factor used by the Compensation Committee in determining appropriate levels or types of compensation. If, in the judgement of the Compensation Committee, the benefits of a compensation package that does not satisfy the requirements of the Section outweigh the costs to the Company of a failure to comply with the Section, the Compensation Committee may adopt compensation arrangements in the future under which payments are not deductible under the Section.


Compensation Committee Members

      This report is submitted by the members of the Compensation Committee of the Board of Directors:

                 Dennis B. Robertson, Chairman
                 Carole Lewis Anderson
                 Bruce B. Brundage
                 Robert T. Marto
                 Dudley C. Mecum
                 Hunter Yager
                 Arthur Zankel

Directors' Compensation

      Non-employee directors are compensated for their services at the rate of $2,000 per fiscal quarter plus $1,000 per day for services rendered, and reimbursement of actual expenses incurred. Each non-employee director is also granted options to purchase shares of the Company's Stock pursuant to the terms of its 1983 Non-Qualified Stock Option Plan ("1983 Plan"). The 1983 Plan, which is mandatory in its operation, provides that each non-employee director when first elected to the Board is granted an option to purchase 10,000 shares of the Company's Stock, which vest 4,000, 4,000, and 2,000 shares over the ensuing three years. Upon a director's election for the fourth consecutive term and each year thereafter, the director is granted an additional 2,000 shares. All options granted under the 1983 Plan are at 100% of the fair market value of the Company's Common Stock on the date of grant.


PERFORMANCE GRAPH

      The following performance graph reflects percentage change in the Company's cumulative total shareholder return on common stock as compared with the cumulative total return of the Dow Jones Equity Market Index and the Dow Jones Entertainment & Leisure - Restaurant Index.

                                 1993     1994      1995      1996       1997       1998
                                ------   ------    ------    ------     ------     ------
VICORP Restaurants, Inc.         20.750    16.750    11.000     14.500     15.500     14.125
Dow Jones Restaurant Index      844.420   796.600  1,051.54  1,152.920  1,140.860  1,609.820
Dow Jones Equity Market Index   541.120   561.220   709.270    877.420  1,164.460  1,412.960


Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock

      The following table sets forth information as of February 23, 1999, with respect to the beneficial ownership of VICORP's Stock by all persons known by the Company to be the beneficial owners of 5% or more of the outstanding shares, each director of the Company, each of the executive officers named in the Summary Compenstion Table (see Executive Compensation) and all directors and executive officers of the Company as a group.

                         Name and                     Amount and
                        Address of                    Nature of
  Title of              Beneficial                    Beneficial     Percent
   Class                   Owner                      Ownership      of Class
  -------               ----------                    ----------     --------
Stock               Southeastern Asset               1,279,900 F<1>   14.12%
(par value $.05      Management, Inc.
per share)          6410 Poplar Avenue, Suite 900
                    Memphis, TN 38119

                    Quaker Capital                     820,700 F<2>    9.05%
                      Mangement Corporation
                    1300 Arrott Building
                    401 Wood Street
                    Pittsburgh, PA 15222

                    First Manhattan Co.                751,901 F<3>    8.29%
                    437 Madison Avenue
                    New York, NY 10022

                    The Prudential Insurance           654,200 F<4>    7.22%
                      Company of America
                    751 Broad Street
                    Newark, NJ 07102-3777

                    Dimensional Fund Advisors, Inc.    520,700 F<5>    5.74%
                    1299 Ocean Avenue, 11th Floor
                    Santa Monica, CA 90401-1038

                    Franklin Advisory Services, Inc.   480,000 F<6>    5.30%
                    One Parker Plaza, 16th Floor
                    Fort Lee, NJ 07024

                    Carole Lewis Anderson               21,000 F<7>      *
                    3616 Reservoir Road NW
                    Washington, DC 20007

                    Bruce B. Brundage                   31,000 F<7>      *
                    5290 DTC Parkway
                    Suite 160
                    Englewood, CO 80111

                    Charles R. Frederickson            163,654 F<7>    1.69%
                    400 West 48th Avenue
                    Denver, CO 80216

                    John C. Hoyt                        61,868 F<7>      *
                    500 SE Sixth Street
                    Bartlesville, OK 74003

                    J. Michael Jenkins                     -0-           *
                    8393 South Peninsula Drive
                    Littleton, CO 80120

                    Robert E. Kaltenbach                12,525 F<7>      *
                    400 West 48th Avenue
                    Denver, CO 80216

                    Robert T. Marto                     24,000 F<7>      *
                    354 New Cannan
                    Wilton, CT 06897

                    Dudley C. Mecum                     23,500 F<7>      *
                    33 Khakum Woods Road
                    Greenwich, CT. 06831

                    Dennis B. Robertson                 28,000 F<7>      *
                    1987 West 111th Street
                    Chicago, IL 60643

                    Richard E. Sabourin                 53,544 F<7>      *
                    400 West 48th Avenue
                    Denver, CO 80216

                    Joseph F. Trungale                     -0-           *
                    501 Forest Avenue #205
                    Glen Ellyn, IL 60137

                    Hunter Yager                        10,000 F<7>      *
                    314 West Fields
                    Manchester, VT 05255

                    Arthur Zankel                      168,100 F<8>    1.85%
                    437 Madison Avenue
                    New York, NY 10022

                    All directors                      596,691         6.41%
                    and exectutive officers
                    as a group (13 persons
                    including those
                    named above)

--------------------------------------------

      * Percent of class is less than 1%

      F<1> Of the 1,279,900 shares beneficially owned, the shareholder has sole voting power over 281,000 shares, shared voting power over 982,400 shares, no voting power over 16,500 shares, sole dispositive power over 297,500 shares, and shared dispositive power over 982,400 shares.

      F<2> Of the 820,700 shares beneficially owned, the shareholder has sole voting power over 287,300 shares, shared voting power over 533,400 shares, sole dispositive power over 287,300 shares, and shared dispositive power over 533,400 shares.

      F<3> Of the 751,902 shares beneficially owned, the shareholder has sole voting power over 364,500 shares, shared voting power over 385,702 shares, sole dispositive power over 364,500 shares, and shared dispositive power over 387,402 shares. Arthur Zankel, a director of the Company, is a Partner of First Manhattan Co.; and 152,100 of the shares owned by him are reflected in the share ownership reported by First Manhattan Co.

      F<4> Of the 654,200 shares beneficially owned, the shareholder has sole voting power over 173,600 shares, shared voting power over 480,600 shares, sole dispositive power over 173,600 shares, and shared dispositive power over 480,600 shares.

      F<5> Of the 520,700 shares beneficially owned, the shareholder has sole voting and dispositive power over all of the shares.

      F<6> Of the 480,000 shares beneficially owned, the shareholder has sole voting and dispositive power over all of the shares.

      F<7> Includes 20,000, 16,000, 50,000, 20,000, 12,500, 24,000, 22,000,
16,000, 50,000, and 10,000 shares which Ms. Anderson, Messrs. Brundage, Frederickson, Hoyt, Kaltenbach, Marto, Mecum, Robertson, Sabourin, and Yager, respectively, have the right to purchase under options that are presently exercisable.

      F<8> Includes 152,100 shares owned directly by Mr. Zankel, 16,000 shares which he has the right to purchase under options that are currently exercisable.

      VICORP is unaware of any arrangement which would at a subsequent date result in a change in the control of the Company.


Item 13. Certain Relationships and Related Transactions

      John C. Hoyt, a director of the Company, and members of his family are the principal shareholders of Midwest Pancake Houses, Inc. ("MPH"). MPH has been a franchisee of the Company since 1970 and currently operates seven Village Inn Restaurants in Oklahoma. MPH paid an initial franchise fee of $1,000 each for the operating units and pays franchise service fees equal to 2% of gross sales at each of those locations. Total franchise service fees paid by MPH in fiscal 1998 were $164,935. MPH additionally was indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 1998 was $47,217. As of February 21, 1999, MPH's open account was current.

      MPH is also the managing partner for a franchised Village Inn Restaurant located in New Mexico. In fiscal 1998 the franchisee, 3155 Associates Limited Partnership ("3155"), paid franchise service fees (2.7% of gross sales at that location) in the ammount of $40,420. It was also indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 1998 was $2,162. As of February 21, 1999, 3155's open account was current.


Ratification of Certain Transactions

      The transactions described in the foregoing discussion have been approved or ratified by the unanimous vote of those directors having no interest in those transactions. The Company believes that the terms of those transactions are no less favorable to the Company than those that could have been obtained from independent third parties.