Form 10-Q
period 1999-01-24
VICORP RESTAURANTS INC
filed 1999-03-10
CIK 703799

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                     Washington,  D.C.  20549

                             FORM 10-Q

(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 1999
                               -----------------------------

                                OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________________

                  Commission file number 0-12343
                                         -------

                     VICORP Restaurants, Inc.
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Colorado                                   84-0511072
           -----------------------                   --------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)             Identification No.)

                400 West 48th Avenue, Denver, Colorado  80216
                ---------------------------------------------
                  (Address of principal executive offices)
                            (Zip Code)

                            (303) 296-2121
                -------------------------------------------------
             (Registrant's telephone number, including area code)

                             Not Applicable
  -------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

The registrant had 9,059,366 shares of its $.05 par value Common Stock outstanding as of March 4, 1999.


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS
(in thousands)

                                      January 24,        November 1,
                                          1999               1998
                                      -----------         -----------
                                      (unaudited)
ASSETS
Current assets
 Cash                                   $  9,110        $ 10,262
 Receivables                               2,766           3,655
 Inventories                               5,195           7,501
 Deferred income taxes                     3,617           3,617
 Prepaid expenses and other                1,372           2,192
                                        --------        --------
  Total current assets                    22,060          27,227
                                        --------        --------
Property and equipment, net              130,377         128,648
Deferred income taxes                     34,090          35,547
Long-term receivables                        815             869
Other assets                               7,957           7,379
                                        --------        --------
Total assets                            $195,299        $199,670
                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations    $  1,519        $  1,711
 Accounts payable, trade                  19,399          21,847
 Accrued compensation                      2,745           6,013
 Accrued taxes                             9,258           8,629
 Accrued insurance                         3,506           3,354
 Other accrued expenses                    3,900           5,208
                                        --------        --------
   Total current liabilities              40,327          46,762
                                        --------        --------
Long-term debt (Note 3)                       37              87
Capitalized lease obligations              5,192           5,696
Non-current accrued insurance              2,771           3,199
Other non-current liabilities and credits  5,956           5,919

Commitments and contingencies

Shareholders' equity
 Series A Junior Participating Preferred
    Stock, $.10 par value, 200,000 shares
    authorized, no shares issued
 Common stock, $.05 par value, 20,000,000
    shares authorized, 9,066,366
    and 9,067,699 shares issued and
    outstanding                              455             455
 Paid-in capital                          84,125          84,148
 Retained earnings                        56,436          53,404
                                         -------         -------
  Total shareholders' equity             141,016         138,007
                                         -------         -------
Total liabilities and
       shareholders' equity            $ 195,299       $ 199,670
                                       =========       =========

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                        Twelve             Three
                                        Weeks              Months
                                        Ended              Ended
                                       -----------       ----------
                                       January 24,       January 31,
                                          1999              1998
                                       -----------       -----------
                                                 (unaudited)
Revenues
   Restaurant operations                $83,377           $86,527
   Franchise operations                     716               850
                                        -------           -------
        Total revenues                   84,093            87,377
                                        -------           -------
Costs and expenses
  Restaurant operations
     Food                                26,385            27,813
     Labor                               26,371            27,862
     Other operating                     20,186            21,536
  General and administrative              6,218             6,144
                                        -------           -------
Operating profit                          4,933             4,022

  Interest expense                          239               489
  Other (income) expense, net               (81)              (46)
                                        -------           -------
 Income before income tax expense         4,775             3,579
 Income tax expense                       1,743             1,288
                                        -------           -------
 Net income                             $ 3,032           $ 2,291
                                        =======           =======

 Basic and Diluted earnings per share   $   .33           $   .25
                                        =======           =======
Weighted average common shares and
    dilutive common share equivalents     9,104             9,236
                                        =======           =======

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

                                             Twelve             Three
                                              Weeks             Months
                                              Ended             Ended
                                           -----------       -----------
                                           January 24,       January 31,
                                              1999              1998
                                           -----------       -----------
                                                   (unaudited)
Operations
Net income                                  $ 3,032           $ 2,291
Reconciliation to cash from operations
 Depreciation and amortization                4,447             4,972
 Deferred income tax provision                1,457             1,066
 Loss on disposition of assets                   12                76
 Other, net                                    (157)             (161)
                                             ------            ------
                                              8,791             8,244
 Change in assets and liabilities
  Trade receivables                             864             1,362
  Inventories                                 2,306             1,618
  Accounts payable, trade                    (2,448)           (1,794)
  Other current assets and liabilities       (3,000)              (20)
  Non-current accrued insurance                (428)             (234)
                                             ------            ------
 Cash from operations                         6,085             9,176
                                             ------            ------

Investing activities
Purchase of property and equipment           (6,926)           (2,172)
Purchase of other assets                       (774)             (101)
Disposition of property                         603               258
Collection of non-trade receivables              86               120
                                             ------            ------
 Cash from investing activities              (7,011)           (1,895)
                                             ------            ------

Financing activities
Issuance of debt                                  0                 0
Payment of debt and capitalized lease
 obligations                                   (492)           (5,069)
Other, net                                      266               151
                                             ------            ------
 Cash from financing activities                (226)           (4,918)
                                             ------            ------
Change in cash                               (1,152)            2,363
Cash at beginning of period                  10,262             1,464
                                             ------            ------
Cash at end of period                       $ 9,110           $ 3,827
                                             ======            ======

Supplemental information
 Cash paid during the period for
  Interest (net of amount capitalized)       $  248            $  532
  Income taxes                                   90                23

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The financial statements should be read in conjunction with the annual report to shareholders for the year ended November 1, 1998. The unaudited financial statements for the three periods ended January 24, 1999 and the three months ended January 31, 1998 contain all adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. All of the adjustments included were of a normal and recurring nature.

2. Effective fiscal 1999, the Company's fiscal year will be the last Sunday in October. The Company has decided to adopt reporting on a 52/53 week fiscal year. Prior to that, the Company utilized a fiscal year which ended on the last day in October. Fiscal quarters in 1998 consisted of three months. In conjunction with that change, the Company's last fiscal quarter of 1999 will consist of sixteen weeks and all other quarters will consist of twelve weeks.

     The Company determined that a significant amount of estimation would be required to restate quarterly 1998 operating results to correspond with the twelve week quarterly reporting. Therefore, restatements of results were not made and the quarterly results for 1999 and 1998 are not comparable. The following table highlights the differences in time periods:

                                Fiscal 1999                            Fiscal 1998
                    -----------------------------------    ----------------------------------
                           Time Period             Days           Time Period            Days
                           -----------             ----           -----------            ----
     1st Quarter    Nov.  2, 1998 - Jan. 24, 1999    84    Nov. 1, 1997 - Jan. 31, 1998    92
     2nd Quarter    Jan. 25, 1999 - Apr. 18, 1999    84    Feb. 1, 1998 - Apr. 30, 1998    89
     3rd Quarter    Apr. 19, 1999 - Jul. 11, 1999    84    May  1, 1998 - July 31, 1998    92
     4th Quarter    July 12, 1999 - Oct. 31, 1999   112    Aug. 1, 1998 - Nov.  1, 1998    93
                                                    ---                                   ---
                                                    364                                   366
                                                    ===                                   ===

3. As of January 24, 1999, the Company had no borrowings outstanding and $1,850,000 of letters of credit placed under its bank credit facility. On December 19, 1997, the Company accepted an amended and restated credit agreement which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The maturity date of the agreement is February 28, 2001.

4. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially issuable common stock using the "treasury stock" method.

                                                     Twelve          Three
                                                      Weeks          Months
                                                      Ended           Ended
                                                   -----------     -----------
                                                   January 24,     January 31,
                                                      1999            1998
                                                   -----------     -----------

     (in thousands, except per share data)
     Net income available to common shareholders(A)   $  3,032        $  2,291
                                                      ========        ========

     Weighted average common stock outstanding:

       Baisc (B)                                         9,091           9,161
       Dilutive stock options                               13              75
                                                         -----           -----
     Diluted(C)                                          9,104           9,236
                                                         =====           =====

     Earnings per share:

       Basic (A/B)                                    $   0.33        $   0.25
                                                      ========        ========

       Diluted (A/C)                                  $   0.33        $   0.25
                                                      ========        ========

5. The Company has stock option plans which generally provide for the granting of options to all employees and non-employee directors of the Company at exercise prices not less than the market value of the common stock on the date of the grant. The options generally vest over three years and expire ten years after the date of grant or three months after employment termination, whichever occurs first.

     The following table summarizes information about the stock options outstanding and exercisable as of January 24, 1999:

                                    Options Outstanding    Options Exercisable
                                  ---------------------  ---------------------
                                     Weighted                 Number
                                      Average  Weighted  Exercisable  Weighted
                                    Remaining   Average           At   Average
    Range of          Options     Contractual  Exercise  January 24,  Exercise
    Exercise Prices  Outstanding         Life     Price         1999     Price
    -------------    -----------  -----------  --------  -----------  --------
    $11.50-$11.50       100,000    7.57 years    $11.50       50,000    $11.50
    $12.25-$13.25        16,000    7.22 years    $12.38       16,000    $12.38
    $14.25-$14.25       100,000    9.69 years    $14.25            0    $00.00
    $14.50-$17.00       122,000    3.08 years    $16.12      120,000    $16.15
    $18.25-$26.00       106,000    6.73 years    $20.98       68,500    $22.48
                        -------                              -------
    $11.50-$26.00       444,000    6.60 years    $15.68      254,500    $16.70
                        =======                              =======

6. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the first quarter of fiscal 1998 and 1999 did not include any amounts for these units. Fifty-two stores have been disposed through sublease, assignment, lease termination, conversion or sale.

     During the first quarter of 1999, $83,000 of closure and carrying related costs were charged against the liability established for such costs. As of January 24, 1999, the Company had $4,423,000 of reserves remaining to provide for the disposal of four closed properties and seven subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $3,412,000 to reduce the disposal property to net realizable value and $1,011,000 to provide for expected carrying costs and sublease losses.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation. Also, the first quarters of 1998 and 1999 are not comparable because of differences in time periods presented (see Note 2 of Notes to the Financial Statements). The first quarter of 1998 consisted of three months or 92 days, while the first quarter of 1999 consisted of 12 weeks, or 84 days.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                      Twelve Weeks              Three Months
                                          ended                     ended
                                    January 24, 1999          January 31, 1998
                                    ----------------          ----------------
Bakers Square
  Restaurant sales                   $  51,049,000             $  52,920,000
  Restaurant operating profit            4,934,000                 3,600,000
  Restaurant operating profit %                9.7%                      6.8%
  Divisional administrative costs        1,474,000                 1,159,000
  Divisional operating profit            3,460,000                 2,441,000
  Restaurants at quarter-end                   150                       150

Village Inn
  Restaurant sales                   $  32,328,000             $  33,607,000
  Restaurant operating profit            5,501,000                 5,716,000
  Restaurant operating profit %               17.0%                     17.0%
  Franchise income                         716,000                   850,000
  Divisional administrative costs        1,093,000                 1,108,000
  Divisional operating profit            5,124,000                 5,458,000
  Restaurants at quarter-end                   100                        97

Consolidated
  Restaurant sales                   $  83,377,000             $  86,527,000
  Food cost %                                 31.6%                     32.1%
  Labor cost %                                31.6%                     32.2%
  Other operating cost %                      24.2%                     24.9%
  Restaurant operating profit %               12.5%                     10.8%
  Restaurant operating profit           10,435,000                 9,316,000
  Franchise income                         716,000                   850,000
  Divisional general and
   administrative costs                  2,567,000                 2,267,000
                                      ------------              ------------
  Divisional operating profit            8,584,000                 7,899,000
                                      ------------              ------------
  Unallocated general and
    administrative costs                 3,651,000                 3,877,000
                                      ------------              ------------
  Operating profit                   $   4,933,000             $   4,022,000
                                      ============              ============

Consolidated restaurant sales decreased $3.2 million, or 3.6%, in the first quarter of fiscal 1999 compared to the first quarter of 1998. The sales decrease was attributable to eight fewer days in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, sales increased 4.2% and guest counts increased 0.1% on a comparable same store basis. Same store sales for Village Inn increased 2.0% and Bakers Square's same store sales increased by 5.5%. Comparable guest counts for Village Inn decreased 0.4% and Bakers Square improved 0.5%. Year over year increases in the per customer check average, as well as continued improved execution at Bakers Square contributed to the improvement in sales. Sales improvement for the quarter was also negatively impacted by severe winter weather in the Midwest and West Coast.

Consolidated restaurant operating profit increased $1.1 million, or 12%, and increased as a percentage of restaurant sales to 12.5% from 10.8% for the first quarter of 1999 versus the first quarter of 1998. Bakers Square contributed to the improvement with its percentage improving from 6.8% to 9.7%, while Village Inn remained constant at 17.0%. The improved operating profit was due to increased sales and operating efficiencies.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:


                     Bakers Square                       Village Inn
                     -------------                       -----------
                       Comparable                         Comparable
            Comparable   Store      Store      Comparable   Store      Store
               Store     Guest    Operating       Store     Guest    Operating
               Sales     Counts     Margin        Sales     Counts     Margin
            -------------------------------    -------------------------------
1998:
1st Qtr          6.5%       4.0%      6.8%          5.1%       4.9%     17.0%
2nd Qtr          7.3%       4.8%      5.8%          3.7%       2.0%     17.6%
3rd Qtr          9.9%       4.8%      8.2%          5.1%       2.0%     17.6%
4th Qtr          9.7%       4.3%      7.1%          3.4%       1.6%     17.2%

1999:
1st Qtr          5.5%        .5%      9.7%          2.0%      (0.4%)    17.0%

Other revenues and expense
--------------------------

Franchise revenue decreased in 1999's first quarter by $134,000. Average daily franchise income decreased 8%. The decrease was largely the result of an increase in general and administrative expense related to an aggressive expansion effort.

General and administration expense increased in 1999's first quarter by $74,000, increasing to 7.4% of revenues in the first quarter of 1999 from 7.0% last year. An increase in wages and bonuses contributed to the percentage increase.

Interest expense declined 51% or $250,000 for the first quarter of 1999 compared to the first quarter of 1998 due to reduced credit line borrowings. On an average daily basis, interest expense decreased 47%.

The Company's effective tax rate for the first quarter of 1999 was 36.5% representing statutory tax rates offset somewhat by the effect of FICA tax credits.


Liquidity and capital resources
-------------------------------

Operating cash flows decreased $3.1 million in the first quarter of 1999 versus 1998 first quarter. The decrease resulted primarily from increased working capital requirements.

As of January 24, 1999, no advances were outstanding under the Company's bank credit facility and approximately $38.2 million was available for direct advances, subject to limitations on combined direct advances and letters of credit. On December 19, 1997, the Company accepted an amended and restated credit agreement which provided an available credit limit of $40,000,000. The agreement expires on February 28, 2001.

During the first quarter of 1999, the Company disposed of three properties, two through lease termination and one through sale. Also in that quarter, closure and carrying costs of $83,000 were charged against the liability established for such, and cash proceeds of $686,000 were realized from the disposition of properties.

At January 24, 1999, the Company had 13 closed properties which it was trying to sell or sublease. Four of those properties were owned in fee and the rest were leased. The Company also had nine subleased properties. The Company hopes to sell the fee properties over the next year and $1.3 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the remaining leased properties will be subleased over the next four to eighteen months. Cash carrying costs of approximately $1 million are expected to be incurred through final disposition of those units. The Company expects to sublease five of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of January 24, 1999, authorizations granted by the Board of Directors for the purchase of 682,575 common shares of the Company's common stock remained available. During the first quarter of fiscal 1999, 3,725 shares were purchased. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $25.3 million are expected during the remainder of the fiscal year. The level of planned expenditures may be adjusted as circumstances indicate. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

The Company completed a review of its computer systems during fiscal 1997, resulting in a decision to replace a large portion of the existing systems at a cost of approximately $12.5 million. Approximately $7.5 million of this amount was spent in fiscal 1998. The Company believes the new systems are Year 2000 compliant.

As of January 4, 1999, the company implemented systems which the Company believes are Year 2000 compliant at its corporate headquarters. These new ERP (Enterprise Resource Planning) systems have been designed to provide the infrastructure to support corporate and field-based systems.

A system-wide rollout to all restaurants of a new back-of-house point-of-sale
(POS) system, as well as a modification of front-of-house systems which the Company believes to be Year 2000 compliant, is planned to begin in March 1999 with a targeted completion date of September 1, 1999. A pilot store test began February, 1999. The Company is in the process of developing a contingency plan for restaurant operations should the initial store testing and the rollout fall behind schedule.

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

The Company does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were made utilizing numerous assumptions including the continued availability of certain resources, third-party modification plans, and other factors. Unanticipated failures by vendors and franchisees, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date.
In addition, any such unforeseen occurrences, if combined with failures of other third parties or public services beyond the Company's control, could have a material adverse effect on the Company's financial condition or results of operations. Consequently, there can be no assurance that the forward-looking estimates contained herein will be achieved and the actual cost could differ materailly from the projections contained herein.

In the event they are needed, the Company's contingency plans, in management's estimate, will be in place by December 31, 1999.

VICORP has guaranteed certain leases for approximately twenty-one restaurant properties sold to others in 1986 and approximately eighteen restaurant leases of certain franchisees and others. Certain of these guarantees may or may not continue to be in force. Minimum future rental payments remaining under these leases were approximately $7.3 million as of November 1, 1998. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. Although the Company has been required to take possession of one of these properties, which has since been subleased, the Company has no reason to believe that any material liability exists, or will exist, regarding these guarantees. The Company believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees) because the Company has no present intention or need to attempt settlement of any of the guarantees.


Outlook
-------

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, new Bakers Square restaurant properties, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

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


                                 VICORP Restaurants, Inc.
                                 ---------------------------------------
                                 (Registrant)



March 9, 1999                By: /s/  Charles R. Frederickson
                                 ---------------------------------------
                                 Charles R. Frederickson
                                 Chairman of the Board
                                 President and Chief Executive Officer



March 9, 1999                By: /s/  Richard E. Sabourin
                                 ---------------------------------------
                                 Richard E. Sabourin,
                                 Executive Vice President and
                                 Chief Financial Officer