Form 10-K/A
period 1998-11-01
VICORP RESTAURANTS INC
filed 1999-04-30
CIK 703799

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

                            AMENDMENT NO. 3


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

                                 VICORP Restaurants, Inc.
                                  (Registrant)

                                 By:/s/ Richard E. Sabourin
                                    __________________________
                                     Richard E. Sabourin
                                     Executive Vice President/
                                      Chief Financial Officer

Date: April 29, 1999
Commission File Number 0-12343