Form 10-Q
period 1999-04-18
VICORP RESTAURANTS INC
filed 1999-05-21
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 1999
                               ---------------------------

                               OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________

                    Commission file number 0-12343
                                           -------

                          VICORP Restaurants, Inc.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

               COLORADO                                  84-0511072
   -----------------------------                     ---------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                400 West 48th Avenue, Denver, Colorado 80216
                --------------------------------------------
                  (Address of principal executive offices)
                              (Zip Code)

                             (303) 296-2121
          --------------------------------------------------
         (Registrant's telephone number, including area code)

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

Yes  X       No
   -----        -----

The registrant had 8,907,824 shares of its $.05 par value Common
Stock outstanding as of May 19, 1999.

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS
(in thousands)

                                          April 18,        November 1,
                                             1999             1998
                                         ----------        -----------
                                         (unaudited)

ASSETS
Current assets
 Cash                                    $  10,880          $  10,262
 Receivables                                 2,086              3,655
 Inventories                                 5,093              7,501
 Deferred income taxes                       3,617              3,617
 Prepaid expenses and other                  2,018              2,192
                                          --------           --------
  Total current assets                      23,694             27,227
                                          --------           --------
Property and equipment, net                133,909            128,648
Deferred income taxes                       32,973             35,547
Long-term receivables                          756                869
Other assets                                 7,804              7,379
                                          --------           --------
Total assets                             $ 199,136          $ 199,670
                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
  and capitalized lease obligations      $   1,469          $   1,711
 Accounts payable, trade                    22,043             21,847
 Accrued compensation                        3,732              6,013
 Accrued taxes                               9,436              8,629
 Accrued insurance                           3,585              3,354
 Other accrued expenses                      4,876              5,208
                                          --------           --------
   Total current liabilities                45,141             46,762
                                          --------           --------
Long-term debt (Note 3)                         36                 87
Capitalized lease obligations                4,900              5,696
Non-current accrued insurance                2,498              3,199
Other non-current liabilities and credits    5,664              5,919

Commitments and contingencies                   --                 --

Shareholders' equity
 Series A Junior Participating Preferred
   Stock, $.10 par value, 200,000 shares
   authorized, no shares issued                 --                --
 Common stock, $.05 par value, 20,000,000
   shares authorized, 9,063,321 and 9,067,699
   shares issued and outstanding               447               455
 Paid-in capital                            81,685            84,148
 Retained earnings                          58,765            53,404
                                          --------          --------
   Total shareholders' equity              140,897           138,007
                                          --------          --------
Total liabilities and shareholders'
   equity                                $ 199,136         $ 199,670
                                          ========          ========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                        Twelve        Three       Twenty-four     Six
                                         weeks        months         weeks       months
                                         ended         ended         ended       ended
                                       --------      --------      --------     --------
                                       April 18,     April 30,     April 18,    April 30,
                                         1999          1998          1999         1998
                                       --------      --------      --------     --------
Revenues
  Restaurant operations              $ 81,090      $ 82,041     $ 164,467    $ 168,568
  Franchise operations                    764           905         1,480        1,755
                                      -------       -------      --------     --------
Total revenues                         81,854        82,946       165,947      170,323
                                      -------       -------      --------     --------

Costs and expenses
  Restaurant operations
   Food                                24,611        24,971        50,999       52,784
   Labor                               26,585        27,007        52,953       54,869
   Other operating                     20,120        21,404        40,306       42,940
  General and administrative            6,739         6,333        12,957       12,477
                                      -------       -------       -------      -------
Operating Profit                        3,799         3,231         8,732        7,253

Interest expense                          235           403           474          892
Other (income), net                      (104)         (141)         (185)        (187)
                                      -------       -------       -------      -------
Income before income tax expense        3,668         2,969         8,443        6,548
Income tax expense                      1,339         1,070         3,082        2,358
                                      -------       -------       -------      -------
Net income                           $  2,329      $  1,899      $  5,361     $  4,190
                                      =======       =======       =======      =======

Basic earnings per share             $    .26      $    .21      $    .59     $    .46
                                      =======       =======       =======      =======

Diluted earnings per share           $    .26      $    .21      $    .59     $    .45
                                      =======       =======       =======      =======

Weighted average common shares and
 dilutive common share equivalents      9,025         9,263         9,064        9,249
                                      =======       =======       =======      =======

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                        Twenty-four       Six
                                                           Weeks        Months
                                                           ended         ended
                                                          April 18,    April 30,
                                                            1999          1998
                                                        ----------     --------
Operations
  Net income                                            $  5,361       $  4,190
  Reconciliation to cash provided by operations
    Depreciation and amortization                          8,799          9,874
    Deferred income tax provision                          2,574          2,090
    Loss on disposition of assets                             28            173
    Other, net                                              (280)          (397)

    Change in assets and liabilities
      Trade receivables                                      669          1,554
      Inventories                                          2,408          1,514
      Accounts payable, trade                                196         (2,664)
      Other current assets and liabilities                (1,499)           997
      Non-current accrued insurance                         (701)          (496)
                                                         -------        -------
  Cash provided by operations                             17,555         16,835
                                                         -------        -------

Investing activities
Purchase of property and equipment                       (14,706)        (7,228)
Purchase of other assets                                    (789)          (177)
Disposition of property                                      512          2,036
Collection of non-trade receivables                          981            232
                                                         -------         ------
  Cash (used for) investing activities                   (14,002)        (5,137)
                                                         -------         ------

Financing activities
Issuance of debt                                              --             --
Payment of debt and capitalized lease obligations           (837)       (11,247)
Purchase of common stock                                  (2,557)            --
Issuance of common stock                                      86            134
Other, net                                                   373             56
                                                         -------         ------
  Cash used for financing activities                      (2,935)       (11,057)
                                                         -------         ------

Increase in cash                                             618            641
Cash at beginning of period                               10,262          1,464
                                                         -------         ------
Cash at end of period                                   $ 10,880       $  2,105
                                                         =======         ======

Supplemental information
Cash paid during the period for
   Interest (net of amount capitalized)                 $    484       $    940
   Income taxes                                              597            144

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The financial statements should be read in conjunction with the annual report to shareholders for the year ended November 1, 1998. The unaudited financial statements for the twenty-four weeks ended April 18, 1999 and the six months ended April 30, 1998 contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All of the adjustments included are of a normal and recurring nature.

2. Effective fiscal 1999, the Company's fiscal year end will be the last Sunday in October. The Company has decided to adopt reporting on a 52/53 week fiscal year. In conjunction with that change, the Company's last fiscal quarter of 1999 will consist of sixteen weeks and all other quarters will consist of twelve weeks. Prior to that, the Company utilized a fiscal year which ended on the last day in October. Fiscal quarters in 1998 consisted of three months.

     The Company determined that a significant amount of estimation would be required to restate quarterly 1998 operating results to correspond with the twelve week quarterly reporting. Therefore, restatements of results were not made and the quarterly results for 1999 and 1998 are not comparable. The following table highlights the differences in time periods:

                                       Fiscal 1999                               Fiscal 1998
                         --------------------------------------     -------------------------------------
                                  Time Period              Days             Time Period              Days
                                  -----------              ----             -----------              ----
     1st  Quarter        Nov. 2, 1998 - Jan. 24, 1999        84     Nov. 1, 1997 - Jan. 31, 1998       92
     2nd  Quarter        Jan. 25, 1999 - Apr. 18, 1999       84     Feb. 1, 1998 - Apr. 30, 1998       89
     3rd  Quarter        Apr. 19, 1999 - July 11, 1999       84     May 1, 1998 - July 31, 1998        92
     4th  Quarter        July 12, 1999 - Oct. 31, 1999      112     Aug. 1, 1998 - Nov. 1, 1998        93
                                                            ---                                       ---
                                                            364                                       366
                                                            ===                                       ===

3. As of April 18, 1999, the Company had no borrowings outstanding and $1,850,000 of letters of credit placed under its bank credit facility. The maturity date of the Company's bank credit agreement is February 28, 2001.

4. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.


                                                         Twelve          Three      Twenty-four       Six
                                                          Weeks         Months         Weeks        Months
                                                          Ended          Ended         Ended         Ended
                                                         --------       --------      --------      --------
                                                         April 18,      April 30,     April 18,     April 30,
                                                           1999           1998          1999          1998
                                                         --------       --------      --------      --------
    (in thousands, except per share data)
    Net income available to common shareholders (A)     $   2,329      $   1,899     $   5,361     $   4,190
                                                          =======        =======       =======       =======


    Weighted average common shares outstanding:

         Basic (B)                                          9,001          9,166         9,046         9,163
         Dilutive stock options                                24             97            18            86
                                                            -----          -----         -----         -----
    Diluted (C)                                             9,025          9,263         9,064         9,249
                                                            =====          =====         =====         =====

    Earnings per share:

         Basic (A/B)                                    $    0.26      $    0.21     $    0.59     $    0.46
                                                            =====          =====         =====         =====
         Diluted (A/C)                                  $    0.26      $    0.21     $    0.59     $    0.45
                                                            =====          =====         =====         =====

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

    The following table summarizes information about the stock options outstanding and exercisable as of April 18, 1999:

                                           Options Outstanding          Options Exercisable
                                           -------------------     ------------------------
                                          Weighted                       Number
                                           Average      Weighted    Exercisable    Weighted
                                         Remaining       Average             At     Average
        Range of            Options    Contractual      Exercise       April 18,   Exercise
     Exercise Prices    Outstanding           Life         Price           1999       Price
     ---------------    -----------    -----------      --------    -----------    --------
     $11.50-$11.50          100,000     7.34 years        $11.50         50,000      $11.50
     $12.25-$12.25           14,000     8.00 years        $12.25         14,000      $12.25
     $14.25-$14.25          100,000     9.46 years        $14.25             --      $00.00
     $14.50-$17.00          122,000     2.85 years        $16.12        122,000      $16.12
     $18.25-$26.00          106,000     6.50 years        $20.98         81,000      $21.82
                            -------                                     -------
     $11.50-$26.00          442,000     6.40 years        $15.69        267,000      $16.78
                            =======                                     =======

6. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets were written down to net realizable values. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the second quarter of fiscal 1999 and 1998 did not include any amounts for these units.
    Fifty-four stores have been disposed of through conversion, sublease, assignment, lease termination or sale.

    During the first half of 1999, $178,000 of closure and carrying related costs were charged against the liability established for such costs. As of April 18, 1999, the Company had $3,667,000 of reserves remaining to provide for the disposal of three closed properties and eight subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $2,751,000 to reduce the disposal property to net realizable value and $916,000 to provide for expected carrying costs and sublease losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Company's quarterly financial information is subject to seasonal fluctuation. Also, the second quarters of 1998 and 1999 are not comparable because of differences in time periods presented (see Note 2 of Notes to the Financial Statements). The second quarter of 1998 consisted of three months or 89 days, while the second quarter of 1999 consisted of twelve weeks, or 84 days. The fiscal first half of 1998 consisted of six months, or 181 days while the fiscal first half of 1999 consisted of twenty-four weeks, or 168 days.

Restaurant operations
The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                                 Second Quarter                    Year-to-Date
                                         ----------------------------      ---------------------------
                                            Twelve           Three         Twenty-four         Six
                                         weeks ended     months ended      weeks ended     months ended
                                         -----------     ------------      -----------     ------------
                                          April 18,        April 30,        April 18,        April 30,
                                            1999             1998             1999             1998
                                         -----------     ------------      -----------     -----------
Bakers Square
     Restaurant sales                   $ 48,752,000     $ 49,057,000     $ 99,801,000     $101,977,000
     Restaurant operating profit           4,313,000        2,869,000        9,247,000        6,469,000
     Restaurant operating profit %               8.8%             5.8%             9.3%             6.3%
     Divisional administrative costs       1,329,000        1,268,000        2,803,000        2,427,000
     Divisional operating profit           2,984,000        1,601,000        6,444,000        4,042,000
     Restaurants at quarter-end                  150              150

Village Inn
     Restaurant sales                   $ 32,338,000     $ 32,984,000     $ 64,666,000     $ 66,591,000
     Restaurant operating profit           5,461,000        5,790,000       10,962,000       11,506,000
     Restaurant operating profit %              16.9%            17.6%            17.0%            17.3%
     Franchise income                        764,000          905,000        1,480,000        1,755,000
     Divisional administrative costs         980,000        1,182,000        2,073,000        2,290,000
     Divisional operating profit           5,245,000        5,513,000       10,369,000       10,971,000
     Restaurants at quarter-end                  100               97

Consolidated
     Restaurant sales                   $ 81,090,000     $ 82,041,000     $164,467,000     $168,568,000
     Food cost %                                30.4%            30.4%            31.0%            31.3%
     Labor cost %                               32.8%            32.9%            32.2%            32.6%
     Other operating cost %                     24.8%            26.1%            24.5%            25.5%
     Restaurant operating profit %              12.1%            10.6%            12.3%            10.7%
     Restaurant operating profit           9,774,000        8,659,000       20,209,000       17,975,000
     Franchise income                        764,000          905,000        1,480,000        1,755,000
     Divisional general and
       administrative costs                2,309,000        2,450,000        4,876,000        4,717,000
                                          ----------       ----------       ----------       ----------
     Divisional operating profit           8,229,000        7,114,000       16,813,000       15,013,000
                                          ----------       ----------       ----------       ----------
     Unallocated general and
       administrative costs                4,430,000        3,883,000        8,081,000        7,760,000
                                          ----------       ----------       ----------       ----------
     Operating profit                   $  3,799,000     $  3,231,000     $  8,732,000      $ 7,253,000
                                          ==========       ==========       ==========       ==========

Consolidated restaurant sales decreased $950,000, or 1.2%, during the second fiscal quarter and decreased $4.1 million, or 2.4% for the first two quarters of fiscal 1999 compared to last year. The sales decrease was largely attributable to five and thirteen fewer days in the second quarter and first two quarters of 1999, respectively.

During the second quarter of fiscal 1999, sales increased 3.1% and guest counts increased .2% on a comparable same store basis. Same store sales for Village Inn increased .8% and Bakers Square's same store sales increased by 4.7%. Comparable guest counts for Village Inn decreased .8% and Bakers Square improved 1.0%. Modest menu price increases, restaurant remodel programs, and continued improved execution at Bakers Square contributed to the improvement in sales.

For the first half of fiscal 1999, comparable total store sales increased 3.7%, reflective of a 5.1% increase for Bakers Square and a 1.4% increase for Village Inn. Comparable total guest counts increased .1%, reflective of .8% increase for Bakers Square and .6% decrease for Village Inn.

Consolidated restaurant operating profit increased by $1.1 million, or 12.9%, and increased as a percentage of restaurant sales from 10.6% to 12.1% in the second quarter of 1999 versus the second quarter of 1998. The second quarter of fiscal 1999 had five fewer days than the second quarter of fiscal 1998. Bakers Square contributed to the improvement with its percentage improving from 5.8% to 8.8%, while Village Inn decreased by .7 percentage points over the same quarter of 1998. The improved operating profit was due to higher sales and increased operating efficiencies.

Consolidated restaurant operating profit increased by $2.2 million, or 12.4% and increased as a percentage of restaurant sales from 10.7% to 12.3% for the first two quarters of fiscal 1999 compared to 1998's first two quarters.
The first two quarters of fiscal 1999 had thirteen fewer days than the first two quarters of fiscal 1998. Bakers Square contributed to the improvement with its percentage improving from 6.3% to 9.3%, while
Village Inn decreased by .3 percentage points over the same quarter of 1998. This was largely due to higher sales and increased operating efficiencies in food, labor and other costs.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                     Bakers Square                              Village Inn
          --------------------------------------       ---------------------------------------

                         Comparable                                    Comparable
          Comparable        Store         Store         Comparable        Store         Store
             Store          Guest       Operating          Store          Guest       Operating
             Sales         Counts         Margin           Sales         Counts         Margin
          ----------     ----------     ---------       ----------     ----------     ---------
1998:
1st Qtr        6.5%           4.0%           6.8%            5.1%           4.9%          17.0%
2nd Qtr        7.3%           4.8%           5.8%            3.7%           2.0%          17.6%
3rd Qtr        9.9%           4.8%           8.2%            5.1%           2.0%          17.6%
4th Qtr        9.7%           4.3%           7.1%            3.4%           1.6%          17.2%

1999:
1st Qtr        5.5%            .5%           9.7%            2.0%           (.4%)         17.0%
2nd Qtr        4.7%           1.0%           8.8%            0.8%           (.8%)         16.9%

Other revenues and expense
--------------------------
Compared to 1998's second quarter, franchise revenue in 1999's second quarter decreased by $141,000. For the first two quarters of fiscal 1999, franchise revenue decreased by $275,000 compared to the first two quarters of 1998. Average daily franchise revenue decreased 10.6% in the second quarter of 1999 versus the same quarter last year largely due to increased franchise development costs. For the first half of 1999, average daily franchise revenue decreased 9.1%.

As a percent of sales, general and administrative expense increased slightly in the second quarter of 1999 from the comparable 1998 second quarter. Actual general and administrative expense increased $406,000 during the second quarter and $480,000 year-to-date over the corresponding 1998 periods, due to higher divisional administrative costs, higher incentive compensation, increased head count and fees associated with the Company's Y2K system implementation and store manager training program investment. Year-to-date, general and administrative expense as a percent of revenues was 7.8% and 7.3% for 1999 and 1998, respectively.

Interest expense declined 41.7%, or $168,000, for the second quarter and 46.9%, or $418,000, for the first two quarters of 1999 as compared to fiscal 1998 due to a substantial reduction in long-term debt. Average daily interest expense decreased 38.2% and 42.7% for the second quarter and year-to-date, respectively, over last year due to reduced credit line borrowings.

The Company's effective tax rate for the second quarter and first half of 1999 was 36.5% representing statutory tax rates offset somewhat by the effect of FICA tax credits.

Liquidity and capital resources
-------------------------------
Operating cash flows increased $720,000 in the first two quarters of 1999 versus the first two quarters of 1998. The increase resulted primarily from improved operating results and decreased working capital requirements.

As of April 18, 1999, no advances were outstanding under the Company's bank credit facility and approximately $38.2 million was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. On December 19, 1997, the Company accepted an amended and restated credit agreement which provided an available credit limit of $40,000,000. The agreement expires on February 28, 2001.

During the first two quarters of 1999, the Company disposed of seven properties, one through sale, two through sublease, four through lease termination. Also during that time, closure and carrying costs of $178,000 were charged against the liability established for such, and cash proceeds of $690,000 were realized from the disposition of properties.

At April 18, 1999, the Company had ten closed properties remaining which it was trying to sell or sublease. Four of those properties were owned in fee and the rest were leased. The Company also had twelve subleased properties. The Company hopes to sell the fee properties over the next year and $1.3 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $900,000 are expected to be incurred over that period. The Company expects to sublease four of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of April 18, 1999, authorizations granted by the Board of Directors for the purchase of 520,075 common shares of the Company's common stock remained available. During the first half of fiscal 1999, 166,225 shares were purchased. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $17.3 million are expected during the remainder of the fiscal year. The level of planned expenditures may be reduced as a result of operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

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

A system-wide rollout to all restaurants of a new back-of-house point-of-sale
(POS) system, as well as a modification of front-of-house systems which the Company believes to be Year 2000 compliant, began in March 1999 with a targeted completion date of September 1, 1999. A pilot store test began in February, 1999. The Company is in the process of developing a contingency plan for restaurant operations should the initial store testing and the rollout fall behind schedule.

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

Item 5. Other Information.

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




                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)



May 21, 1999                           By: /s/ Charles R. Frederickson
                                           ---------------------------
                                           Charles R. Frederickson
                                           Chairman of the Board,
                                           President and Chief Executive Officer



May 21, 1999                           By: /s/ Richard E. Sabourin
                                           -----------------------
                                           Richard E. Sabourin
                                           Executive Vice President and
                                           Chief Financial Officer