Form 10-Q
period 1999-07-11
VICORP RESTAURANTS INC
filed 1999-08-20
CIK 703799

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 11, 1999
                                -------------
                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                 -----------------------
                       Commission file number 0-12343
                                              -------
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

Yes  X       No
    ---         ---
The registrant had 8,843,204 shares of its $.05 par value Common Stock outstanding as of August 17, 1999.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS
(in thousands)

                                               July 11,       November 1,
                                                 1999             1998
                                              ---------       -----------
                                            (unaudited)
ASSETS

Current assets
 Cash                                         $  11,938         $  10,262
 Receivables                                      2,516             3,655
 Inventories                                      6,111             7,501
 Deferred income taxes                            3,617             3,617
 Prepaid expenses and other                       2,345             2,192
                                                -------           -------
   Total current assets                          26,527            27,227
                                                -------           -------
Property and equipment, net                     134,930           128,648
Deferred income taxes                            31,462            35,547
Other assets                                      9,097             8,248
                                                -------           -------
Total assets                                  $ 202,016         $ 199,670
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
  and capitalized lease obligations            $  1,403          $  1,711
 Accounts payable, trade                         18,038            21,847
 Accrued compensation                             7,203             6,013
 Accrued taxes                                   10,676             8,629
 Accrued insurance                                3,131             3,354
 Other accrued expenses                           6,102             5,208
                                                -------           -------
   Total current liabilities                     46,553            46,762
                                                -------           -------
Long-term debt (Note 3)                              38                87
Capitalized lease obligations                     4,514             5,696
Non-current accrued insurance                     2,333             3,199
Other non-current liabilities and credits         5,584             5,919

Shareholders' equity
 Series A Junior Participating Preferred
  Stock, $.10 par value, 200,000 shares
  authorized, no shares issued                    -----             -----
 Common stock, $.05 par value, 20,000,000
  shares authorized, 8,843,204 and 9,258,898
  shares issued and outstanding                     443               455
 Paid-in capital                                 80,639            84,148
 Retained earnings                               61,912            53,404
                                                -------           -------
   Total shareholders' equity                   142,994           138,007
                                                -------           -------
Total liabilities and shareholders' equity    $ 202,016         $ 199,670
                                                =======           =======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                        Twelve       Three    Thirty-six        Nine
                                         Weeks      Months         Weeks      Months
                                         ended       ended         ended       ended
                                       July 11,    July 31,      July 11,    July 31,
                                         1999        1998          1999        1998
                                       --------    --------      --------    --------
Revenues
 Restaurant operations                 $ 83,030    $ 87,318     $ 247,497   $ 255,886
 Franchise operations                       679         861         2,159       2,616
                                         ------      ------       -------     -------
Total Revenues                           83,709      88,179       249,656     258,502

Costs and expenses
 Restaurant operations
  Food                                   24,528      26,329        75,527      79,113
  Labor                                  27,254      28,565        80,207      83,434
  Other operating                        20,345      22,018        60,651      64,958
 General and administrative               6,559       6,579        19,516      19,056
                                         ------      ------        ------      ------
Operating Profit                          5,023       4,688        13,755      11,941

 Interest expense                           230         320           704       1,212
 Other (income) expense, net               (162)        (71)         (347)       (258)
                                         ------      ------        ------      ------
Income before income tax expense          4,955       4,439        13,398      10,987
Income tax expense                        1,808       1,652         4,890       4,010
                                         ------      ------        ------      ------
Net income                              $ 3,147     $ 2,787       $ 8,508     $ 6,977
                                         ======      ======        ======      ======

Basic earnings per share                $   .35     $   .30       $   .95     $   .76
                                         ======      ======        ======      ======

Diluted earnings per share              $   .35     $   .30       $   .94     $   .75
                                         ======      ======        ======      ======
Weighted average common shares and
  dilutive common share equivalents       8,921       9,262         9,017       9,253
                                         ======      ======        ======      ======

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                 Thirty-six              Nine
                                                      Weeks            Months
                                                      ended             ended
                                                    July 11,          July 31,
                                                      1999              1998
                                                    --------          --------
Operations
 Net income                                        $  8,508          $  6,977
 Reconciliation to cash provided by operations
   Depreciation and amortization                     13,345            14,702
   Deferred income tax provision                      4,085             3,302
   (Gain) loss on disposition of assets                 (70)              217
   Other, net                                          (538)             (389)

   Change in assets and liabilities
    Trade receivables                                   253             1,857
    Inventories                                       1,390             1,252
    Accounts payable, trade                          (3,669)              857
    Other current assets and liabilities              3,502             2,224
    Non-current accrued insurance                      (866)             (339)
                                                     ------            ------
Cash provided by operations                          25,940            30,660
                                                     ------            ------
Investing activities
  Purchase of property and equipment                (20,220)          (12,949)
  Purchase of other assets                           (1,002)              (96)
  Disposition of property                               514             1,398
  Collection of non-trade receivables                 1,019             1,280
                                                     ------            ------
Cash (used for) investing activities                (19,689)          (10,367)
                                                     ------            ------
Financing activities
  Issuance of debt                                       --               300
  Payment of debt and capitalized lease obligations  (1,217)          (13,607)
  Purchase of common stock                           (3,637)               --
  Issuance of common stock                              115             1,606
  Other, net                                            164                80
                                                     ------            ------
Cash used for financing activities                   (4,575)          (11,621)
                                                     ------            ------

Increase in cash                                      1,676             8,672
Cash at beginning of period                          10,262             1,464
                                                     ------            ------
Cash at end of period                              $ 11,938          $ 10,136
                                                     ======            ======
Supplemental information
Cash paid during the period for
  Interest (net of amount capitalized)             $    718          $  1,276
  Income taxes                                          773               292

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1. The accompanying unaudited financial statements of VICORP Restaurants, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments considered necessary (which are of a normal and recurring nature) for fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended November 1, 1998, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

2. Effective fiscal 1999, the Company has decided to adopt reporting on a 52/53 week fiscal year ending on the last day in October. In conjunction with that change, the Company's last fiscal quarter of 1999 will consist of sixteen weeks and all other quarters will consist of twelve weeks. Prior to that, the Company utilized a fiscal year which ended on the last day in October. Fiscal quarters in 1998 consisted of three months.

    The Company determined that a significant amount of estimation would be required to restate quarterly 1998 operating results to correspond with the twelve week quarterly reporting. Therefore, restatements of results were not made and the quarterly results for 1999 and 1998 are not comparable. The following table highlights the differences in time periods:

                            Fiscal   1999                          Fiscal  1998
                 ----------------------------------      ---------------------------------
                         Time  Period          Days             Time Period           Days
                         ------------          ----             -----------           ----
1st Quarter      Nov.  2, 1998-Jan. 24, 1999     84      Nov. 1, 1997-Jan. 31, 1998     92
2nd Quarter      Jan. 25, 1999-Apr. 18, 1999     84      Feb. 1, 1998-Apr. 30, 1998     89
3rd Quarter      Apr. 19, 1999-Jul. 11, 1999     84      May  1, 1998-July 31, 1998     92
4th Quarter      July 12, 1999-Oct. 31, 1999    112      Aug. 1, 1998- Nov. 1, 1998     93
                                                ---                                    ---
                                                364                                    366
                                                ===                                    ===

3. As of July 11, 1999, the Company had no borrowings outstanding and $1,850,000 of letters of credit placed under its bank credit facility. The Company's bank credit agreement expires on February 28, 2001.

4. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                                                Twelve       Three    Thirty-six        Nine
                                                 Weeks      Months         Weeks      Months
                                                 ended       ended         ended       ended
                                               July 11,    July 31,      July 11,    July 31,
                                                  1999        1998          1999        1998
                                               --------    --------      --------    -------

(in thousands, except per share data)
Net income available to common shareholders(A) $ 3,147     $ 2,787       $ 8,508     $ 6,977
                                                ======      ======        ======      ======

Weighted average common shares outstanding:

   Basic (B)                                     8,890       9,231         8,994       9,186
   Dilutive stock options                           31          31            23          67
                                                 -----       -----         -----       -----

Diluted (C)                                      8,921       9,262         9,017       9,253
                                                 =====       =====         =====       =====

Earnings per share:

   Basic (A/B)                                  $ 0.35      $ 0.30        $ 0.95      $ 0.76
                                                 =====       =====         =====       =====
   Diluted (A/C)                                $ 0.35      $ 0.30        $ 0.94      $ 0.75
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

    The following table summarizes information about the stock options outstanding and exercisable as of July 11, 1999:

                                           Options Outstanding         Options Exercisable
                                      ------------------------    ------------------------
                                        Weighted                      Number
                                         Average      Weighted   Exercisable      Weighted
                                       Remaining       Average            At       Average
Range of              Options        Contractual      Exercise       July 11,     Exercise
Exercise Prices     Outstanding             Life         Price          1999         Price
---------------     -----------             ----         -----          ----         -----
$11.50-$11.50          100,000        7.11 years        $11.50        50,000        $11.50
$12.25-$12.25           14,000        7.77 years        $12.25        14,000        $12.25
$14.25-$14.25          100,000        9.23 years        $14.25           --         $00.00
$14.50-$17.00          138,000        3.45 years        $16.08       138,000        $16.08
$18.25-$26.00          106,000        6.27 years        $20.98        81,000        $21.82
                       -------                                       -------
$11.50-$26.00          458,000        6.30 years        $15.70       283,000        $16.72
                       =======                                       =======

6. In the fourth quarter of 1994, the Company adopted a plan to dispose of 50 restaurant locations in trade areas that were no longer considered appropriate for the Company's existing concepts. As part of the disposal plan, the carrying value of those restaurants' assets was written down to net realizable value. The Company also accrued for expected carrying costs pending disposition and sublease disposition losses. In the third quarter of fiscal 1996, the Company recorded an asset disposal charge related to a decision to close and dispose of six of its Angel's Diners. As of the end of fiscal 1996, the Company had closed all the restaurants related to both disposal plans. Consequently, operating results for the third quarter of fiscal 1998 and 1999 did not include any amounts for these units. Fifty-five stores have been disposed of through sublease, lease termination or sale. One store was converted and opened as a Village Inn restaurant.

    During the first three quarters of 1999, $263,000 of closure and carrying costs were charged against the liability established for such costs. As of July 11, 1999, the Company had $2,753,000 of reserves remaining to provide for the disposal of three closed properties and eight subleased properties. Units classified as subleased may return to closed status upon sublease termination. The reserves consisted of $1,922,000 to reduce the disposal property to net realizable value and $831,000 to provide for expected carrying costs and sublease losses.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Company's quarterly financial information is subject to seasonal fluctuation. Also, the third quarters of 1998 and 1999 are not comparable because of differences in time periods presented (see Note 2 of Notes to the Financial Statements). The third quarter of 1998 consisted of three months or 92 days, while the third quarter of 1999 consisted of twelve weeks, or 84 days. The fiscal three quarters of 1998 consisted of nine months, or 273 days while the fiscal three quarters of 1999 consisted of thirty-six weeks, or 252 days.

Restaurant operations

The following table sets forth certain operating information for the Company's operating concepts and the Company as a whole.

                                              Third Quarter                       Year-to-Date
                                      ----------------------------      -----------------------------
                                         Twelve          Three           Thirty-six          Nine
                                      Weeks ended     Months ended      Weeks ended      Months ended
                                        July 11,        July 31,          July 11,         July 31,
                                          1999            1998              1999             1998
                                      -----------      -----------      -----------      ------------
Bakers Square
   Restaurant sales                  $ 50,463,000     $ 52,814,000    $ 150,264,000    $ 154,791,000
   Restaurant operating profit          5,336,000        4,326,000       14,583,000       10,795,000
   Restaurant operating profit %             10.6%             8.2%             9.7%             7.0%
   Divisional administrative costs      1,152,000        1,385,000        3,955,000        3,812,000
   Divisional operating profit          4,184,000        2,941,000       10,628,000        6,983,000
   Restaurants at quarter-end                 150              150

Village Inn
   Restaurant sales                  $ 32,567,000     $ 34,504,000     $ 97,233,000    $ 101,095,000
   Restaurant operating profit          5,567,000        6,080,000       16,529,000       17,586,000
   Restaurant operating profit %             17.1%            17.6%            17.0%            17.4%
   Franchise income                       679,000          861,000        2,159,000        2,616,000
   Divisional administrative costs      1,098,000        1,217,000        3,170,000        3,507,000
   Divisional operating profit          5,144,000        5,724,000       15,513,000       16,695,000
   Restaurants at quarter-end                 102               98

Consolidated
   Restaurant sales                  $ 83,030,000     $ 87,318,000    $ 247,497,000    $ 255,886,000
   Food cost %                               29.6%            30.2%            30.5%            30.9%
   Labor cost %                              32.8%            32.7%            32.4%            32.6%
   Other operating cost %                    24.5%            25.2%            24.5%            25.4%
   Restaurant operating profit %             13.1%            11.9%            12.6%            11.1%
   Restaurant operating profit         10,903,000       10,406,000       31,112,000       28,381,000
   Franchise income                       679,000          861,000        2,159,000        2,616,000
   Divisional general and
     administrative costs               2,250,000        2,602,000        7,125,000        7,319,000
                                       ----------       ----------       ----------       ----------
   Divisional operating profit          9,332,000        8,665,000       26,146,000       23,678,000
                                       ----------       ----------       ----------       ----------
   Unallocated general and
     administrative costs               4,309,000        3,977,000       12,391,000       11,737,000
                                       ----------       ----------       ----------       ----------
   Operating profit                  $  5,023,000     $  4,688,000     $ 13,755,000     $ 11,941,000
                                       ==========       ==========       ==========       ==========

Consolidated restaurant sales decreased $4.3 million, or 4.9%, during the third fiscal quarter and decreased $8.4 million, or 3.3% for the first three quarters of fiscal 1999 compared to last year. The sales decrease was attributable to eight and twenty-one fewer days in the third quarter and the first three quarters of 1999, respectively.

During the third quarter of fiscal 1999, sales increased 3.7% and guest counts increased .6% on a comparable same store basis. Same store sales for Village Inn increased .5% and Bakers Square's same stores sales increased by 5.6%. Comparable guest counts for Village Inn decreased 1.8% while Bakers Square improved 2.6%. Restaurant remodel programs, broadened advertising coverage, and continued improved execution at Bakers Square contributed to the improvement in sales.

For the first three quarters of fiscal 1999, comparable same store sales increased 3.7%, reflective of a 5.3% increase for Bakers Square and a 1.2% increase for Village Inn. Comparable guest counts increased .4%, reflective of a 1.4% increase for Bakers Square and a .8% decrease for Village Inn.

The Company continues to focus on increasing the guest counts at its Bakers Square concept. Bakers Square Midwest units were remodeled in a significant campaign to enhance the dining experience. In both Midwest and West Coast Baker Square markets overall field and store management ranks have been strengthened considerably. In addition, both tactical marketing programs and special incentive programs in the local restaurants have been expanded to increase customer awareness and improve service levels.

Consolidated restaurant operating profit increased by $.5 million, or 4.8%, and increased as a percentage of restaurant sales from 11.9% to 13.1% in the third quarter of 1999 versus the third quarter of 1998. The third quarter of fiscal 1999 had eight fewer days than the third quarter of fiscal 1998. Bakers Square contributed to the improvement with its percentage improving from 8.2% to 10.6%, of sales, while Village Inn decreased by .5 percentage points over the same quarter of 1998. The improved consolidated operating profit was due to higher sales and increased operating efficiencies. The decrease at Village Inn is attributable to start up costs associated with new restaurant openings.

Consolidated restaurant operating profit increased by $2.7 million, or 9.6% and increased as a percentage of restaurant sales from 11.1% to 12.6% for the first three quarters of fiscal 1999 compared to 1998's first three quarters. The first three quarters of fiscal 1999 had twenty-one fewer days than the first three quarters of fiscal 1998. Bakers Square contributed to the improvement with its percentage improving from 7.0% to 9.7%, while Village Inn decreased by .4 percentage points over the same quarter of 1998. The overall improvement was largely due to higher sales and increased operating efficiencies in food, labor and other costs. The decrease at Village Inn is largely attributable to new restaurant openings.

The following presents select quarterly trend data related to the operations of Bakers Square and Village Inn:

                          Bakers Square                              Village Inn
                          -------------                              -----------
                           Comparable                                 Comparable
             Comparable       Store         Store       Comparable       Store         Store
                Store         Guest      Operating         Store         Guest      Operating
                Sales        Counts        Margin          Sales        Counts        Margin
             -------------------------------------      -------------------------------------
1998:
1st Qtr          6.5%          4.0%          6.8%           5.1%          4.9%         17.0%
2nd Qtr          7.3%          4.8%          5.8%           3.7%          2.0%         17.6%
3rd Qtr          9.9%          4.8%          8.2%           5.1%          2.0%         17.6%
4th Qtr          9.7%          4.3%          7.1%           3.4%          1.6%         17.2%

1999:
1st Qtr          5.5%           .5%          9.7%           2.0%          (.4%)        17.0%
2nd Qtr          4.7%          1.0%          8.8%           0.8%          (.8%)        16.9%
3rd Qtr          5.6%          2.6%         10.6%           0.5%         (1.8%)        17.1%

Other revenues and expense
--------------------------

Compared to 1998's third quarter, franchise revenue in 1999's third quarter decreased by $182,000. For the first three quarters of fiscal 1999, franchise revenue decreased by $457,000 compared to the first three quarters of 1998. Average daily franchise revenue decreased 13.6% in the third quarter of 1999 versus the third quarter last year due to increased franchise development costs. For the first three quarters of 1999, average daily franchise revenue decreased 10.6%.

As a percent of sales, general and administrative expense increased slightly in the third quarter of 1999 from the comparable 1998 third quarter. Actual general and administrative expense increased $20,000 during the third quarter and $460,000 year-to-date over the corresponding 1998 periods. The year-to-date increase is due to higher divisional management expenses, higher incentive compensation, increased head count, fees and depreciation associated with the Company's Y2K system implementation and increased store manager training program investment. Year-to-date, general and administrative expense as a percent of revenues was 7.8% and 7.3% for 1999 and 1998, respectively.

Interest expense declined 28.1%, or $90,000, for the third quarter and 41.9%, or $508,000, for the first three quarters of 1999 as compared to fiscal 1998 due to a substantial reduction in long-term debt.

The Company's effective tax rate for the first three quarters of 1999 was 36.5% representing statutory tax rates offset somewhat by the effect of FICA tax credits.


Liquidity and capital resources
-------------------------------

Operating cash flows decreased $4.7 million in the first three quarters of 1999 versus the first three quarters of 1998. The decrease resulted from a combination of 21 less business days in the current period, as well as an increase in working capital requirements related to a reduction in days payables outstanding.

As of July 11, 1999, no advances were outstanding under the Company's bank credit facility and approximately $38.2 million was available for additional direct advances, subject to limitations on combined balances of direct advances and letters of credit. On December 19, 1997 the Company accepted a credit agreement which provided for an available credit limit of $40,000,000. The Company's bank credit agreement expires on February 28, 2001.

During the first three quarters of 1999, the Company disposed of nine properties, one through sale, three through sublease, four through lease termination. Also, during that time, closure and carrying costs of $263,000 were charged against the liability established for such, and cash proceeds of $777,000 were realized from the disposition of properties.

At July 11, 1999, the Company had nine closed properties remaining which it was trying to sell or sublease. Four of those properties were owned in fee and the rest were leased. The Company also had thirteen subleased properties. The Company hopes to sell the fee properties over the next year and $1.3 million of proceeds are expected to be realized from their sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. It is expected that the majority of the leased properties will be subleased over the next twelve to eighteen months. Cash carrying costs of approximately $800,000 are expected to be incurred over that period. The Company expects to sublease two of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be incurred over the remaining years of the leases and the Company does not anticipate that the losses will materially affect the Company's liquidity.

As of July 11, 1999, authorizations granted by the Board of Directors for the purchase of 453,375 common shares of the Company's common stock remained available. During the first three quarters of 1999, 232,925 shares were purchased. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Capital expenditures approximating $11.8 million are expected during the remainder of the fiscal year. The level of planned expenditures may be subject to change based on operating conditions. Cash provided by operations, the unused portion of the Company's bank credit facility and other financing sources are expected to be adequate to fund these expenditures and any cash outlays for the purchase of the Company's common stock as authorized by the Board.

The Company completed a review of its computer systems during fiscal 1997, resulting in a decision to replace a large portion of the existing systems. The total cost of this effort is expected to be approximately $14.0 million. Approximately $7.5 million of this amount was spent in fiscal 1998. The Company believes the new systems are Year 2000 compliant.

As of January 4, 1999, the Company implemented systems which the Company believes are Year 2000 compliant at its corporate headquarters. These new ERP (Enterprise Resource Planning) systems have been designed to provide the infrastructure to support corporate and field-based systems.

A system-wide rollout to all restaurants of a new back-of-house point-of-sale
(POS) system, as well as a modification of front-of-house systems which the Company believes to be Year 2000 compliant, began in March 1999 with a targeted completion date of October 15, 1999. The Company is in the process of developing a contingency plan for restaurant operations should the rollout fall behind schedule.

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

With respect to third parties, the Company has been in contact with and has sent written communications to all third parties considered critical to the Company's ongoing operations. Written communication will request written confirmation from mission critical third parties of reasonable assurance that plans are being developed to ensure Year 2000 readiness. Reasonable assurance will include verification that critical third-party vendors have a plan in place for review of Year 2000 readiness for their supplier base. To the extent that critical third-party vendors do not provide the Company with satisfactory evidence of readiness, contingency plans will be developed and implemented by the Company by December 31, 1999.

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


Outlook
-------

The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn or Bakers Square restaurant properties, acquisition of new computer systems, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

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



                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders.


    On May 6, 1999, the Registrant held its Annual Meeting of Shareholders. At that meeting, two proposals were submitted to the shareholders for approval. Those proposals related to the election of directors and the ratification of the appointment of the Company's independent auditors for VICORP's 1999 fiscal year.

   As to the first proposal, each of the nominees for directors were elected based upon a vote for each nominee of 8,620,844 for and 17,298 against.

   The selection of Arthur Andersen LLP to serve as the Company's independent accountants for fiscal 1999 was ratified. The vote was 8,632,922 for; 122 against; 4,998 abstained; and no broker non-votes.


Item 5. Other Information.


Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits

          (10)  Material Contracts

                Deferred Stock Plan for Directors

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





                            VICORP Restaurants, Inc.
                            ------------------------
                                 (Registrant)




August 20, 1999                        By:/s/ Charles R. Frederickson
                                          ---------------------------
                                         Charles R. Frederickson,
                                         Chairman of the Board,
                                         President and Chief Executive Officer



August 20, 1999                        By:/s/ Richard E. Sabourin
                                          ---------------------------
                                         Richard E. Sabourin,
                                         Executive Vice President and
                                         Chief Financial Officer