Form 10-K
period 1999-10-31
VICORP RESTAURANTS INC
filed 2000-01-21
CIK 703799

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________________

Commission file number 0-12343
                       -------
                                 VICORP Restaurants, Inc.
              _____________________________________________________
              (Exact name of registrant as specified in its charter)

               Colorado                             84-0511072
              ---------                             ----------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification No.)


               400 West 48th Avenue,  Denver, Colorado  80216
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

                             Title of each class

                                Common Stock
                          $.05 par value per share
                                 __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                     --      --
Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 6,446,523 shares of the registrant's common stock held by non-affiliates on January 20, 2000 was approximately $102,338,552.

At January 20, 2000 there were 6,777,443 shares of the Company's
Common Stock $.05 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.

                             PART I

Item 1. Business.

VICORP Restaurants, Inc., the registrant, is referred to herein as "VICORP" or the "Company." The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At October 31, 1999, VICORP operated two hundred fifty-two Company-owned restaurants in thirteen states. Of the two hundred fifty-two Company-owned restaurants, one hundred fifty were Bakers Squares and one hundred two were Village Inns, with an additional one hundred sixteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the upper Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name VICOM. VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Mounds View, Minnesota.

Company Operations

The Village Inn concept is focused on breakfast food, offering homestyle entrees for breakfast, lunch and dinner. Bakers Square emphasizes lunch and dinner with signature fresh baked pies in twenty-two, plus flavors. Each concept offers a relatively standard core menu supplemented with daily and monthly entree and pie specials with an average guest check of six to eight dollars.

Store management typically consists of a general manager and two assistant managers. The store managers are supported by regional managers, regional vice-presidents and the corporate office. Incentives are provided to encourage store and regional managers to maximize store sales and monitor controllable costs.

The Company believes the principal measure of success for the restaurants is the ability to provide the customer with a satisfying experience.
Attracting and retaining the best people, continuous employee development, regular communication of expectations, and constant performance feedback are central factors to ensure customer satisfaction. Training programs are designed to meet these objectives and focus on outcome-based training, emphasizing the acquisition of basic skills and behavior that result in desired performance for specific positions.

Cost effective procurement of quality products is also critical to providing a satisfying customer experience. The Company makes centralized purchasing decisions for basic menu ingredients to gain favorable prices and ensure uniform quality specifications. Management does not anticipate any difficulty in obtaining food products of adequate quantity or quality at acceptable prices.

The Company utilizes advertising to promote the restaurant concepts and gain market share. Expenditures for marketing were 2.66% of Company-operated restaurant sales in the current fiscal year.

The Company-operated restaurants utilize point-of-sale and back-of-house computer systems. These systems capture sales information, payroll data, and provide restaurant managers with analytical and reporting tools.

During fiscal 1999, the Company opened seven new restaurants and closed four restaurants, of which three were converted to franchise operations and one closed due to the expiration of the lease. The Company intends to open eight to ten Company-operated restaurants during fiscal year 2000, with emphasis on the Village Inn concept.

Franchise Operations

The initial term of a Village Inn Franchise Agreement is twenty-five years. An initial franchise fee of $35,000 is due upon the grant of a franchise and ongoing royalty fees are 4% of gross sales. The Company supports its franchisees with regular visits to the restaurants by Quality Assurance Consultants to help ensure the Company's high quality service and cleanliness standards are upheld. A franchise advisory board, consisting of seven franchisees elected by their peers every two years, meets with Company management four times per year. The meetings provide a forum for the exchange of ideas, which will enable the Company and the franchisees to maximize growth, sales and profits.

During fiscal year 1999, the Company established eight new franchised Village Inn locations in Florida, Arkansas, Nevada, Oklahoma and Colorado; and two restaurants were closed. The Company plans to pursue franchise development as a source of providing a continued profitable revenue stream, as well as to gain market share, thus promoting the advancement of the Village Inn brandname. The Company expects to develop from five to ten franchised units during fiscal 2000.

Trademarks and Service Marks

The Company owns the right to use the trademarks and service marks, which have been registered with various state and federal patent and trademark offices. The Company considers the trademarks and service marks important to the business and actively defends and enforces them.

Competition

The restaurant industry is highly competitive with regards to quality, value, location, service and price, and is often affected by changes in consumer tastes, local and national economic and real estate conditions, traffic patterns and demographic trends. The Company competes directly and indirectly with all types of restaurants from national and regional chains to local establishments. Competitors include corporations much larger than the Company, which have greater capital resources and ability to withstand adverse business trends.

Research and Development

No material amounts were spent on Company sponsored research activities relating to the development or enhancement of products, services or techniques.

Regulation

The Company is subject to various federal, state and local laws governing the sale and preparation of food, zoning, sanitation, health and safety, minimum wage requirements, overtime, construction, environmental and sale of alcoholic beverages.

The Federal Trade Commission, as well as state laws regulate franchise operations, including laws imposing registration and disclosure requirements for franchisors during the offer and sale of franchises and, in certain cases, applying substantive standards to the relationship between the Company and the franchisee.

Employees

As of October 31, 1999 the Company had approximately 11,880 employees. None of the Company's employees are represented by a labor union or are the subject of a collective bargaining agreement.

Executive Officers of the Company

The following table sets forth the names, ages, position and business experience of the executive officers of the Company. Executive officers are appointed by the Board of Directors on an annual basis. There are no family relationships between the executive officers.


Name                        Age             Position
----                        ---             -------
Charles R. Frederickson      62             Chairman of the Board and Chief
                                            Executive Officer
Joseph F. Trungale           58             President VICORP Restaurants, Inc./
                                            Bakers Square
Robert E. Kaltenbach         54             President Village Inn
Richard E. Sabourin          49             Executive Vice President/Chief
                                            Financial Officer

Charles R. Frederickson has been a director of the Company since 1968, and Chairman of the Board since November 1986.

Joseph F. Trungale was appointed President of the Company on November 1, 1999, after serving as the President of the Bakers Square concept since August 1998. Previously, Mr. Trungale served in various positions with operational responsibility over the Company's Bakers Square restaurants. Prior to joining the Company, Mr. Trungale operated a family-owned real estate business from September 1995 through July 1997. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

Robert E. Kaltenbach was appointed President of Village Inn in December 1994 after serving as Vice President of Franchise Operations since July 1988.

Richard E. Sabourin was appointed Executive Vice President and Chief Financial Officer in August 1996. From 1989 to August 1996, Mr. Sabourin was employed by Bestop, Inc. in various positions including President, Chief Operating Officer, and Chief Executive Officer.


Item 2. Properties.

The Company owns the corporate office complex located in Denver, Colorado and the bakery facility in Oak Forest, Illinois. The land and buildings at the Santa Fe Springs, California and Mounds View, Minnesota bakeries are leased.

Company operated Village Inn restaurants are concentrated in the Rocky Mountain region, Arizona and Florida, while Bakers Square restaurants are located primarily in California and the upper Midwest. The Company considers existing restaurant properties and equipment to be in good working condition. The Company intends to lease, sublease or sell seven idle restaurant properties. On October 28, 1999, the Company completed the sale and leaseback of the real estate related to twenty-one restaurant properties. The idle bakery facility in Denver, Colorado was sold on November 12, 1999. The following table sets forth properties owned in fee, buildings owned on leased land, and leased locations as of October 31, 1999:

                                 Village     Bakers
                                   Inn       Square    Other   Total
                                 -------     ------    -----   -----
Company-operated restaurants:
 Properties owned in fee              15         35       --      50
 Buildings owned on leased land        5         10       --      15
 Leased locations                     82        105       --     187
                                     ---        ---      ---     ---
                                     102        150       --     252
                                     ===        ===      ===     ===
Properties leased to others:
 Properties owned in fee               3         --        1       4
 Buildings owned on leased land       --         --        1       1
 Leased locations                     22         --       23      45
                                     ---        ---      ---     ---
                                      25         --       25      50
                                     ===        ===      ===     ===
Properties held for disposal:
 Properties owned in fee              --         --        4       4
 Buildings owned on leased land       --         --       --      --
 Leased locations                     --         --        3       3
                                     ---        ---      ---     ---
                                      --         --        7       7
                                     ===        ===      ===     ===


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

The second, Schroeder v. VICORP Restaurants, Inc., Case No. BC-198203, was brought by a former server at a California Bakers Square restaurant. The Plaintiff alleges VICORP has violated California statutes and regulations concerning the payment of wages, tip pooling, reimbursement for uniform expenses, failure to remit tips, and the improper charging of walkouts to servers. Class certification is requested, as well as injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962. This action was brought by a former manager of a California Bakers Square restaurant. The Plaintiff is seeking damages, statutory penalties, declaratory relief, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages.

The Company believes the legal actions described above are similar to plaintiff actions recently brought against other multi-location restaurant operators in the state of California. Resolution of these matters may require a significant period of time and is subject to substantial uncertainties common to the judicial process for class actions in general. The Company believes it has not violated California statutes and regulations and has meritorious defenses to each of the claims in these actions. While the Company intends to vigorously defend against the allegations, it is possible that the Company will not prevail, or that decisions made in other similar cases may result in interpretations of the California statutes that are adverse to the Company's position. The cost of defense for these actions is being recognized as incurred. No provision has been made for any judgements or settlements that might ultimately result. While a contingency exists that any such judgement or settlement could be material to the results of operations of the Company for some future period or periods, the Company currently believes that resolution of these amounts will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's security holders during the fourth quarter ended October 31, 1999.

                            PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 20, 2000, the Company had 391 shareholders of record. The following table sets forth for the high and low closing sales quotations per share of common stock as reported by NASDAQ during each of the Company's fiscal quarters:
[CAPTION]

                                    Fiscal Quarter
                         First     Second      Third        Fourth
-----------------------------------------------------------------------------
1999
High                     $16       $16 3/4     $18 5/16     $18 3/8
Low                       13 3/8    14 3/8      15 3/16      15 11/16

1998
High                     $17 1/2   $19 1/4     $16 3/4      $15 5/8
Low                       15 3/8    15 1/2      14 1/2       13

The range of high and low closing sales quotations contained in the foregoing table reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The Company has not paid cash dividends on common stock since 1986. Future common stock dividend payments are dependent upon operating results, loan agreement restrictions and other financial and business considerations.

Item 6.  Selected Financial Data.

(dollars in thousands,
 except per share data)         1999      1998      1997       1996      1995       1994        1993
-----------------------------------------------------------------------------------------------------
Results of operations
System-wide sales including
 franchise sales            $500,566  $482,506   $450,534   $456,352  $496,300   $529,982    $542,986
Restaurant sales             355,781   342,654    322,188    339,937   370,116    409,297     425,139
Total revenues               359,046   346,173    325,527    343,280   373,838    412,644     428,505
Net income(loss)              17,327*    9,120      6,899       (929)*  (4,532)    (6,638)*    16,524*
-----------------------------------------------------------------------------------------------------
Operating analysis
Restaurant operating profit
 analysis as a percentage of
 restaurant sales
  Costs and expenses:
   Food                        30.1%     30.8%      31.4%      32.9%     33.5%      30.1%       29.8%
   Labor                       32.8%     32.7%      32.4%      32.0%     33.7%      30.2%       28.5%
   Other operating             24.6%     25.4%      25.9%      26.7%     28.3%      28.2%       27.5%
 Restaurant operating profit   12.5%     11.1%      10.3%       8.3%      4.4%      11.4%       14.2%
General and administrative
 expense as a percentage
 of revenues                    8.1%      7.5%       7.4%       7.3%      7.0%       8.7%        7.8%
Interest expense as a
 percentage of revenues          .3%       .5%        .8%       1.2%      1.0%        .9%         .9%
Income before income taxes
 as a percentage of revenues    5.2%*     4.2%       3.3%        .9%*    (2.4%)      2.5%*       6.3%*
Effective income tax rate       6.5%     36.5%      36.0%      64.0%     50.0%      37.5%       36.2%
------------------------------------------------------------------------------------------------------
Balance sheet data
Total assets                $228,271  $199,670   $194,990  $203,946   $228,161   $249,023    $254,031
Long-term debt and
 capitalized lease
 obligations                   4,588     5,783     19,465    33,585     42,179     42,554      40,008
Common shareholders' equity  151,848   138,007    129,919   122,269    123,098    134,866     148,318
Debt to total capitalization    2.9%      4.0%      13.0%     21.5%      25.5%      24.0%       21.2%
------------------------------------------------------------------------------------------------------
Cash flow data
Cash provided by operations $ 29,405  $ 42,222   $ 28,568  $ 17,847   $  7,309   $ 34,094    $ 50,870
As a percentage of revenues     8.2%     12.2%       8.8%      5.2%       2.0%       8.3%       11.9%
Investment in property
 and equipment              $ 32,996  $ 21,054   $ 16,410  $  7,922   $ 13,234   $ 28,733    $ 42,426
------------------------------------------------------------------------------------------------------
Per common share
Earnings (loss)             $  1.93   $   .98    $    .75   $  (.10)  $   (.49)   $  (.69)    $  1.62
Book value                     17.06     15.18      14.18     13.50      13.61      14.18       14.96
Market price at year-end      16 7/8    14 1/8     15 1/2    14 1/2         11     16 3/4      20 3/4
Weighted average common and
 dilutive common stock
 equivalents (000's omitted)   8,958     9,262      9,145     9,050      9,246      9,656      10,189
------------------------------------------------------------------------------------------------------
Number of restaurants at year-end
Bakers Square                    150       150        150       154        160        189         187
Company-operated Village Inn     102        99         97        98         99        112         126
Franchised Village Inn           116       110        108       108        106        107         104
Other Company-operated            --        --         --         1          5          6          --
------------------------------------------------------------------------------------------------------
Total                            368       359        355       361        370        414         417
------------------------------------------------------------------------------------------------------

* An asset impairment of $746,000 was included in results of operations for 1999.
* A one-time tax benefit of approximately $5,400,000 from adjusting the valuation allowance relating to certain deferred tax assets was included in net income for 1999.
* An asset disposal charge of $5,800,000 was included in results of operations for 1996.
* An asset disposal, impairment and restructuring charge of $23,000,000 and income of $1,918,000 from settlement of litigation were included in results of operations for 1994.
* A restructuring charge of $1,300,000 was included in results of operations for 1993.
* Fiscal 1999 consisted of 364 days, while fiscal years 1998, 1997, 1996, 1995, 1994, 1993, consisted of 366 days, 365 days, 366 days, 366 days,
  364 days, and 371 days, respectively.
* The Company has not paid dividends on common stock during the last seven years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Selected Financial Data (Item 6 of Part II) and the Financial Statements and Supplementary Data (Item 8 of Part II).

Results of Operations

The following table sets forth selected operating statistics for the last three fiscal years (in thousands except restaurants at year end).

                                   1999            1998             1997
                                  ------          ------           ------
Bakers Square
 Restaurant sales              $  215,431      $  207,251       $  192,538
 Average sales per restaurant       1,441           1,387            1,276
 Restaurant operating profit       21,034          14,712           11,740
 Restaurant operating profit %        9.8%            7.1%             6.1%
 Divisional administrative costs    5,653           5,320            4,987
 Divisional operating profit       15,381           9,392            6,753
 Restaurants at year-end              150             150              150

Village Inn
 Restaurant sales              $  140,350      $  135,403       $  128,586
 Average sales per restaurant       1,401           1,394            1,326
 Restaurant operating profit       23,570          23,314           21,566
 Restaurant operating profit %       16.8%           17.2%            16.8%
 Franchise income                   3,265           3,519            3,339
 Divisional administrative costs    4,623           4,942            3,788
 Divisional operating profit       22,212          21,891           21,117
 Restaurants at year-end              102              99               97

Angel's
 Restaurant sales              $       --      $       --       $    1,064
 Average sales per restaurant          --              --               --
 Restaurant operating profit/(loss)    --              --              (19)
 Restaurant operating profit/(loss) %  --              --             (1.8%)
 Divisional administrative costs       --              --               12
 Divisional operating profit/(loss)    --              --              (31)
 Restaurants at year-end               --              --               --

Consolidated
 Restaurant sales              $  355,781     $   342,654       $  322,188
 Food cost %                         30.1%           30.8%            31.4%
 Labor cost %                        32.8%           32.7%            32.4%
 Other operating cost %              24.6%           25.4%            25.9%
 Restaurant operating profit %       12.5%           11.1%            10.3%
 Restaurant operating profit       44,604          38,026           33,287
 Franchise income                   3,265           3,519            3,339
 Divisional general and
    administrative costs           10,276          10,262            8,787
                               -------------------------------------------
 Divisional operating profit       37,593          31,283           27,839
                               -------------------------------------------
 Unallocated general and
   administrative costs            18,716          15,756           15,110
                               -------------------------------------------
 Operating profit<F1>          $    18,877    $     15,527       $   12,729
                              ============================================

<F1> Before asset impairment charge of $746,000 in 1999.


The year ended October 31, 1999 compared to the year ended November 1, 1998
---------------------------------------------------------------------------

Consolidated restaurant sales increased 3.8% in 1999 versus 1998. This was a result of operating an additional three Village Inn restaurants in the current year (seven new restaurants were opened while three existing restaurants were converted to franchise operations and one was closed due to expiration of the lease), as well as experiencing a comparable same store sales increase of 3.2%. The Bakers Square concept registered a 4.6% increase in same store sales and a 1.3% increase in customer counts compared to 1998. Restaurant remodel programs to enhance the dining experience, broadened advertising coverage, special incentive programs at the local level, strengthened management ranks in the Midwest and Westcoast, and continued improved execution of the Bakers Square concept contributed to the improvement in sales. Village Inn same store sales increased .9% and customer counts decreased 1.5% over the prior year. The decrease in customer counts is partially attributable to the opening of new stores in established market areas, as well as highly successful promotional programs in 1998 which drove large increases in customer traffic.

Consolidated restaurant operating profit increased 17.3% in 1999 versus 1998. Bakers Square's restaurant operating profit increased 43.0% over the prior year, while restaurant operating profit as a percent of sales increased to 9.8% in 1999 from 7.1% in 1998. Improved Bakers Square operating profit is due to higher same store sales, and programs developed to improve efficiencies, control food costs and minimize controllable operating costs. Village Inn's restaurant operating profit increased 1.1%, while profit as a percent of sales decreased from 17.2% in 1998 to 16.8% in 1999 due to start-up costs associated with the seven new stores opened in 1999.

Net franchise income decreased 7.2% between 1999 and 1998 primarily as a result of increased general and administrative expenses associated with franchise operations.

General and administrative expenses as a percent of restaurant sales, increased .6% in 1999 to 8.1%. The increase was attributed to increased divisional management expenses, higher incentive compensation payouts due to improved profitability, an increased investment in store manager training, and increased depreciation and other costs associated with the Enterprise Resource Planning (ERP) system implementation.

Other income for 1999 increased 272% from 1998 due to a $859,000 gain on the sale of a restaurant property.

Interest expense declined 34.6%, or $535,000 between 1999 and 1998 due to a substantial reduction in long-term debt in 1998.

The year ended November 1, 1998 compared to the year ended October 31, 1997
---------------------------------------------------------------------------

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

General and administrative expense was 7.5% of revenues in 1998 and 7.4% in 1997. The increase of $2,121,000 or 8.9%, was largely due to higher bonus payouts to operating management as the result of improved operating results.

Other income for 1998 decreased 38.3% from 1997 due to disposal of subleased units and lower interest earned on notes receivable.

Interest expense decreased 39.8% for 1998 versus 1997 due to significantly reduced levels of borrowing and reduced capital lease interest.

Asset Disposal, Impairment and Related Costs
--------------------------------------------

The Company recorded a pre-tax charge of $746,000 in fiscal 1999 for the write down of certain restaurant properties. Management assessed various factors relevant to the assets, including projected negative cash flows and concluded the historical performance trends were unlikely to improve materially, therefore an impairment of the assets was recognized.

In 1996, the Company determined the strategy of using the Angel's Diner restaurants concept to invigorate underperforming restaurant properties was not economically viable and recorded a $5,800,000 asset disposal charge. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included was the recognition of the impairment of the carrying values on four properties and an accrual for other costs directly related to the restructuring.

During 1999, the Company disposed of eight properties; five through sublease and three through lease termination. Closure and carrying costs of $336,000 were charged against the established reserve. Additional units closed that were not included in the disposal plan included one in 1999, one in 1998 and six in 1997.

Operating results for the closed restaurants for the past three fiscal years were as follows:

                                               1999            1998            1997
                                               ----            ----            ----
Bakers Square
  Sales                                 $        --     $        --     $ 1,276,000
  Restaurant operating profit/(loss)             --              --        (215,000)

Village Inn
  Sales                                 $ 2,133,000     $ 3,912,000     $ 5,607,000
  Restaurant operating profit/(loss)        (13,000)        225,000         462,000

Angel's
   Sales                                $        --     $        --     $ 1,064,000
   Restaurant operating profit/(loss)            --              --         (19,000)

Total
   Sales                                $ 2,133,000     $ 3,912,000     $ 7,947,000
   Restaurant operating profit/(loss)       (13,000)        225,000         228,000

As of October 31, 1999, the Company had $2,996,000 remaining to provide for the disposal of seven properties. The reserves consisted of $2,238,000 to reduce the disposal properties to realizable value and $758,000 to provide for carrying costs and sublease losses. The Company believes these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties.

The Company closed the bakery facilities in Denver, Colorado and Orlando, Florida in 1996 and subsequently sold the Denver, Colorado bakery facility on November 12, 1999 for $690,000, with a resulting loss of $614,000 applied against the disposal reserve.

Effective Tax Rates
-------------------

The effective income tax rates used for financial reporting were 6.5% in 1999, 36.5% in 1998, and 36.0% in 1997. The decrease in the effective tax rate in 1999 is due to a one-time benefit of approximately $5,400,000 from adjusting the valuation allowance relating to certain deferred tax assets.


Liquidity and Capital Resources
-------------------------------

The Company's principal source of funds is internally generated cash from operations. In 1999, $29,405,000 of cash was provided by operations compared to $42,222,000 in 1998. The decrease in cash flow from operations was a result of changes in working capital accounts. Cash provided from operations in 1998 totaled $42,222,000, an increase of $13,654,000 over 1997. The increase was primarily due to increased profitability and changes in working capital accounts.

In 1999, the Company utilized $1,954,000 in investing activities compared to $18,588,000 in 1998. Although the net result is a $16,634,000 decrease, capital expenditures actually increased to $32,996,000 in 1999. This was offset by $30,608,000 in proceeds from the disposition of assets. Included in this amount was $28,700,000 relating to a sale leaseback transaction on twenty-one properties entered into by the Company. Cash used in investing activities in 1998 totaled $18,588,000 compared to $15,309,000 in 1997. The increase in cash used in investing activities in 1998 was due to higher capital expenditures.

Cash used for financing activities in 1999, excluding the purchase of common stock, decreased $11,035,000 to $889,000 compared to $11,924,000 in 1998.
The decrease is due to a substantial reduction of debt during 1998 and limited advances under the Company's bank credit facility during 1999. In 1998, total cash used in financing activities, excluding the purchase of common stock, was $11,924,000 compared to $12,981,000 in 1997, for a decrease of $1,057,000. The decrease was a result of proceeds received from the exercise of stock options.

In December 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The credit agreement expires on February 28, 2001.

In 1999, 1998,and 1997, 232,925, 213,700 and 20,000 shares of the Company's common stock were repurchased for $3,637,000, $2,912,000 and $220,000, under authorizations approved by the Board of Directors. At October 31, 1999, authorization to repurchase an additional 453,375 common shares was available. Future purchases may be made in the open market or through privately negotiated transactions and are dependent upon various business and financial considerations.

At October 31, 1999, the Company was actively attempting to dispose of seven properties. Four of these properties were owned in fee and the remainder were leased. The Company intends to sell the fee properties over the next year and approximately $2,100,000 of proceeds are expected to be realized from the sale. The Company does not anticipate significant proceeds from the disposition of the leased properties. The majority of the leased properties will be disposed of through sublease over the next six to eighteen months. Cash carrying costs of approximately $758,000 are expected to be incurred during that period. The Company expects to sublease two of the properties at rentals lower than the Company's obligations under the prime leases. Those sublease losses will be funded over the remaining years of the leases with an immaterial affect on the Company's liquidity.

Capital expenditures in 1999 totaled $32,996,000, which consisted of $15,902,000 for new restaurants, $9,352,000 for improvements to existing restaurants, $6,250,000 for information systems, and $1,492,000 for other support related projects. The Company accounts for the cost of its information systems in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of external and internal costs incurred during the application development stage. Costs incurred during the preliminary project stage, post-implementation stage, training and application maintenance are expensed as incurred. In 1998 and 1997 capital expenditures totaled $21,054,000 and $16,410,000, respectively. Anticipated capital expenditures of $29,600,000 are planned for fiscal year
2000, including the opening of eight to ten additional restaurants.

As of October 31, 1999, the Company had federal net operating loss ("NOL") carryforwards totaling $27,491,000 which expire $6,146,000 in 2001, $17,588,000 in 2010 and $3,757,000 in 2011. The Company also has investment tax credit ("ITC") carryforwards totaling $1,601,000, which expire in 2000. The Company has established a valuation allowance for the deferred tax assets related to the ITC carryforward as it is not expected to be realized.

On October 28, 1999, the Company completed the sale and leaseback of the real estate related to twenty-one restaurant properties. The Company received $28,700,000 in net proceeds with a resulting deferred gain of $16,500,000, which will be amortized to reduce future rent expenses over the terms of the operating leases. The transaction allowed the Company to realize net operating loss carryforwards that were due to expire, as well as partially fund the tender offer discussed below.

On November 23, 1999 the Company commenced a tender offer to purchase up to 2,000,000 shares of the Company's outstanding common stock for $19.00 per share. The tender offer concluded on December 22, 1999, whereby 2,000,000 shares were purchased. The tender offer was funded through cash proceeds realized from the sale leaseback and a $4,000,000 draw on the $40,000,000 available line of credit.

VICORP guaranteed certain leases for twenty-five restaurant properties sold in 1986 and sixteen restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $5,300,000 and $7,300,000 as of October 31, 1999 and November 1, 1998,
respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. The Company took possession of one of these properties, which has since been subleased, and settled on a defaulted lease in the amount of $57,000 as a result of a sublessee bankruptcy filing. The Company has no reason to believe that any material liability exists and believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees).

The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

Y2K
---

In 1997 the Company completed a review of the existing computer systems which resulted in a decision to replace a large portion of the existing systems. The principal purpose of implementing the new systems installed was to upgrade and integrate the Company's information systems. The Company believes the new systems are Year 2000 compliant.

As of January 4, 1999, the Company implemented a Year 2000 compliant system at corporate headquarters. These new ERP (Enterprise Resource Planning) systems have been designed to provide the infrastructure to support corporate and field-based operations.

The Company completed a successful system-wide rollout of the new back-of-house point-of-sale system, as well as Year 2000 compliant modifications to the front-of-house systems in October 1999. End-to-end testing was completed, including vendor interfaces, which required minor modifications. The modifications were completed as of December 15, 1999.

The Company conducted a review of its physical facilities in order to identify potential areas of embedded technology (heating, lighting, fixtures, equipment, communications systems, waste treatment, emergency backup systems, etc.) that may not be Year 2000 compliant. The Company believes exposure is limited in this area and has formulated plans to address any issues that may surface.

With respect to third parties, the Company contacted and prepared written communications to all third parties considered critical to the Company's ongoing operations. Communications requested written confirmation from mission critical third parties of reasonable assurance that plans are being developed to ensure Year 2000 readiness. Reasonable assurance included verification that critical third-party vendors have a plan in place for review of Year 2000 readiness for their supplier base. To the extent that critical third-party vendors did not provide the Company with satisfactory evidence of readiness, contingency plans were developed and will be implemented by the Company if necessary.

The Company sent written notice to franchisees regarding the need for Year 2000 readiness. Approximately one-half of the Company's franchise restaurant based systems were replaced in conjunction with the Company's system wide rollout of the new back-of-house point-of-sale system and front-of-house modifications.

The Company does not believe the costs related to the Year 2000 readiness project are material to its financial position or results of operations.

As of January 21, 2000, the Company has not experienced any material Year 2000 computer system related issues.

Management Outlook
------------------

The mid-scale segment of the restaurant industry remains extremely competitive. Improvements in future operating performance will be primarily dependent upon the Company's ability to increase comparable sales, especially given the significant profit impact associated with incremental sales at existing restaurants. Cost controls will also play a significant factor in future profit growth. In addition, numerous external factors could have a significant impact on future performance, including, but not limited to, food costs, labor availability, site availability, the economy, weather and government initiatives such as minimum wage rates, mandated benefits and taxes.

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

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. At present the Company is investigating the effect the adoption of this statement will have on the Company's results of operations, financial position and cash flows, if any.

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

Charles R. Frederickson                    Richard E. Sabourin
Chief Executive Officer                    Executive Vice President and
and Chairman of the Board                  Chief Financial Officer

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying balance sheets of VICORP Restaurants, Inc. (a Colorado corporation) as of October 31, 1999 and November 1, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. as of October 31, 1999 and November 1, 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Denver, Colorado,
December 22, 1999.

VICORP Restaurants, Inc.
BALANCE SHEETS

                                               October 31,                   November 1,
(in thousands)                                        1999                          1998
----------------------------------------------------------------------------------------
ASSETS
Cash                                           $   33,187                $       10,262
Receivables(Note 3)                                 5,801                         3,655
Inventories                                         9,989                         7,501
Deferred income taxes(Note 10)                      7,059                         3,617
Prepaid expenses and other                          1,253                         2,192
---------------------------------------------------------------------------------------
 Total current assets                              57,289                        27,227
---------------------------------------------------------------------------------------
Property and equipment, net(Note 4)               128,753                       128,648
Deferred income taxes(Note 10)                     33,303                        35,547
Long-term receivables(Note 3)                       1,204                           869
Other assets                                        7,722                         7,379
---------------------------------------------------------------------------------------
Total assets                                   $  228,271                 $     199,670
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt
 and capitalized lease
 obligations(Notes 5 and 6)                    $    1,582                 $       1,711
Accounts payable, trade                            18,054                        21,847
Accrued compensation                                7,616                         6,013
Accrued taxes                                      11,008                         8,629
Accrued insurance(Note 12)                          2,246                         3,354
Other accrued expenses                              6,528                         5,208
---------------------------------------------------------------------------------------
 Total current liabilities                         47,034                        46,762
---------------------------------------------------------------------------------------
Long-term debt(Note 6)                                 40                            87
Capitalized lease obligations(Note 5)               4,548                         5,696
Non-current accrued insurance(Note 12)              2,757                         3,199
Other non-current liabilities and credits          22,044                         5,919

Commitments and contingencies

Shareholders' equity(Note 7)
Series A Junior Participating Preferred Stock,
 $.10 par value, 200,000 shares authorized,
 no shares issued                                      --                            --
Common Stock, $.05 par value, 20,000,000
 shares authorized, 8,845,581 and 9,067,699
 shares issued and outstanding                        444                           455
Paid-in capital                                    80,673                        84,148
Retained earnings                                  70,731                        53,404
----------------------------------------------------------------------------------------
 Total shareholders' equity                       151,848                       138,007
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $   228,271                   $   199,670
========================================================================================

The accompanying notes are an integral part of these financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS

                                                                Year ended
                                           -----------------------------------------------------
                                           October 31,          November 1,          October 31,
(in thousands, except per share data)             1999                 1998                 1997
------------------------------------------------------------------------------------------------
Revenues(Note 2)
 Restaurant operations                        $355,781             $342,654             $322,188
 Franchise operations                            3,265                3,519                3,339
------------------------------------------------------------------------------------------------
                                               359,046              346,173              325,527
------------------------------------------------------------------------------------------------
Costs and expenses
 Restaurant operations
  Food                                         106,991              105,416              101,152
  Labor                                        116,571              112,047              104,371
  Other operating                               87,615               87,165               83,378
 General and administrative                     28,992               26,018               23,897
 Asset disposal, impairment, restructuring
     and related costs(Notes 2 and 9)              746                   --                   --
------------------------------------------------------------------------------------------------
 Operating profit                               18,131               15,527               12,729
 Interest expense                               (1,012)              (1,547)              (2,569)
 Other income, net                               1,422                  382                  619
------------------------------------------------------------------------------------------------
Income before income taxes                      18,541               14,362               10,779
Provision for income taxes(Note 10)              1,214                5,242                3,880
------------------------------------------------------------------------------------------------
Net income                                    $ 17,327             $  9,120             $  6,899
================================================================================================

Earnings per share(Note 2)
  Basic                                       $   1.94             $    .99             $    .76
  Diluted                                     $   1.93             $    .98             $    .75
================================================================================================

The accompanying notes are an integral part of these financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS

                                                              Year ended
                                                --------------------------------------------
                                                October 31,      November 1,     October 31,
(in thousands)                                         1999             1998            1997
--------------------------------------------------------------------------------------------
Operations
Net income                                        $  17,327        $   9,120       $   6,899
Reconciliation to cash provided by operations:
 Depreciation and amortization                       19,647           19,486          19,746
 Deferred income tax provision(benefit)              (1,198)           4,457           2,705
 Asset disposal, restructuring and related costs        746              269             490
 Gain on disposition of assets                         (850)              --              --
 Other, net                                            (701)            (491)           (286)
 Changes in assets and liabilities:
  Receivables                                        (2,983)             170            (171)
  Inventories                                        (2,488)            (750)           (234)
  Accounts payable, trade                            (4,068)           7,764           2,952
  Other current assets and liabilities                4,415            1,325            (511)
  Non-current accrued insurance                        (442)             872          (3,022)
--------------------------------------------------------------------------------------------
Cash provided by operations                          29,405           42,222          28,568
--------------------------------------------------------------------------------------------
Investing activities
Purchase of property and equipment                  (32,996)         (21,054)        (16,410)
Sale (purchase) of other assets                        (938)             125            (329)
Disposition of property                              30,608            1,005             881
Collection of non-trade receivables                   1,080            1,336             549
Other, net                                              292               --              --
--------------------------------------------------------------------------------------------
Cash used for investing activities                   (1,954)         (18,588)        (15,309)
--------------------------------------------------------------------------------------------
Financing activities
Proceeds from issuance of debt                           --            1,300           2,100
Payments of debt and capital lease obligations       (1,004)         (15,186)        (16,240)
Purchase of common stock                             (3,637)          (2,912)           (220)
Issuance of common stock                                115            1,846             439
Other, net                                               --              116             720
--------------------------------------------------------------------------------------------
Cash used for financing activities                   (4,526)         (14,836)        (13,201)
--------------------------------------------------------------------------------------------
Increase in cash                                     22,925            8,798              58
Cash at beginning of year                            10,262            1,464           1,406
--------------------------------------------------------------------------------------------
Cash at end of year                               $  33,187        $  10,262       $   1,464
============================================================================================

Supplemental information
Cash paid during the year:
 Interest (net of amount capitalized)             $   1,020        $   1,589       $   2,535
   Income taxes                                       2,998              382             369
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

VICORP ("the Company") operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At October 31, 1999, VICORP operated two hundred fifty-two Company-owned restaurants in thirteen states. Of the two hundred fifty-two Company-owned restaurants, one hundred fifty were Bakers Squares and one hundred two were Village Inns, with an additional one hundred sixteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the upper Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name VICOM. VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Mounds View, Minnesota.


Note 2.  Summary of Significant Accounting Policies

Fiscal Year
-----------
Effective fiscal 1999, the Company adopted reporting on a 52/53 week fiscal year ending on the last Sunday in October. In conjunction with that change, the Company's last fiscal quarter of 1999 consisted of sixteen weeks and all other quarters consisted of twelve weeks. Prior to 1999, the Company utilized a fiscal year which, ended on the last day in October. Fiscal quarters in 1998 and 1997 consisted of three months.

Estimates
---------
The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper, products and supplies. Inventories consisted of the following (in thousands):

                                          October 31,         November 1,
                                                1999                1998
                                          ----------          ----------
Inventories at production facilities
and third party storage locations:
  Raw materials                               $ 2,401            $ 2,476
  Finished goods                                5,192              2,837
                                              -------            -------
                                                7,593              5,313
Restaurant inventories                          2,396              2,188
                                              -------            -------
                                              $ 9,989            $ 7,501
                                              =======            =======

Prepaid Expenses
----------------
Prepaid expenses consist primarily of prepaid rent, supplies, prepaid contracts and prior to fiscal year 1999 restaurant pre-opening costs. Pre-opening costs consisted of salaries and other direct expenses incurred in connection with the set-up and stocking of stores, employee training and general store management costs incurred prior to the opening of new stores. Effective November 2,1998, the Company early adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). All pre-opening expenses were expensed as incurred in accordance with SOP 98-5. Prepaid pre-opening costs capitalized at October 31, 1999 and November 1, 1998 are $0 and $67,000, respectively, so the cumulative effect of the change in accounting principle was not significant to the Company's financial position or results of operations.

Property and Equipment
----------------------
Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method. The useful lives of assets range from twenty to forty years for buildings and three to ten years for equipment and improvements. Leasehold improvements and leasehold rights are amortized over the lesser of the useful life or the lease term.
Property and equipment additions include acquisitions of building and equipment and costs incurred in the development and construction of new stores. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company accounts for the cost of its information systems in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of external and internal costs incurred during the application development stage. Costs incurred during the preliminary project stage, post-implementation stage, training and application maintenance are expensed as incurred.

Goodwill
--------
The excess purchase price over net assets acquired is included in other assets and amortized over twenty-five years.

Revenue Recognition
-------------------
Revenue from Company stores is recognized in the period during which related food and beverage products are sold.

Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Continuing service fees are calculated as a percentage of the franchisee gross sales and recognized in the period the sales are generated. Property rental income is recognized on a straight-line basis over the life of the lease. Interest income on franchisee notes receivable and equipment sales is recognized when earned. If collectibility is in doubt, revenue recognition is deferred until cash receipt.

Net franchise operations consisted of the following (in thousands):

                                             1999        1998      1997
                                             ----        ----      ----
Continuing service fees                   $ 4,060     $ 3,979   $ 3,828
Initial and renewal fees                      145          63       111
Property rental income                        116         184       316
Interest income on franchisee notes           147         167       202
Equipment sales income                         93          18        14
Administrative expense                     (1,296)       (892)   (1,132)
                                          -------     -------    ------
     Net franchise operations             $ 3,265     $ 3,519   $ 3,339
                                          =======     =======   =======

Advertising Costs
-----------------
Advertising costs for television, radio, newspapers, direct mail and point-of-purchase materials are expensed in the period incurred. Production costs are expensed upon initial usage of the advertising. Advertising expense for 1999, 1998 and 1997 was $9,454,000, $7,982,000 and $5,788,000, respectively.
At October 31, 1999 and November 1, 1998, $146,000 and $0 were reported as prepaid expenses.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents approximates fair value due to the length of maturity. Notes receivable is valued at estimated fair market value based on the respective facts and circumstances of each non-publicly traded instrument. The fair value of long-term debt approximates carrying value due to the variable, market-based interest rate feature.

Income Taxes
------------
Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the GAAP and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.

Earnings Per Share
------------------
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of potentially dilutive common stock using the treasury stock method. The number of potentially issuable shares as of October 31, 1997 has been restated to conform with Statement of Financial Accounting Standards No.128 "Earnings Per Share."

Weighted average common shares outstanding              1999         1998         1997
                                                   ---------    ---------    ---------
     Basic                                         8,930,045    9,209,628    9,096,628
     Effect of dilutive common stock equivalents      28,097       52,521       48,075
                                                   ---------    ---------    ---------
     Diluted                                       8,958,142    9,262,149    9,144,703
                                                   =========    =========    =========

Recoverability of Long-Lived Assets
-----------------------------------
The Company evaluates long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets. Assets are assessed on a restaurant by restaurant basis. If an impairment exists, the asset will be recorded at the lesser of its fair value or the estimated discounted future cash flows related to that asset.

New Accounting Pronouncements
-----------------------------
In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. At present the Company is investigating the effect the adoption of this statement will have on the Company's results of operations, financial position and cash flows, if any.

Note 3.  Receivables

Receivables represent billings to outside bakery sales customers and franchisee billings for continuing royalty service fees, initial and renewal fees, equipment sales, and property rental for franchisees and other sublessees. The trade receivables are generally unsecured while notes receivable are typically secured by the property that gave rise to the transaction.

Year-end receivables consisted of the following:

                                 October 31,    November 1,
(in thousands)                         1999           1998
----------------------------------------------------------
Trade receivables                    $5,910        $3,094
Notes receivable                      1,581         2,141
Discounts on notes receivable           (14)          (68)
Allowance for doubtful accounts        (472)         (643)
---------------------------------------------------------
Receivables, net                      7,005         4,524
Current portion                       5,801         3,655
---------------------------------------------------------
Long-term portion                    $1,204        $  869
---------------------------------------------------------

Note 4. Property and Equipment

Property and equipment consisted of the following:

                                              October 31,    November 1,
(in thousands)                                      1999           1998
------------------------------------------------------------------------
Property and equipment used in operations:
 Land                                           $ 24,555       $ 22,540
 Buildings and improvements                      115,499        126,935
 Equipment                                       120,885        111,376
 Construction in progress                          7,525         10,051
Restaurant property leased to others               7,329          7,947
Less: accumulated depreciation                  (151,266)      (154,629)
-----------------------------------------------------------------------
 Net property and equipment used in operations   124,527        124,220
-----------------------------------------------------------------------
Capitalized lease buildings                        8,514          8,514
Less: accumulated amortization                    (5,469)        (4,849)
-----------------------------------------------------------------------
 Net capitalized lease buildings                   3,045          3,665
-----------------------------------------------------------------------
Properties held for disposal, net                  3,419          3,119
Less: allowance for loss on disposal              (2,238)        (2,356)
-----------------------------------------------------------------------
 Net properties held for disposal                  1,181            763
-----------------------------------------------------------------------
Property and equipment, net                     $128,753       $128,648
=======================================================================

Depreciation and amortization expense was $18,635,000 in 1999, $18,790,000 in 1998, and $19,222,000 in 1997.

At October 31, 1999, all fee owned properties were free of mortgages, pledges or other liens.

Note 5. Leases

The Company is the prime lessee under various land, building and equipment leases for Company-owned and franchised restaurants, bakery facilities and other non-Company operated locations. The leases have initial terms ranging from fifteen to thirty-five years and, in certain instances, provide for renewal options ranging from five to twenty years. Many leases provide for purchase options at the end of the lease term and escalation clauses, either predetermined or based upon inflation. Leases may also include additional rental payments contingent upon restaurant sales volume. Under most leases, the Company is responsible for occupancy costs including taxes, insurance and maintenance. Subleases to franchisees or other non-Company operators generally provide for similar terms as the prime lease, as well as an obligation for occupancy costs. Implicit interest rates range from 7.2% to 13.8% on capital leases.

The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of October 31, 1999:

                                                                Lease and
                                        Capital    Operating     sublease
(in thousands)                           leases      leases      rentals
-------------------------------------------------------------------------
2000                                    $ 2,281     $ 16,882   $ (2,273)
2001                                      2,038       16,190     (2,016)
2002                                      1,617       12,220     (1,580)
2003                                        758       10,443     (1,015)
2004                                        479        9,472       (769)
Later years                                 665       58,408     (2,668)
------------------------------------------------------------------------
Total minimum lease payments            $ 7,838     $123,615   $(10,321)
                                        ================================
Less amount representing interest         1,764
-----------------------------------------------
Present value of minimum lease payments   6,074
Current maturities of capitalized
 lease obligations                        1,526
-----------------------------------------------
Capitalized lease obligations           $ 4,548
===============================================

Net rental expense consisted of the following:

(in thousands)                             1999         1998        1997
------------------------------------------------------------------------
Restaurant land and buildings:
 Minimum rentals                        $13,591      $13,956     $13,892
 Contingent rentals                       2,537        2,556       2,357
Equipment                                   222           85          66
------------------------------------------------------------------------
Gross rental expense                     16,350       16,597      16,315
Less: lease and sublease rental income    3,212        3,368       3,271
------------------------------------------------------------------------
Net rental expense                      $13,138      $13,229     $13,044
========================================================================

On October 28, 1999, the Company completed the sale and leaseback of the real estate related to twenty-one restaurant properties. The Company received $28,700,000 in net proceeds with a resulting deferred gain of $16,500,000, which will be amortized to reduce future rent expenses over the terms of the operating leases in accordance with SFAS 98, "Accounting for Leases."

Note 6. Debt

Long-term debt consisted of the following:

                                       October 31,     November 1,
(in thousands)                               1999            1998
-----------------------------------------------------------------
Other long-term debt                       $   96          $  234
Current maturities                             56             147
-----------------------------------------------------------------
Long-term debt                             $   40          $   87
=================================================================

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The credit agreement expires on February 28, 2001.

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

On October 28, 1999, the Company completed the sale and leaseback of the real estate related to twenty-one restaurant properties. In conjunction with the transaction the Company received a waiver letter dated October 22, 1999, under which the lender waived any default caused by the sale leaseback transaction, and agreed not to enforce their rights or remedies under the loan document. In consideration of the waiver, the Company agreed not to purchase any of its shares of common stock or exchange shares of one class of capital stock for another in excess of the lesser of $30,000,000 or the net proceeds of the sale leaseback transaction without the prior written consent of the lender through the maturity date of the loan agreement. The waiver does not constitute a waiver of any present or future violation of or noncompliance with any provision of the loan document. Subsequent to year-end, the Company commenced a tender offer to purchase 2,000,000 shares of the outstanding common stock for $19.00 per share as described in Note 13. The Company received a waiver letter dated November 22, 1999 from the lender consenting to the transaction and amending certain covenants.

During 1999, the largest aggregate outstanding balance under the Company's bank facilities was $650,000. The average balance outstanding was $3,022 with an average interest rate of 7.59%. At October 31, 1999, the Company had placed letters of credit totaling $1,850,000 in connection with its insurance programs and carried no outstanding debt under its credit agreement.

The credit agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions and franchise guarantees.

Principal amounts of other long-term debt outstanding as of October 31, 1999 due during each of the five succeeding fiscal years were, $56,000 in the year 2000, $40,000 in 2001, and none in the years 2002, 2003 and 2004.

The Company incurred $1,012,000, $1,553,000, and $2,573,000, of interest charges in 1999, 1998, and 1997, respectively. Of these amounts, $0, $6,000 and $4,000 were capitalized in 1999, 1998, and 1997, respectively.

Deferred loan fees were $23,000 and $141,000 net of amortization at October 31, 1999 and November 1, 1998, respectively. These amounts are included in other assets and are amortized over the three-year loan commitment period using the straight-line method.

Note 7. Shareholders' Equity

The Company's authorized preferred stock consists of 5,000,000 $.10 par value shares issuable in series. The rights of each series are to be determined by the Company's Board of Directors.

Since August 1992, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock. During 1999, the Company repurchased 232,925 shares at an aggregate cost of $3,637,000. An additional 453,375 common shares remained available for repurchase under the existing authorizations. Future purchases may be made in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $30,000,000 and $33,796,000 was unrestricted at October 31, 1999, as to the repurchase of the Company's common stock and to declaration of cash dividends, respectively.

The following table summarizes shareholders' equity activity:

                                                                                    Total
                                      Common stock          Paid-in   Retained   shareholders'
(in thousands, except share data)     Shares Amount         capital   earnings      equity
----------------------------------------------------------------------------------------------
Balances at October 31, 1996       9,055,026   $453         $84,431    $37,385     $122,269
Net income                                --     --              --      6,899        6,899
Common stock options exercised
   including income tax benefit       82,900      5             797         --          802
Employee Stock Purchase Plan          14,860      1             168         --          169
Purchase of common shares            (20,000)    (1)           (219)        --         (220)
-------------------------------------------------------------------------------------------
Balances at October 31, 1997       9,132,786    458          85,177     44,284      129,919
Net income                                --     --              --      9,120        9,120
Common stock options exercised
 including income tax benefit        139,001      7           1,741         --        1,748
Employee Stock Purchase Plan           9,612      1             131         --          132
Purchase of common shares           (213,700)   (11)         (2,901)        --       (2,912)
-------------------------------------------------------------------------------------------
Balances at November 1, 1998       9,067,699    455          84,148     53,404      138,007
Net income                                --     --              --     17,327       17,327
Common stock options exercised
 including income tax benefits         2,000     --              27         --           27
Common Stock issued under
   The Directors Stock Plan              305     --               6         --            6
Employee Stock Purchase Plan           8,502      1             117         --          118
Purchase of common shares           (232,925)   (12)         (3,625)        --       (3,637)
-------------------------------------------------------------------------------------------
Balances at October 31, 1999       8,845,581   $444         $80,673     $70,731    $151,848
===========================================================================================

Note 8. Stock Option, Stock Purchase, Profit-sharing Plan, Deferred Compensation Plan and Directors' Stock Plan

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at exercise prices not less than the market value of the common stock on the date of the grant. Options generally vest over three years and expire ten years after the date of grant or three months after employment termination, whichever occurs first.

The Company has elected to account for its stock-based compensation plans using the intrinsic value based method under APB No. 25. For pro forma disclosure purposes, the Company has computed the value of all options granted during 1999, 1998, and 1997 using the Black-Scholes option pricing model and the following assumptions:

                                               1999        1998        1997
                                               ----        ----        ----
Risk-free weighted average interest rate....... 5.4%        4.9%        6.7%
Expected dividend yield........................   0%          0%          0%
Expected weighted average lives............... 6.50 yrs    6.28 yrs    6.25 yrs
Expected volatility..........................  40.7%       44.3%       44.7%

The aggregate estimated fair value of stock options granted in 1999, 1998 and 1997 was $100,000, $1,208,000 and $73,000, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period and previously recognized compensation expense is reversed for current year forfeitures of unvested options. If the Company had accounted for its employee stock compensation plans in accordance with SFAS No. 123, the Company's net income and pro forma net income per share would have been reported as follows:

                                                     Years Ended
                                        October 31,      November 1,      October 31,
                                            1999            1998              1997
                                            ----            ----              ----
Net Income:
 As Reported                              $17,327         $ 9,120          $ 6,899
 Pro Forma                                 16,616           8,966            6,472

Net Income per Common
  and Common Equivalent Share:
 As Reported                                $1.93          $ 0.98          $ 0.75
 Pro Forma                                   1.85            0.97            0.71

Following is a summary of the Company's stock option plans at October 31, 1999, November 1, 1998 and October 31, 1997:

                                                         Years Ended

                                             October 31,        November 1,          October 31,
                                                1999               1998                 1997
                                                ----               ----                 ----
                                              Weighted           Weighted             Weighted
                                              Average            Average              Average
                                              Exercise           Exercise             Exercise
                                    Options    Price    Options    Price     Options    Price
                                    ----------------------------------------------------------
Outstanding at beginning of year    444,000   $15.68    641,518   $13.96     868,300    $12.72
Grants                               16,000   $15.75    164,000   $15.81      14,000    $12.25
Exercised                           (52,000)* $16.86   (139,001)  $12.37    (122,900)*  $ 5.82
Canceled                            (10,000)  $17.00   (222,517)  $12.87    (117,882)   $13.08
                                    -------             -------              -------
Outstanding at end of year          398,000   $15.50    444,000   $15.68     641,518    $13.96
                                    =======             =======              =======

* For 1999, includes 50,000 shares exercised by presenting 49,097 previously owned shares. For 1997, includes 40,000 shares exercised by presenting 14,285 previously owned shares. The issuance of 903 and 25,715 incremental shares to the employee was deferred in 1999 and 1997, respectively. These shares are held in trust for the benefit of the employee under the terms of the Company's Deferred Compensation Plan described below.

The following table summarizes information about the stock options outstanding and exercisable as of October 31, 1999:

                                   Options Outstanding      Options Exercisable
                                   -------------------      -------------------
                                   Weighted                    Number
                                    Average    Weighted   Exercisable    Weighted
                                  Remaining     Average            At     Average
Range of            Options     Contractual    Exercise   October 31,    Exercise
Exercise Prices     Outstanding        Life       Price          1999       Price
---------------     -----------        ----       -----          ----       -----
$11.50              100,000      6.80 years      $11.50        75,000      $11.50
$12.25               14,000      7.46 years      $12.25        14,000      $12.25
$14.25              100,000      8.92 years      $14.25        33,332      $14.25
$14.50-$18.25       142,000      6.95 years      $16.67       117,000      $16.33
$20.00-$26.00        42,000      2.19 years      $25.14        42,000      $25.14
                    -------                                   -------
$11.50-$26.00       398,000      6.92 years      $15.50       281,332      $15.91
                    =======                                   =======

In October 1996, the Company adopted an Employee Stock Purchase Plan
(the "Plan") under which eligible employees completing twelve months of employment may contribute up to $25,000 of their annual earnings toward the quarterly purchase of the Company's common stock at 85% of the quarter-end market value. There are no charges or credits to income in connection with the Plan. The Company has reserved 500,000 common shares for issuance under the Plan, which terminates on September 30, 2001. Under the Plan 8,502, 9,612 and 14,860 shares were issued in fiscal 1999, 1998 and 1997, respectively.

The Company has an Outstanding Common Stock Purchase Plan (the "Plan") under which eligible participants may elect to utilize incentive compensation that otherwise would be paid in cash to purchase the Company's common stock in the open market at prevailing prices. If the participant owns these shares and is employed by the Company after two years from the purchase of the common shares, a cash bonus equal to 25% of the incentive compensation used to purchase the shares will be paid to the participant. The Plan expired on October 31, 1999. No material expense under this Plan was incurred during the last three fiscal years.

The Company has an Employees' Profit-sharing Plan, established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees and part-time employee meeting a one thousand hour service requirement are eligible to participate. The Company contributed $651,000, $531,000 and $515,000 in 1999, 1998 and 1997, respectively.

The Company has a Deferred Compensation Plan (the "Plan") that allows officers of the Company to voluntarily defer compensation. All benefits under the Plan are unfunded obligations of the Company. Compensation expense is recorded for cash compensation deferred and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations and expense are adjusted for deemed income or loss related to the investments selected. The Company accounts for deferred cash compensation under EITF 97-14. On October 31, 1999 and November 1, 1998, the accrued obligation for deferred cash compensation and deemed earnings thereon was $1,553,000 and $874,000, respectively. The Plan provides that participants who hold stock options may irrevocably elect to exercise the stock options and have their Plan account credited with a number of shares equal in value to the incremental difference between the exercise price and the closing price of the Company's common stock on the surrender date.
Under EITF 97-5, if the option holder presents "mature" shares (held for at least six months) that are deemed tendered for the exercise price, and the ultimate payment to the employee is limited to the number of shares deferred, no compensation expense is recognized at the time of exercise, or subsequently. If the employee has the right to receive cash or other considerations from the Plan, the intrinsic value of the options at the date of exercise would be expensed as well as subsequent changes in the fair value of the shares held by the Company for the benefit of the employee, until finally distributed. To date, no compensation expense has been recognized related to the deferred issuance of Company shares. Common shares held in trust by the Company totaled 29,495 in 1999 and 28,592 in 1998. These shares are accounted for in a manner similar to treasury stock, and consequently, under Colorado law, are treated as authorized but unissued shares. Upon eligibility for retirement or termination of a participant's employment, the participant shall have a 100% vested interest in their Plan account. Distributions of the participant's account shall be made in single lump sum payments or equal installments over a period of no less than two and no more than fifteen years.

The Company has a common stock award plan for non-employee directors ("Directors Plan") under which the maximum number of shares of common stock which may be granted during the term of the Directors Plan will be 150,000 shares. Under the terms of the Directors Plan, on the last day of each calendar quarter effective July 1, 1999, the Company will automatically grant a number of shares of common stock equal to $5,000 to each director. The fair market value is equal to the average of the closing price on the common stock for the five business days immediately preceding the grant date. A director may elect to defer receipt of the common stock until the expiration of five years from the date of such grant or the termination of the director's status as a director. Compensation expense is recognized for the fair value of the shares at the date of grant and adjusted for subsequent changes in their fair value until issued. As of October 31, 1999, 2,440 shares were granted at an option price of $16.38, of which 305 were issued and 2,135 were deferred for a total compensation expense of $41,068.

Note 9. Asset Disposal, Impairment and Related Costs

The Company recorded a pre-tax charge of $746,000 in fiscal 1999 for the write down of certain restaurant properties. Management assessed various factors relevant to the assets, including projected negative cash flow losses and concluded the historical performance trends were unlikely to improve materially, therefore an impairment of the assets was recognized.

In 1996, the Company determined the strategy of using the Angel's Diner restaurants concept to invigorate underperforming restaurant properties was not economically viable and recorded a $5,800,000 asset disposal charge. The charge reduced the carrying values of related assets to net realizable value and provided for closure and carrying costs.

In 1994, the Company recorded a $23,000,000 charge related primarily to a plan to close and dispose of underperforming restaurants and discontinue a portion of the Company's manufacturing and distribution activities. Also, included was the recognition of the impairment of the carrying values on four properties and an accrual for other costs directly related to the restructuring.

During 1999, the Company disposed of eight properties; five through sublease and three through lease termination. Closure and carrying costs of $336,000 were charged against the established reserve. Additional units closed that were not included in the disposal plan included one in 1999, one in 1998 and six in 1997.

Operating results for the closed restaurants for the past three fiscal years were as follows (in thousands):

                                        1999      1998      1997
                                        ----      ----      ----
Sales                                 $2,133    $3,912    $7,947
Restaurant operating profit/(loss)       (13)      225       228

As of October 31, 1999, the Company had $2,996,000 remaining to provide for the disposal of seven properties. The reserves consisted of $2,238,000 to reduce the disposal properties to realizable value and $758,000 to provide for carrying costs and sublease losses. The Company believes these reserves are adequate to cover the remaining costs and losses associated with the remaining disposal properties.

The Company closed the bakery facilities in Denver, Colorado and Orlando, Florida in 1996 and subsequently sold the Denver, Colorado bakery facility on November 12, 1999 for $690,000, with a resulting loss of $614,000 applied against the disposal reserve.

Note 10. Income Taxes

The total provisions for income taxes consisted of the following:

(in thousands)                            1999        1998         1997
-----------------------------------------------------------------------
Current
 Federal                               $   668     $   254      $   109
 States                                  1,742         527          733
-----------------------------------------------------------------------
                                         2,410         781          842
-----------------------------------------------------------------------
Deferred
 Federal                                   224       4,008        2,082
 States                                 (1,422)        449          623
-----------------------------------------------------------------------
                                        (1,198)      4,457        2,705
-----------------------------------------------------------------------
Total provision for income taxes       $ 1,212     $ 5,238      $ 3,547
=======================================================================

The components of the provision for income taxes included in the Company's statements of operations were as follows:

(in thousands)                                          1999        1998       1997
-----------------------------------------------------------------------------------
Current
 Taxes on income before carryforwards                $14,531     $ 6,064    $ 3,876
 Less: benefit of loss carryforwards utilized        (12,789)     (5,537)    (3,143)
 AMT Payable                                             668         254        109
 ----------------------------------------------------------------------------------
                                                       2,410         781        842
-----------------------------------------------------------------------------------
Deferred
 Tax effect of net change in temporary differences   (12,458)        126        125
 Utilization of (addition to) tax net operating
     loss carryforward                                12,789       5,537      3,141
 FICA tax credit                                        (924)       (698)      (815)
 AMT credit                                             (666)       (254)      (109)
 Expiration of net operating loss carryforwards       29,575      19,792         --
 Expiration of tax credit carryforwards                  781       1,009        363
 Change in valuation allowance                       (30,295)    (21,055)        --
-----------------------------------------------------------------------------------
                                                      (1,198)      4,457      2,705
-----------------------------------------------------------------------------------
Tax effect of deduction for exercised stock
 options credited to paid-in capital                       2           4        333
-----------------------------------------------------------------------------------
Income tax expense                                   $ 1,214     $ 5,242    $ 3,880
===================================================================================

Income tax expense differs from the amounts computed by applying the federal income tax rate to income before income taxes as follows:

(in thousands)                               1999       %       1998     %       1997    %
--------------------------------------------------------------------------------------------
Computed federal income taxes using
 statutory rate                            $6,489     35.0%   $5,027    35.0%   $3,773  35.0%
FICA tax credit                              (924)    (5.0)     (698)   (4.9)     (815) (7.5)
State income taxes net of federal
 income tax effect                          1,565      8.4     1,003     6.9       881   8.1
Expiration of tax credit carryforwards        781      4.2     1,009     7.0       363   3.4
Expiration of tax NOL                      29,575    159.5    19,792   137.9        --   --
Recognition of previously reserved assets  (5,754)   (31.0)       --    --          --   --
Change in valuation allowance             (30,295)  (163.4)  (21,055) (146.6)       --   --
Other                                        (223)    (1.2)      164     1.2      (322) (3.0)
---------------------------------------------------------------------------------------------
                                           $1,214      6.5%   $5,242     36.5%  $3,880  36.0%
=============================================================================================

The Company had federal taxable income for tax purposes and book income before income taxes as follows:

(in thousands)                      1999       1998        1997
---------------------------------------------------------------
Federal taxable income           $33,803    $14,051      $6,894
Book income before income taxes   18,541     14,362      10,779

The difference between federal taxable income and book income is due to state income taxes and temporary differences.

The components of the net deferred tax assets were as follows:

(in thousands)                                        1999           1998
-------------------------------------------------------------------------
Deferred tax assets
 Tax effect of net operating loss carryforwards    $10,273        $52,639
 Tax credit carryforwards                            2,053          2,835
 FICA tax credit                                     4,965          4,041
 Alternative minimum tax credits                     3,269          2,603
 Accrued insurance claims not yet deductible         1,862          2,432
 Leasing transactions                                7,128          2,552
 Property and equipment                              7,877          1,688
 Other                                               4,649          3,915
 ------------------------------------------------------------------------
                                                    42,076         72,705
 Valuation allowance                                (1,650)       (31,945)
-------------------------------------------------------------------------
Deferred tax assets, net of allowance               40,426         40,760
-------------------------------------------------------------------------
Deferred tax liabilities                               (64)        (1,596)
-------------------------------------------------------------------------
Net deferred tax assets                             40,362         39,164
Current portion                                      7,059          3,617
-------------------------------------------------------------------------
Long-term portion                                  $33,303        $35,547
=========================================================================

As of October 31, 1999, the Company had federal net operating loss ("NOL") carryforwards totaling $27,491,000 which expire $6,146,000 in 2001, $17,588,000 in 2010 and $3,757,000 in 2011. The Company also has investment tax credit ("ITC") carryforwards totaling $1,601,000, which expire in 2000. The Company has established a valuation allowance for the deferred tax assets related to these carryforwards because the ITC carryforwards are not expected to be realized.

Note 11. Operating Segments

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted SFAS 131 for the year ended October 31, 1999.

The Company has three reportable segments; Village Inn, Bakers Square, and Franchising.

All amounts not attributed to segments relate to administrative functions and other non-reportable segments.

Financial data related to the Company's reportable segments is as follows (in thousands):

                          Bakers Square    Village Inn    Franchising       Other       Total
                          -------------    -----------    -----------       -----       -----
Net sales:       1999      $215,431        $140,350         $    --       $     --    $355,781
                 1998       207,251         135,403              --             --     342,654
                 1997       192,538         128,586              --          1,064     322,188

Operating profit/(loss):
                 1999      $ 20,288        $ 23,570         $ 3,265       $(28,992)   $ 18,131
                 1998        14,712          23,314           3,519        (26,018)     15,527
                 1997        11,740          21,566           3,339        (23,916)     12,729

Total assets:    1999      $ 72,449        $ 50,819         $ 5,602       $ 99,401    $228,271
                 1998        84,328          41,529           4,061         69,752     199,670
                 1997        89,681          38,262           5,380         61,667     194,990

Note 12. Commitments and Contingencies

Prior to fiscal 1998, the Company retained a significant portion of certain insurable risks in the medical, dental, workers' compensation, general liability and property areas. Stop-loss coverage was obtained in order to limit exposure to any significant claims. Provisions for losses expected under these programs were recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported, the Company's historical performance and actuarial assumptions followed in the insurance industry. Beginning in 1998, the Company obtained traditional insurance coverage for insurable risks other than medical and dental while maintaining stop-loss coverage for medical loss exposure. The Company has provided letters of credit totaling $1,850,000 in connection with certain of these insurance programs.

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

The second, Schroeder v. VICORP Restaurants, Inc., Case No. BC-198203, was brought by a former server at a California Bakers Square restaurant. The Plaintiff alleges VICORP has violated California statutes and regulations concerning the payment of wages, tip pooling, reimbursement for uniform expenses, failure to remit tips, and the improper charging of walkouts to servers. Class certification is requested, as well as injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962. This action was brought by a former manager of a California Bakers Square restaurant. The Plaintiff is seeking damages, statutory penalties, declaratory relief, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages.

The Company believes the legal actions described above are similar to plaintiff actions recently brought against other multi-location restaurant operators in the state of California. Resolution of these matters may require a significant period of time and is subject to substantial uncertainties common to the judicial process for class actions in general. The Company believes it has not violated California statutes and regulations and has meritorious defenses to each of the claims in these actions. While the Company intends to vigorously defend against the allegations, it is possible that the Company will not prevail, or that decisions made in other similar cases may result in interpretations of the California statutes that are adverse to the Company's position. The cost of defense for these actions is being recognized as incurred. No provision has been made for any judgements or settlements that might ultimately result. While a contingency exists that any such judgement or settlement could be material to the results of operations of the Company for some future period or periods, the Company currently believes that resolution of these amounts will not have a material adverse effect on the Company's financial position.

VICORP guaranteed certain leases for twenty-five restaurant properties sold in 1986 and sixteen restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were $5,300,000 and $7,300,000 as of October 31, 1999 and November 1, 1998, respectively. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. The Company took possession of one of these properties, which has since been subleased, and settled on a defaulted lease in the amount of $57,000 as a result of a sublessee bankruptcy filing. The Company has no reason to believe that any material liability exists and believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees).

Contractual obligations for restaurant construction amounted to approximately $2,487,000 as of October 31, 1999.

On September 1, 1999, the Company entered into an operating agreement with Pies, Inc. to operate a bakery facility for a term of five months and purchase the facility at the completion of the operating term. At the present time, management foresees purchasing the facility on February 1, 2000 at a cost of $2,600,000. This facility will replace an existing facility whose lease is due to expire.


Note 13. Subsequent Events

On November 23, 1999 the Company commenced a tender offer to purchase up to 2,000,000 shares of the outstanding common stock for $19.00 per share. The tender offer concluded on December 22, 1999, whereby 2,000,000 shares were purchased.

Note 14.  Quarterly Financial Data (unaudited)

In conjunction with the change in the fiscal year, the Company determined that a significant amount of estimation would be required to restate quarterly 1998 operating results to correspond with the twelve week quarterly reporting. Therefore, restatements of results were not made and the quarterly results for 1999 and 1998 are not comparable. The following table highlights the differences in time periods:

                           Fiscal 1999                             Fiscal 1998
               -----------------------------------     ----------------------------------
                      Time Period            Days             Time Period            Days
                      ---------------------------             ---------------------------
1st Quarter    Nov 2, 1998 - Jan 24, 1999      84      Nov 1, 1997 - Jan 31, 1998      92
2nd Quarter    Jan 25, 1999 - Apr 18, 1999     84      Feb 1, 1998 - Apr 30, 1998      89
3rd Quarter    Apr 19, 1999 - Jul 11, 1999     84      May 1, 1998 - July 31, 1998     92
4th Quarter    July 12, 1999 - Oct 31, 1999   112      Aug 1, 1998 - Nov 1, 1998       93
                                              ---                                      --
                                              364                                     366
                                              ===                                     ===

The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                                Quarter ended
                                   -----------------------------------------------------
                                   January 24,     April 18,     July 11,    October 31,
                                          1999          1999         1999           1999
                                     (84 days)     (84 days)    (84 days)     (112 days)
----------------------------------------------------------------------------------------
Revenues                               $84,093       $81,854      $83,709       $109,390
Restaurant operating profit             10,435         9,774       10,903         13,492
Net income <F1>                          3,032         2,329        3,147          8,819
Net income per share-diluted               .33           .26          .35            .99
========================================================================================

                                                Quarter ended
                                   -----------------------------------------------------
                                   January 31,      April 30,    July 31,    November 1,
                                          1998           1998        1998           1998
                                     (92 days)      (89 days)   (92 days)      (93 days)
----------------------------------------------------------------------------------------
Revenues                               $87,377        $82,946     $88,179        $87,671
Restaurant operating profit              9,316          8,659      10,406          9,645
Net income                               2,291          1,899       2,787          2,143
Net income per share-diluted               .25            .21         .30            .23
========================================================================================

<F1>   An asset impairment of $746,000 was included in net income for the fourth quarter ended October 31, 1999.

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

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following Financial Statements of VICORP Restaurants, Inc. are filed as part of this report:

       Management's Report on Financial Statements.

       Report of Independent Public Accountants.

       Balance Sheets - October 31, 1999 and November 1, 1998.

       Statements of Operations - Years ended October 31, 1999, November 1, 1998, and October 31, 1997.

       Statements of Cash Flows - Years ended October 31, 1999, November 1, 1998, and October 31, 1997.

       Statements of Shareholders' Equity - Years ended October 31, 1999, November 1, 1998, and October 31, 1997 as presented in Note 7 of Notes to Financial Statements.

(a)(2) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein beginning on page 36.

       Report of Independent Public Accountants on Financial Statement
       Schedule.

       Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 1999, November 1, 1998, and October 31, 1997.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on Page 36.

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

(b) Reports on Form 8-K filed in fourth quarter of 1999:

       The Company filed a report on Form 8-K dated November 9, 1999, reporting a disposition of assets under Item 2. On October 28, 1999, the Company completed the sale and the leaseback of the real estate related to twenty-one restaurant properties. The Company received $28,700,000 in net proceeds from the sale.

(c) Exhibits filed with this report are attached hereto.

(d) Financial statement schedules filed with this report follow:

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the financial statements of VICORP Restaurants, Inc. included in this Form 10-K and have issued our report thereon dated December 22, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Denver, Colorado,
December 22, 1999.


                          VICORP Restaurants, Inc.
               Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                 For the Three Years Ended October 31, 1999
                               (in thousands)


Column A                             Column B               Column C             Column D    Column E
--------                             --------               --------             --------    --------
                                                            Additions
                                                   ------------------------
                                     Balance at      Charged       Charged                     Balance
                                     beginning       to costs      to other                     at end
Description                          of period     and expenses    accounts     Deductions   of period
-----------                          ---------     ------------    --------     ----------   ---------
Year ended October 31, 1999:
   Allowance for doubtful accounts   $   643           $    --      $   189       $   360<F1>   $   472
   Discounts and deferred gains           68               (17)          --            37<F2>        14
   Allowance for loss on disposal      2,488               330           --           579<F1>     2,239
                                     -------           -------      -------       -------       -------
                                     $ 3,199           $   313      $   189       $   976       $ 2,725
                                     =======           =======      =======       =======       =======

Year ended November 1, 1998:
   Allowance for doubtful accounts   $   676           $    22      $    220<F3>  $   275<F1>   $   643
   Discounts and deferred gains          660                46            --          638<F2>        68
   Allowance for loss on disposal      4,800                --            --        2,312<F1>     2,488
                                     -------           -------      --------      -------       -------
                                     $ 6,136           $    68      $    220      $ 3,225       $ 3,199
                                     =======           =======      ========      =======       =======

Year ended October 31, 1997:
   Allowance for doubtful accounts   $   704           $    42      $    175<F3>  $   245<F1>   $   676
   Discounts and deferred gains          687               (39)           12<F3>       --           660
   Allowance for loss on disposal      5,806                --            --        1,006<F1>     4,800
                                     -------           -------      --------      -------       -------
                                     $ 7,197           $     3      $    187      $ 1,251       $ 6,136
                                     =======           =======      ========      =======       =======

<F1> Charges to the accounts for purposes for which the reserves were established.
<F2> Recognition of deferred gain.
<F3> Establishment of reserves by charges directly to income.

Year-end balances are reflected in the Balance Sheets as follows:

                                       October 31,        November 1,
                                          1999               1998
                                       -----------        -----------
Deducted from current receivables      $    391           $    562
Deducted from property and equipment      2,239              2,488
Deducted from long-term receivables          95                149
                                       --------           --------
                                       $  2,725           $  3,199
                                       ========           ========

                                EXHIBIT INDEX

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk (*). For each such exhibit, there is shown below the filing and exhibit number of the document in the previous filing. The registration statements were filed by the Company unless otherwise indicated. Exhibits which are not required for this report are omitted.

Exhibit             Description of Document
-------             -----------------------
3        - * (i) Articles of Incorporation, as Amended - Form 10-K for
                 the year ended October 29, 1989.
         - *(ii) Bylaws - Form 10-K for the year ended October 29, 1989.
4        - * (i) Specimen Stock Certificate - Form 10-K for the year ended October 30, 1988.
10       - Material Contracts
           *(i) Franchise Operating Agreement - Registration Statement 2-83326, Exhibit 10(b).
           *(ii) U. S. $40,000,000 Amended and Restated Credit Agreement dated December 19, 1997 between VICORP Restaurants, Inc. and NationsBank of Texas, N.A. and U. S. Bank National
                 Association as amended on November 18, 1998; October 22, 1999; and November 22, 1999 - Schedule 13E4 dated November 23, 1999,
                 Exhibit 99.B.
           (iii) Form of Purchase Agreement relating to the Sale and Leaseback of 21 restaurant properties on October 28, 1999.
           (iv) Form of Lease relating to the Sale and Leaseback of 21 restaurant properties on October 28, 1999.
           (v)   Executive Compensation Plans and Arrangements
                 *(a) VICORP Restaurants, Inc. Outstanding Stock Purchase Plan
                      (1989) - Registration Statement 33-32608, Exhibit 4(h).
                 *(b) VICORP Restaurants, Inc. Stock Purchase Plan
                      - Registration Statement 333-11003, Form S-8 dated August
                        28, 1996.
                 *(c) Deferred Compensation Plan of VICORP Restaurants, Inc.
                      dated May 1, 1996 - Form 10-Q/A for the quarter ended
                      July 31, 1996, Exhibit 10(iii).
                 *(d) Deferred Stock Plan for Directors - Form 10-Q for the
                      quarter ended July 11, 1999, Exhibit 10.
                 *(e) Severance Agreement Charles R. Frederickson - Form 10-K
                      for the year ended October  31, 1993, Exhibit 10(vi).
                 *(f) Employment Agreement for Richard E. Sabourin dated
                      July 25, 1996 - Form 10-Q for the quarter ended
                      July 31, 1996, Exhibit 10(ii)(b).
                 *(g) Stock Option Agreement for Richard E. Sabourin dated
                      August 19, 1996 - Form 10-Q for the quarter ended July 31, 1996, Exhibit 10(ii)(d).
                 *(h) Amended and Restated 1982 Stock Option Plan - Form 10-K
                      for the year ended October 31, 1997, Exhibit 10(iii)(j).
                 *(i) Amended and Restated 1983 Stock Option Plan - Form 10-K
                      for the year ended October 31, 1997, Exhibit 10(iii)(b).
                 *(j) Form Severance Agreement (Executive Officers excluding
                      Frederickson)-Form 10-Q for the
                      quarter ended July 31, 1998, Exhibit 10(iii)(i).
                 *(k) Stock Option Agreement for Robert E. Kaltenbach dated
                      April 9, 1998 - Form 10-K for the year ended
                      November 1, 1998, Exhibit 10(iii)(j).
                 *(l) Stock Option Agreement for Robert E. Kaltenbach
                      dated October 2, 1998 - Form 10-K for the year ended November 1, 1998, Exhibit 10 (iii)(k).
                 *(m) Stock Option Agreement for Joseph F. Trungale dated
                      October 2, 1998 - Form 10-K for the
                      year ended November 1, 1998, Exhibit 10 (iii)(l).
                 *(n) Incentive Program Document Defined Positions of
                      Officers and Directors dated December 4, 1998, Form 10-K for the year ended November 1, 1998, Exhibit 10(iii)(m).
                 *(o) Incentive Program Document for President/Bakers
                      Square dated December 14, 1998, Form 10-K for the year ended November 1, 1998, Exhibit 10(iii)(n).
                 *(p) Incentive Program Document for President/Village Inn dated
                      December 14, 1998, Form 10-K for the year ended
                      November 1, 1998, Exhibit 10(iii)(o).
                  (q) Stock Option Agreement for Joseph F. Trungale date
                      November 1, 1999.
                  (r) Incentive Program Document Defined Positions of Officers
                      and Directors dated December 9, 1999.
                  (s) Stock Option Agreement for Charles R. Frederickson
                      dated December 9, 1999.

23       - Consents of Accountants
24       - Power of Attorney
27       - Financial Data Schedule



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of January, 2000.

                             VICORP Restaurants, Inc. (Registrant)


                             By /s/ Charles R. Frederickson
                                ---------------------------
                                Charles R. Frederickson, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 21, 2000 on behalf of the registrant and in the capacities indicated.

     Signature                      Title
     ---------                      -----
 /s/ Charles R. Frederickson
----------------------------        Chairman of the Board and
(Charles R. Frederickson)           Chief Executive Officer


/s/ Richard E. Sabourin
-----------------------             Executive Vice President and
(Richard E. Sabourin)               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


/s/ Charles R. Frederickson
---------------------------
(Charles R. Frederickson)*


* Charles R. Frederickson, as attorney-in-fact for Joseph F. Trungale, Carole Lewis Anderson, Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.