Form 10-K/A
period 1999-10-31
VICORP RESTAURANTS INC
filed 2000-02-22
CIK 703799

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                   AMENDMENT TO ANNUAL REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                    VICORP Restaurants, Inc.
    (Exact name of registrant as specified in its charter)


                        AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report of 1999 on Form 10-K as set forth in the pages attached hereto:

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





Date: February 22, 2000
Commission File Number 0-12343

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Company

                                                                   Served as
                                                                   a director
Name and Age                     Position                             since
------------                     --------                          ----------
Carole Lewis Anderson, 55        Director of the Company           April 1991

Bruce B. Brundage, 64            Director of the Company           August 1988

Charles R. Frederickson, 62      Chairman of the Board, Chief      June 1968
                                 Executive Officer of the
                                 Company

John C. Hoyt, 72                 Director of the Company           October 1982

Robert T. Marto, 54              Director of the Company           August 1989

Dudley C. Mecum, 65              Director of the Company           December 1989

Dennis B. Robertson, 62          Director of the Company           August 1988

Joseph F. Trungale, 58           Director and President            November 1999
                                 of the Company

Hunter Yager, 70                 Director of the Company           April 1996

Arthur Zankel, 67                Director of the Company           October 1988

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

     Charles R. Frederickson, a director of the Company since 1968, was appointed to the position of Chairman of the Board in November 1986, and to the positions of Chief Executive Officer and President in May 1998. In November 1999 he resigned his position as President.

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

     Joseph F. Trungale became a director in November 1999 simultaneously with his appointment as President of the Company. Since joining the Company in 1997, he has held various positions with the Company, including Regional Operating Partner for Bakers Square and President/Bakers Square Division. From September 1995 until July 1997, Mr. Trungale was in the real estate business. Prior to that, he was employed with Whataburger, Inc.

     Hunter Yager became a director in April 1996. In 1985 he retired from Grey Advertising, Inc., where he was an Executive Vice President. Since his retirement, he has been an independent consultant in marketing and advertising.

     Arthur Zankel became a director of the Company in October 1988. He is a Managing Member of Zankel Capital Advisors, L.L.C. Until December 31, 1999, and for more than the last five years, he was a General Partner of First Manhattan Co., a money management firm. Mr. Zankel is also a director of Travelers Group Property Casualty Corp.; Citigroup; and White Mountain Insurance Group.


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


Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table discloses compensation received by the Company's Chief Executive Officer and named executive officers for the three fiscal years ended October 31, 1999.

                             Summary Compensation Table

                                                            Long Term
                                   Annual Compensation     Compensation
                                   -------------------     ------------
                                                        Other
                                                        annual   Securities
                                                        compen-  underlying    All other
    Name and principal                  Salary  Bonus   sation   Options/    compensation
         position              Year      ($)     ($)     ($)     SARs(#)          ($)
         --------              ----      ---     ---     ---     -------          ---
Charles R. Frederickson<F1>    1999   300,000   125,086                            3,721
Chairman, Chief Executive      1998   301,828   120,300                            3,861
Officer and President          1997   311,538    63,000                            3,562

Robert E. Kaltenbach<F2>       1999   296,626   105,000                            3,680
President/Village Inn          1998   198,463   390,384            100,000         3,688
Division                       1997   181,267   150,000                            3,522

Richard E. Sabourin<F3>        1999   250,000   104,239                            3,644
Executive Vice                 1998   250,621   100,250                            3,648
President/Chief Financial      1997   259,201    52,500                            1,091
Officer

Joseph F. Trungale<F4>         1999   241,346   157,500    90,000                    379
President/Baker Square         1998   253,269   153,075              50,000          281
Division                       1997    40,385

<F1> Mr. Frederickson was appointed Chief Executive Officer and President in
May 1998.  The amount shown under "All Other Compensation" represents
$3,200 paid each year as the Company's matching contribution under its 401(k) plan and $362, $661, and $521 paid by the Company for term life insurance premiums for the years 1997, 1998, and 1999, respectively.

<F2> The amount shown represents $3,200 paid each year as the Company's matching contribution under its 401(k) plan and $322, $488, and $480 paid by the Company for term life insurance premiums for years 1997, 1998, and 1999, respectively.

<F3> The amount reflected in the column captioned "All Other Compensation"
represents $791, $3,200, and $3,200 paid each year as the Company's matching contribution under its 401(k) plan and $300, $448, and $344 paid by the Company for term life insurance premiums for years 1997, 1998, and 1999, respectively.

<F4> Mr. Trungale was appointed to the position of President in November 1999.
He first joined the Company as a Regional Operating Partner for the Chicago Bakers Square Restaurants in July 1997. Under "All Other Compensation" the amount shown represents the Company's payment for term life insurance premiums. The amount reflected in the column captioned "Other
Annual Compensation" represents the amount he was reimbursed by the Company for his expenses in relocating to Denver.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
  Option/SAR Values

     The following table provides information on option/SAR exercises in fiscal 1999 by the named executive officers and the value of such officers' unexercised options/SARs at October 31, 1999.

                                                                             Value of
                                                                           unexercise in-
                                                        Number of            the-money
                                                       unexercised         options/SARs at
                                                    options/SARs at       fiscal year-end
                                                    fiscal year-end             ($)
                                                          (#)
                                                          ---                   ---
                           Shares
                         acquired on       Value
                          exercise       realized     Exercisable/     Exercisable/
      Name                  (#)            ($)       unexercisable      unexercisable
      ----                  ---            ---       -------------      -------------

Charles R. Frederickson                                 0/0                 0/0

Robert E. Kaltenbach                                  41,666/58,334    43,748/87,502

Richard E. Sabourin                                   75,000/25,000   403,125/134,375

Joseph F. Trungale                                    16,666/33,334    43,748/87,502



Compensation Committee Interlocks and Insider Participation in Compensation
  Decisions

The members of the Compensation Committee for fiscal 1999 were Carole Lewis Anderson, Bruce B. Brundage, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel.


Employment Contracts and Termination of Employment and Change-of-Control
  Arrangements

     Mr. Sabourin executed an employment agreement of undefined term with the Company in July 1996. Mr. Sabourin is to receive a base salary of $250,000 per year and is eligible to participate in the incentive bonus program, if any, as approved annually by the Board of Directors. Pursuant to the agreement, Mr. Sabourin was granted the option to purchase a total of 100,000 shares of the Company's Stock at an exercise price of $11.50 per share, the fair market value of the Company's Stock on the date of grant. The options vest in 25,000-share increments on September 1, 1997, 1998, 1999, and 2000. The agreement provides Mr. Sabourin with benefits consistent with those provided to other Company officers.

     Certain employees of the Company, including Messrs. Kaltenbach, Sabourin, and Trungale, have entered into employment severance agreements with the Company. Those agreements expire December 31, 2000, unless a Change-of-Control occurs prior to that date, then the agreements expire two years after the Change-of-Control. If a covered employee is terminated within one year following a Change-of-Control, the employee is entitled to the following payments. If the termination is because of death, disability, retirement, the employee's voluntary action, or for cause (as defined in the agreement), the Company must pay all earned, but unpaid, compensation to the date of termination. If the termination is for other reasons, the Company must pay all compensation earned and unpaid, as of the date of termination;
a lump sum cash payment equal to two times the employee's base salary at the greater of the rate in effect on the date of the Change-of-Control or the Notice of Termination; and the amount equal to the bonus compensation the employee earned in the most recent fiscal year for which the employee earned a bonus. Additionally, the Company must provide for eighteen (18) months following termination, or until the employee obtains other comparable benefits from another employer, medical, hospitalization, and dental benefits comparable to those provided prior to the Change-of-Control. All stock options granted the employee become immediately exercisable upon a Change-of-Control. If the employee is terminated withinthe second year after a Change-of-Control, the benefits the employee is to receive are the same except the base salary component of the lump sum payment is based upon one, not two, times base salary.

     Under the severance agreements, a Change-of-Control is defined as a change in beneficial ownership of 50% or more of the combined voting power of the Company; the first purchase of stock in a non-Company sponsored tender or exchange offer; or upon shareholder approval of certain merger consolidations, sales, or disposition of substantially all of the Company's assets; a plan of liquidation; or a change in at least two-thirds of the members of the Board absent approval of the then existing Board members.

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

Report of the Compensation Committee

     This report discusses the manner in which base salaries, incentive compensation, and stock option grants for the Company's Chief Executive Officer and other executives named in the Summary Compensation Table were determined for the 1999 fiscal year.

     The Company's compensation policies for the stated individuals are administered by the Compensation Committee of the Board of Directors, all members of which are outside directors. The compensation policies are intended to enhance the financial performance of the Company by aligning the financial interest of the Company's executives with those of its shareholders. The Committee believes that the most effective executive compensation program is one which serves to attract and retain talented individuals who are incented to achieve both current and long-term management goals in keeping with the ultimate goal of enhancing shareholder value.

     The primary components of executive compensation are base salary, cash bonus and longer-term incentives in the form of stock option grants.


Base Salaries

     The base salary of Mr. Sabourin was established by the terms of his employment agreement. See Employment Contracts and Termination of Employment and Change-of-Control Arrangements for a discussion of that agreement.

     The base salaries, which were in the median range of the companies included in the survey described below, of Messrs. Frederickson, Kaltenbach, and Trungale were determined by the Compensation Committee in December 1998. In making the determinations, the Committee reviewed information contained in the 1998 Chain Restaurant Compensation Association Survey, considered the Company's performance, and evaluated the competitiveness of the entire compensation package for each individual.

     The independently conducted Chain Restaurant Compensation Association Survey was deemed to be an appropriate indicator of the competitiveness of the Company's salaries when compared with other restaurant companies because of the number and nature of companies participating. In excess of sixty companies participated. Public and private companies in various segments of the restaurant industry were represented. Included among those companies were ones on the Dow Jones Entertainment & Leisure-Restaurant Index.


Bonus Program

     In December 1998, the Compensation Committee approved a bonus program for certain officers of the Company, including Messrs. Frederickson and Sabourin, which was predicated upon achievement of overall Company performance against a set baseline of earnings before interest and taxes as computed in accordance with generally accepted accounting principles. The measure of earnings before interest and taxes and the baseline that was established (which was an increase over the previous year) were selected by the Committee as being appropriate because of their direct relationship to shareholder interest. Under the program each participating executive officer could earn a bonus of up to 52% of the executive's base salary. Bonuses were determined by application of a formula that takes into account the extent to which the earnings' target was met or exceeded. In fiscal
1999, results exceeded by 6.73% the earnings' target, resulting in a bonus payment to the participating executive officers of 39.71% of that individual's base salary.

     With respect to Mr. Kaltenbach, in December 1998, the Compensation Committee approved a bonus program. The payout, a percentage of profit and income, was predicated upon achieving store operating profits (restaurant results excluding corporate overhead). The measures were selected because of their direct relationship to Mr. Kaltenbach's areas of control and responsibility. In fiscal 1999, the targets achieved resulted in a bonus payment to Mr. Kaltenbach equal to approximately .45% of the Village Inn store operating profit.

     Mr. Trungale's bonus program was predicated upon the store operating profits (restaurant results excluding corporate overhead) for the Bakers
Square Restaurants. That measure was selected because of its focus on increasing profits and because it was directly tied to his area of control and responsibility. Mr. Trungale's performance resulted in a bonus payment equal to approximately .7% of the gross store operating profit of the Company's Bakers Square Restaurants.


1999 Stock Options

     No stock options were granted to any of the named executive officers during fiscal 1999. The decision not to grant additional options was made after the Committee considered the amount and terms of the options currently held by each of the named executives. It was the position of the Committee that the options currently granted were comparable to those offered by similar restaurant companies and were sufficient to create a direct link between the long-term interest of the executives and the Company's shareholders.

     On November 1, 1999, Mr. Trungale, in connection with his appointment as the Company's President, was granted the option to purchase 50,000 shares of the Company's Common Stock. The exercise price is $16.75 per share, the fair market value of the Company's Common Stock on the date of grant. The options vest 16,666 shares on November 1, 1999; and 16,667 shares on each of November 1, 2000, and 2001. In making the grant, the Committee considered the amount and terms of the options currently held by each of the named executive officers and the increased level of responsibility being undertaken by Mr. Trungale.

Deductibility of Compensation

     The Compensation Committee has considered the potential impact of
Section 162(m)(the "Section") of the Internal Revenue Code adopted under the Federal Revenue Reconciliation Act of 1993. The Section disallows a tax deduction for any publicly held company for individual compensation exceeding $1 million in any tax year for any of the named executive officers, unless the compensation is performance-based. The Company intends to structure its compensation plans to achieve maximum deductibility under the Section with minimal sacrifices in flexibility and Company objectives. The Compensation Committee will consider the deductibility of compensation payments in connection with future compensation arrangements with the named executive officers, but deductibility will not be the sole factor used by the Compensation Committee in determining appropriate levels or types of compensation. If, in the judgment of the Compensation Committee, the benefits of a compensation package that does not satisfy the requirements of the Section outweigh the costs to the Company of a failure to comply with the Section, the Compensation Committee may adopt compensation arrangements in the future under which payments are not deductible under the Section.


Compensation Committee Members

     This report is submitted by the members of the Compensation Committee of the Board of Directors:

               Dennis B. Robertson, Chairman
               Carole Lewis Anderson
               Bruce B. Brundage
               Robert T. Marto
               Dudley C. Mecum
               Hunter Yager
               Arthur Zankel


Directors' Compensation

     In fiscal 1999, the compensation of non-employee directors was changed. From November 1, 1998, through June 30, 1999, the nonemployee directors were compensated for their services at the rate of $2,000 per fiscal quarter, plus $1,000 per day for services rendered, and reimbursement of actual expenses incurred. Each non-employee director was also granted options to purchase 2,000 shares of the Company's stock, pursuant to the terms of the now-terminated 1983 Non-Qualified Stock Option Plan. The options were granted at 100% of the fair market value of the Company's Common Stock on the date of grant.

Effective July 1, 1999, the non-employee directors' compensation was changed to $2,000 per calendar quarter, plus each such director is to receive Common Stock of the Company equal to $20,000 annually, and reimbursement for actual expenses incurred. The stock grant is made quarterly. The quarterly stock grant is $5,000 in value based upon the average closing price of the Company's Common Stock during the last five trading days prior to the end of the quarter rounded to a full share. Each nonemployee director can elect to place the shares into the Company's Deferred Stock Plan for non-employee directors.

PERFORMANCE GRAPH

     The following performance graph reflects the percentage change in the Company's cumulative total shareholder return on common stock as compared with the cumulative total return of the Dow Jones Equity Market Index and the Dow Jones Entertainment & Leisure-Restaurant Index.

                                 1994       1995       1996       1997       1998       1999
                              ______________________________________________________________
VICORP Restaurants, Inc.       16.750     11.000     14.500     15.500     14.125     16.875
Dow Jones Restaurant
Index                         796.600  1,051.540  1,152.920  1,140.860  1,609.820  1,848.400
Dow Jones Equity
Market Index                  561.220    709.270    877.420  1,164.460  1,412.960  1,767.520

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock

     The following table sets forth information as of February 15, 2000, with respect to the beneficial ownership of VICORP's Stock by all persons known by the Company to be the beneficial owners of 5% or more of the outstanding shares, each director of the Company, each of the executive officers named in the Summary Compensation Table (see Executive Compensation) and all directors and executive officers of the Company as a group.

                        Name and                        Amount and
                        Address of                      Nature of
          Title of      Beneficial                      Beneficial      Percent
           Class        Owner                           Ownership       of Class
          --------      ----------                      ----------      --------
Stock                   Southeastern Asset              1,279,900<F1>   18.98%
(par value $.05           Management, Inc.
per share)              6410 Poplar Avenue,
                        Suite 900
                        Memphis, TN 38119

                        Quaker Capital                   807,351<F2>    11.97%
                          Management Corporation
                        1300 Arrott Building
                        401 Wood Street
                        Pittsburgh, PA 15222

                        First Manhattan Co.              612,913<F3>     9.09%
                        437 Madison Avenue
                        New York, NY 10022

                        Dimensional Fund Advisors, Inc.  580,500<F4>     8.61%
                        1299 Ocean Avenue, 11th Floor
                        Santa Monica, CA 90401-1038

                        Franklin Advisory Services, Inc. 493,763<F5>     7.32%
                        One Parker Plaza, 16th Floor
                        Fort Lee, NJ 07024

                        Carole Lewis Anderson             23,000<F6>         *
                        3616 Reservoir Road NW
                        Washington, DC 20007

                        Bruce B. Brundage                 33,000<F6>         *
                        5290 DTC Parkway
                        Suite 160
                        Englewood, CO 80111

                        Charles R. Frederickson          162,654<F6>     2.39%
                        400 West 48th Avenue
                        Denver, CO 80216

                        John C. Hoyt                      54,833<F6>         *
                        500 SE Sixth Street
                        Bartlesville, OK 74003

                        Robert E. Kaltenbach              41,691<F6>         *
                        400 West 48th Avenue
                        Denver, CO 80216

                        Robert T. Marto                   16,000<F6>         *
                        354 New Cannan
                        Wilton, CT 06897

                        Dudley C. Mecum                   15,500<F6>         *
                        33 Khakum Wood Road
                        Greenwich, CT 06831

                        Dennis B. Robertson               27,290<F6>         *
                        1987 West 111th Street
                        Chicago, IL 60643

                        Richard E. Sabourin               77,641<F6>     1.14%
                        400 West 48th Avenue
                        Denver, CO 80216

                        Joseph F. Trungale                33,332<F6>         *
                        400 West 48th Avenue
                        Denver, CO 80216

                        Hunter Yager                      14,100<F6>         *
                        314 West Fields
                        Manchester, VT 05255

                        Arthur Zankel                    170,100<F7>     2.52%
                        437 Madison Avenue
                        New York, NY 10022

                        All directors                    669,141         9.45%
                        and executive officers
                        as a group (12 persons
                        including those
                        named above)

_______________________

    * Percent of class is less than 1%

  <F1> Of the 1,279,900 shares beneficially owned, the shareholder has sole voting power over 281,000 shares, shared voting power over 982,400 shares, no voting power over 16,500 shares, sole dispositive power over 297,500 shares, and shared dispositive power over 982,400 shares.

  <F2> Of the 807,351 shares beneficially owned, the shareholder has sole voting power over 356,351 shares, shared voting power over 451,000 shares, sole dispositive power over 356,351 shares, and shared dispositive power over 451,000 shares.

  <F3> Of the 612,913 shares beneficially owned, the shareholder has sole voting power over 364,500 shares, shared voting power over 242,875 shares, sole dispositive power over 364,500 shares, and shared dispositive power over 248,413 shares. The 152,100 shares owned by Arthur Zankel, a director of the Company, are reflected in the share ownership reported by First Manhattan Co.

  <F4> Of the 580,500 shares beneficially owned, the shareholder has sole voting and dispositive power over all the shares.

  <F5> Of the 493,763 shares beneficially owned, the shareholder has sole voting and dispositive power over all of the shares.

  <F6> Includes 22,000, 18,000, 50,000, 20,000, 41,666, 16,000, 14,000,
18,000, 75,000, 33,332 and 12,000 shares which Ms. Anderson, Messrs. Brundage, Frederickson, Hoyt, Kaltenbach, Marto, Mecum, Robertson, Sabourin, Trungale, and Yager, respectively, have the right to purchase under options that are presently exercisable.

  <F7> Includes 152,100 shares owned directly by Mr. Zankel, 18,000 shares which he has the right to purchase under options that are currently exercisable.

     VICORP is unaware of any arrangement which would at a subsequent date result in a change in the control of the Company.


Item 13. Certain Relationships and Related Transactions

     John C. Hoyt, a director of the Company, and members of his family are the principal shareholders of Midwest Pancake Houses, Inc.("MPH"). MPH has been a franchisee of the Company since 1970 and currently operates seven Village Inn Restaurants in Oklahoma. MPH paid an initial franchise fee of $1,000 each for the operating units and pays franchise service fees equal to 2% of gross sales at each of those locations. Total franchise service fees paid by MPH in fiscal 1999 were $174,676. MPH additionally was indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 1999 was $51,991. As of February 15, 2000, MPH's open account was current.

     MPH is also the managing partner for a franchised Village Inn Restaurant located in New Mexico. In fiscal 1999 the franchisee, 3155 Associates Limited Partnership ("3155"), paid franchise service fees (2.7% of gross sales at that location) in the amount of $38,557. It was also indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 1999 was $7,341. As of February 15, 2000, 3155's open account was current.


Ratification of Certain Transactions

     The transactions described in the foregoing discussion have been approved or ratified by the unanimous vote of those directors having no interest in those transactions. The Company believes that the terms of those transactions are no less favorable to the Company than those that could have been obtained from independent third parties.