Form 10-Q
period 2000-01-23
VICORP RESTAURANTS INC
filed 2000-03-07
CIK 703799

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                     Washington,  D.C.  20549

                             FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 23,  2000
                              ---------------------------------
                                OR

 [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ---------------------------------
                  Commission file number 0-12343
                                         -------

                         VICORP Restaurants, Inc.
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   Colorado                               84-0511072
             -------------------------               ---------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)

                400 West 48th Avenue,  Denver, Colorado  80216
              ---------------------------------------------------
                  (Address of principal executive offices)
                            (Zip Code)

                            (303) 296-2121
      -----------------------------------------------------------
           (Registrant's telephone number, including area code)

                             Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   ----        ----

The registrant had 6,743,624 shares of its $.05 par value Common Stock outstanding as of March 3, 2000.

                  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS

(in thousands)                          January 23,         October 31,
                                              2000                1999
                                            -------             -------
ASSETS                                  (unaudited)
Cash                                     $    5,017          $  33,187
Receivables                                   2,547              5,801
Inventories(Note 3)                           5,772              9,989
Deferred income taxes                         7,059              7,059
Prepaid expenses and other                    1,424              1,253
                                           --------           --------
   Total current assets                      21,819             57,289
                                           --------           --------

Property and equipment, net                 128,411            128,753
Deferred income taxes                        31,632             33,303
Long-term receivables                         1,139              1,204
Other assets                                  7,645              7,722
                                           --------           --------

Total assets                               $190,646           $228,271
                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt
   and capitalized lease obligations       $  1,543           $  1,582
Accounts payable, trade                      13,676             18,054
Accrued compensation                          7,620              7,616
Accrued taxes                                10,969             11,008
Accrued insurance                             2,135              2,246
Other accrued expenses                        6,589              6,528
                                           --------           --------
   Total current liabilities                 42,532             47,034
                                           --------           --------

Long-term debt (Note 2)                       4,000                 40
Capitalized lease obligations                 4,092              4,548
Non-current accrued insurance                 2,760              2,757
Other non-current liabilities and credits    21,655             22,044

Commitments and contingencies

Shareholders' equity
 Common Stock, $.05 par value, 20,000,000
    shares authorized 6,742,443 and 8,845,581
    shares issued and outstanding               338                444
    Paid-in capital                          40,812             80,673
 Retained earnings                           74,457             70,731
                                           --------           --------
  Total shareholders'equity                 115,607            151,848
                                           --------           --------
Total liabilities and shareholders'equity  $190,646           $228,271
                                           ========           ========

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                           Twelve             Twelve
                                           Weeks              Weeks
                                           Ended              Ended
                                        ------------       ------------
                                         January 23,        January 24,
                                            2000               1999
                                        ------------       ------------
                                                   (unaudited)
Revenues
  Restaurant operations                   $  86,583          $  83,377
   Franchise operations                         613                716
                                           --------           --------
    Total revenues                           87,196             84,093
                                           --------           --------
Costs and expenses
  Restaurant operations
   Food                                      26,992             26,385
   Labor                                     27,499             26,371
   Other operating                           20,465             20,186
   General and administrative                 6,439              6,218
                                           --------           --------
Operating profit                              5,801              4,933

 Interest expense, net                          187                239
 Other income, net                             (254)               (81)
                                           --------           --------
Income before income taxes                    5,868              4,775
Provision for income taxes                    2,142              1,743
                                           --------           --------
Net income                                $   3,726          $   3,032
                                           ========           ========

Earnings per share:

Basic and diluted earnings per share      $     .45          $     .33

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

                                                 Twelve             Twelve
                                                  Weeks              Weeks
                                                  Ended              Ended
                                               -----------        -----------
                                               January 23,        January 24,
                                                  2000               1999
                                               -----------        -----------
                                                       (unaudited)
Operations
Net income                                      $  3,726           $  3,032
Reconciliation to cash provided by operations:
 Depreciation and amortization                     4,181              4,447
  Deferred income tax provision                    1,671              1,457
  Loss on disposition of assets                       12                 12
  Other, net                                        (404)              (157)

  Change in assets and liabilities:
   Receivables                                     3,254                864
   Inventories                                     4,217              2,306
   Accounts payable, trade                        (4,378)            (2,448)
   Other current assets and liabilities             (256)            (3,000)
        Non-current accrued insurance                  3               (428)
                                                 -------            -------
Cash provided by operations                       12,026              6,085
                                                 -------            -------
Investing activities
Purchase of property and equipment                (4,372)            (6,926)
Purchase of other assets                             (52)              (774)
Disposition of property                              690                603
Collection of non-trade receivables                   65                 86
Other, net                                           (27)                --
                                                 -------            -------
Cash used for investing activities                (3,696)            (7,011)
                                                 -------            -------
Financing activities
Proceeds from issuance of debt                     4,000                 --
Payments of debt and capital lease obligations      (535)              (492)
Purchase of common stock                         (40,150)               (54)
Issuance of common stock                             185                 32
Other, net                                            --                288
                                                 -------            -------
Cash used for financing activities               (36,500)              (226)
                                                 -------            -------
Decrease in cash                                 (28,170)            (1,152)
Cash at beginning of period                       33,187             10,262
                                                 -------            -------

Cash at end of period                           $  5,017           $  9,110
                                                 =======            =======
Supplemental information:
 Cash paid during the period for
  Interest (net of amount capitalized)          $    145           $    248
  Income taxes                                        58                 90

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1.  Basis of Presentation
    ---------------------
    The accompanying unaudited financial statements of VICORP Restaurants, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which are of a normal and recurring nature) for fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 1999, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

2.  Debt
    ----
    As of January 23, 2000, the Company had borrowings outstanding of $4,000,000 and letters of credit of $1,850,000 placed in connection with its insurance programs under its bank credit facility. Management is currently negotiating an extension of the credit agreement, which is due to expire on February 28, 2001.

3.  Inventories
    -----------
    Inventories consisted of the following (in thousands):

                                          January 23,     October 31,
                                              2000            1999
                                              ----            ----
    Inventories at production facilities
    and third party storage locations:
     Raw materials                          $1,885          $2,401
     Finished goods                          1,811           5,192
                                            ------          ------
                                             3,696           7,593

    Restaurant inventories                   2,076           2,396
                                            ------          ------
                                            $5,772          $9,989
                                            ======          ======
4.  Earnings Per Share
    ------------------
    Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of potentially dilutive common stock equivalents using the treasury stock method.

    Weighted average common shares outstanding:

                                                    Twelve                Twelve
                                                     Weeks                 Weeks
                                                     Ended                 Ended
                                                 ------------          ------------
                                                  January 23,           January 24,
                                                     2000                  1999
                                                 ------------          ------------
    Basic                                          8,217,939            9,090,860
    Effect of dilutive common stock equivalents       38,497               13,229
                                                   ---------            ---------

    Diluted                                        8,256,436            9,104,089
                                                   =========            =========

5.  Tender Offer
    ------------
    On November 23, 1999, the Company commenced a tender offer to purchase up to 2,000,000 shares of the outstanding common stock for $19.00 per share. The tender offer concluded on December 22, 1999, and the Company funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased.


6.  Operating Segments
    ------------------
    The Company has three reportable segments; Bakers Square, Village Inn and Franchising. All amounts not attributed to segments relate to administrative functions and other non-reportable segments. Certain asset balances at October 31, 1999 were reclassed between the Company's segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                             Bakers Square     Village Inn     Franchising     Other     Total
                             -------------     -----------     -----------     -----     -----
    Net Sales
    ---------
      Twelve weeks ended          $53,024         $33,559               --        --     $86,583
       January 23, 2000

       Twelve weeks ended
       January 24, 1999            51,049          32,328               --        --      83,377

    Operating Profit/(Loss)
    -----------------------
       Twelve weeks ended          $6,027          $5,600             $613   $(6,439)     $5,801
       January 23, 2000

       Twelve weeks ended
       January 24, 1999             4,934           5,501              716    (6,218)      4,933

    Total Assets
    ------------
       Twelve weeks ended         $76,570         $46,243           $4,762   $63,071      $190,646
       January 23, 2000

       Year ended
       October 31, 1999            85,758          43,099            5,137    94,277       228,271

7.  Subsequent Events
    -----------------
    On September 1, 1999, the Company entered into an operating agreement with Pies, Inc. to operate a bakery facility for a term of five months and purchase the facility at the completion of the operating term. The Company purchased the facility for $2,600,000 on February 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
VICORP Restaurants, Inc. operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At January 23, 2000, the Company operated two hundred fifty-two Company-owned restaurants in thirteen states. Of the two hundred fifty-two Company-owned restaurants, one hundred fifty were Bakers Squares and one hundred two were Village Inns, with an additional one hundred fifteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Mounds View, Minnesota.

Results of Operations
---------------------

The Company's quarterly financial information is subject to seasonal fluctuation and may not be indicative of annual results.

The following table sets forth selected operating statistics by concept (in thousands, except restaurants at quarter-end).

                                              Twelve                 Twelve
                                               Weeks                  Weeks
                                               Ended                  Ended
                                           ------------           ------------
                                            January 23,            January 24,
                                               2000                   1999
                                           ------------           ------------
Bakers Square
  Restaurant sales                    $        53,024          $       51,049
  Restaurant operating profit                   6,027                   4,934
  Restaurant operating profit %                  11.4%                    9.7%
  Divisional administrative costs               1,100                   1,474
  Divisional operating profit                   4,927                   3,460
  Restaurants at quarter-end                      150                     150

Village Inn
  Restaurant sales                    $        33,559           $      32,328
  Restaurant operating profit                   5,600                   5,501
  Restaurant operating profit %                  16.7%                   17.0%
  Franchise income                                613                     716
  Divisional administrative costs               1,086                   1,093
  Divisional operating profit                   5,127                   5,124
  Restaurants at quarter-end                      102                     100

Consolidated
  Restaurant sales                    $        86,583           $      83,377
  Food cost %                                    31.1%                   31.6%
  Labor cost %                                   31.8%                   31.6%
  Other operating cost %                         23.7%                   24.2%
  Restaurant operating profit %                  13.4%                   12.5%
  Restaurant operating profit                  11,627                  10,435
  Franchise income                                613                     716
  Divisional administrative costs               2,186                   2,567
                                               ------                  ------
  Divisional operating profit                  10,054                   8,584
                                               ------                  ------
  Unallocated general and
   administrative costs                         4,253                   3,651
                                               ------                  ------
  Operating profit                    $         5,801           $       4,933
                                                =====                   =====

Twelve Weeks Ended January 23, 2000 Compared to the Twelve Weeks Ended
  January 24, 1999

Restaurant Sales
----------------
Consolidated restaurant sales increased 3.8% or $3,206,000 for the quarter ended January 23, 2000 compared to the quarter ended January 24, 1999. The Company experienced an overall comparable same store sales increase of 2.1% over the prior year quarter.

The Bakers Square concept registered a 3.5% increase in same store sales and a 1.6% increase in same store customer counts for the first quarter of 2000 compared to the first quarter of 1999. The Company was successful in capturing an additional $1,975,000 or 3.9% in sales during the key holiday pie season.

Overall, Village Inn sales increased by 3.8% or $1,231,000 as a result of operating two additonal Village Inn restaurants. Village Inn same store sales decreased 0.2% and same store customer counts decreased 3.5% over the prior year. The decrease in same store customer counts is partially attributable to the initial impact of opening of new stores in established market areas.

The following table sets forth selected quarterly statistics related to Bakers Square and Village Inn operations:

                    Bakers Square                         Village Inn
                    -------------                         -----------
                     Comparable                            Comparable
       Comparable      Store      Store        Comparable     Store        Store
         Store         Guest    Operating        Store        Guest      Operating
         Sales         Counts     Margin         Sales        Counts       Margin
       ----------------------------------      -----------------------------------
2000:
1st Qtr    3.5%       1.6%       11.4%           (0.2%)       (3.5%)         16.7%

1999:

1st Qtr    5.5%       0.5%        9.7%            2.0%        (0.4%)         17.0%
2nd Qtr    4.7%       1.0%        8.8%            0.8%        (0.8%)         16.9%
3rd Qtr    5.6%       2.6%       10.6%            0.5%        (1.8%)         17.1%
4th Qtr    3.0%       1.3%        9.9%            0.1%        (3.2%)         16.3%

Restaurant Operating Profit
---------------------------
Consolidated restaurant operating profit increased 11.4% or $1,192,000 for the quarter ended January 23, 2000 compared to the quarter ended January 24, 1999.

Bakers Square's restaurant operating profit for the quarter ended January 23, 2000 increased 22.2% or $1,093,000 over the quarter ended January 24, 1999, while restaurant operating profit as a percent of sales increased to 11.4% from 9.7% for the quarter ended January 24, 1999. The significant improvement of Bakers Square restaurant operating profit was driven by the 3.5% increase in same stores sales, as well as the excellent execution during the key holiday pie season and good store-level cost management. As a result of the improvement in store-level profitability, the Company intends on opening two new Bakers Square restaurants in its Chicago market in the fourth quarter of this fiscal year.

Village Inn's restaurant operating profit for the quarter ended January 23, 2000 increased 1.8% or $99,000 due to operating two additional stores in the first quarter of 2000 versus the quarter ended January 24, 1999. Restaurant operating profit as a percent of sales decreased slightly from 17.0% to 16.7% for the quarter ended January 24, 2000.

Franchise Operations
--------------------
Net franchise income decreased 14.4% or $103,000 between the quarter ended January 23, 2000 and the quarter ended January 24, 1999 primarily as a result of four additional franchisees participating in a service fee prepayment program which provides for a discount on fees, as well as fewer equipment sales to franchisees during the first quarter of 2000.

General and Administrative Expenses
-----------------------------------
General and administrative expenses for the first quarter of 2000 were $6,439,000 compared to $6,218,000 during the first quarter of 1999. The $221,000 or 3.6% increase is attributed to depreciation on the Enterprise Resource Planning systems implemented at corporate headquarters late in the first quarter of 1999. Certain executive compensation, which had been accounted for as Bakers Square divisional administrative costs in the first quater of 1999, is now being accounted for as unallocated general and administrative cost. Overall, general and administrative expenses, as a percent of restaurant sales, remained relatively consistent at 7.4% for the quarter ended January 23, 2000 and 7.5% for the quarter ended January 24, 1999.

Other Income
------------
Other income for the quarter ended January 23, 2000 increased $173,000 or 213.6% from the quarter ended January 24, 1999 due primarily to interest earned on the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999. The proceeds were used to fund the tender offer for 2,000,000 shares at $19.00 per share on December 29, 1999.

Interest Expense
----------------
Interest expense declined 21.8%, or $52,000 between the quarter ended
January 23, 2000 and the quarter ended January 24, 1999 due to twelve capital leases being paid in full during 1999.

Effective Tax Rate
------------------
The Company's effective tax rate for the quarter ended January 23, 2000 and the quarter ended January 24, 1999 was 36.5%.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities for the quarter ended January 23, 2000 was $12,026,000 compared with $6,085,000 provided by operating activities for the quarter ended January 24, 1999. The $5,941,000 increase was primarily due to a $694,000 or 23% increase in net income, as well as effective working capital management.

The Company's investing activities for the quarter ended January 23, 2000 utilized cash of $3,696,000 compared with $7,011,000 for the quarter ended January 24, 1999. The $3,315,000 decrease was primarily attributable to $2,554,000 less in capital expenditures. During the first quarter of 2000, one new Village Inn restaurant was opened in Colorado. Management expects to invest approximately $29,600,000 during fiscal 2000 in developing eight to ten Company-operated restaurants (including two Bakers Square restaurants in the Chicago area) and completing several remodel projects on existing restaurants. Three Village Inn restaurants are scheduled to open during the second quarter of 2000.

The Company's financing activities for the quarter ended January 23, 2000 utilized $36,500,000 compared with $226,000 for the quarter ended January 24, 1999. The $36,274,000 increase was a result of the tender offer commenced on November 23, 1999 to purchase up to 2,000,000 shares of the outstanding common stock at $19.00 per share. The tender offer concluded on December 22, 1999, and the Company funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased. The transaction was funded using the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999, as well as a $4,000,000 draw on the credit facility. An additional 115,000 shares were repurchased subsequent to the tender offer under the Company's share repurchase plan. As of January 23, 2000, 338,375 common shares remained available for purchase under the Board of Directors authorizations. Future purchases with respect to the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. Management is currently negotiating an extension of the credit agreement, which is due to expire on February 28, 2001. As of January 23, 2000, the Company had $4,000,000 outstanding under the Company's bank credit facility and $1,850,000 in letters of credit issued in connection with its insurance programs.

Cash and cash equivalents at January 23, 2000 equaled $5,017,000, a decrease of $4,093,000 from $9,110,000 at January 24, 1999. The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

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

During the first quarter of 2000, the Company sold the Denver bakery facility for $690,000, with a resulting loss of $614,000, which was applied against the property disposal reserve previously established for this purpose.

At January 23, 2000, there were six idle properties the Company was attempting to dispose of either through sale or sublease. Four of the properties are owned in fee and two are leased. The Company anticipates selling the four fee properties over the next year and $1,340,000 of proceeds are expected to be realized from their sale. It is expected that the two remaining leased properties will be subleased over the next six to eighteen months at rentals lower than the Company's obligations under the prime leases. The Company does not anticipate the losses will materially affect the Company's liquidity. At January 23, 2000, the Company had $2,327,000 remaining to provide for the disposal of the six properties; $1,608,000 to reduce the properties to realizable value and $719,00 to provide for carrying costs and losses. During the first quarter of 2000, closure and carrying costs of $39,000 were charged against the liability.

The Company guaranteed certain leases for twenty-five restaurant properties sold in 1986 and sixteen restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were $5,300,000 as of October 31, 1999. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. During fiscal 1999, the Company took possession of one of these properties, which has since been subleased, and settled on a defaulted lease in the amount of $57,000 as a result of a sublessee bankruptcy filing. The Company has no reason to believe that any material liability exists and believes it is impracticable to estimate the fair value of these financial guarantees
(e.g., amounts the Company could pay to remove the guarantees).

Y2K
---
In 1997, the Company completed a review of the existing computer systems which resulted in a decision to replace a large portion of the existing systems. The principal purpose of implementing the new systems was to upgrade and integrate the Company's information systems. Enterprise Resource Planning systems were implemented at corporate headquarters in January 1999 and a new back-of-house point-of-sale system was completed in October 1999. The Company believes the new systems are Year 2000 compliant.

The Company does not believe the costs related to the Year 2000 readiness project are material to its financial position or results of operations.

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, Year 2000 or similar issues such as leap year-related problems may occur. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers, suppliers or franchisees.

Outlook
-------
The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn restaurant properties, new Bakers Square restaurant properties, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risk and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133"), until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. At present, the Company is investigating the effect the adoption of this statement will have on the Company's results of operations, financial position and cash flows, if any.

                    PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

      (27)  Financial data schedule.

 (b)  Reports on Form 8-K.

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




                              VICORP Restaurants, Inc.
                              ------------------------
                              (Registrant)





March 7, 2000             By:/s/Charles R. Frederickson
                             --------------------------
                             Charles R. Frederickson,
                             Chairman of the Board and
                             Chief Executive Officer



March 7, 2000             By:/s/Richard E. Sabourin
                             ----------------------
                             Richard E. Sabourin,
                             Executive Vice President and
                             Chief Financial Officer