Form 10-K/A
period 1999-10-31
VICORP RESTAURANTS INC
filed 2000-04-28
CIK 703799

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


                              VICORP Restaurants, Inc.
                                   (Registrant)



                           By /s/ Richard E. Sabourin
                              _______________________
                              Richard E. Sabourin
                              Executive Vice President/
                              Chief Financial Officer





Date: April 27, 2000
Commission File Number 0-12343