Form 10-Q
period 2000-04-16
VICORP RESTAURANTS INC
filed 2000-05-26
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  April 16, 2000
                                            ---------------
                               OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------

                    Commission file number 0-12343
                                           -------
                        VICORP Restaurants, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               COLORADO                                  84-0511072
  -------------------------------                   ----------------
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

                             Not Applicable
  --------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---        ---
The registrant had 6,745,890 shares of its $.05 par value
Common Stock outstanding as of May 25, 2000.

                    PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VICORP Restaurants, Inc.
BALANCE SHEETS

(in thousands)                                 April 16,         October 31,
                                                2000                1999
                                               ---------         -----------
                                              (unaudited)
ASSETS

Current assets
 Cash                                         $   5,820            $  33,187
 Receivables                                      2,781                5,801
 Inventory (Note 3)                               6,238                9,989
 Deferred income taxes                            7,059                7,059
 Prepaid expenses and other                       1,790                1,253
                                               --------             --------
   Total current assets                          23,688               57,289
                                               --------             --------
Property and equipment, net                     130,530              128,753
Deferred income taxes                            29,988               33,303
Long-term receivables                               852                1,204
Other assets                                      7,826                7,722
                                               --------             --------

Total assets                                  $ 192,884            $ 228,271
                                               ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations          $   1,497            $   1,582
 Accounts payable, trade                         16,719               18,054
 Accrued compensation                             7,225                7,616
 Accrued taxes                                    9,229               11,008
 Accrued insurance                                2,155                2,246
 Other accrued expenses                           5,645                6,528
                                               --------             --------
  Total current liabilities                      42,470               47,034
                                               --------             --------

Long-term debt                                    3,501                   40
Capitalized lease obligations                     3,651                4,548
Non-current accrued insurance                     2,375                2,757
Other non-current liabilities and credits        21,562               22,044

Commitments and contingencies

Shareholders' equity

 Common stock, $.05 par value,20,000,000
  shares authorized, 6,745,890 and 8,845,581
  shares issued and outstanding                     339                  444
 Paid-in capital                                 40,868               80,673
 Retained earnings                               78,118               70,731
                                                -------              -------
  Total shareholders' equity                    119,325              151,848
                                                -------              -------

Total liabilities and shareholders' equity    $ 192,884            $ 228,271
                                               ========             ========

The accompanying notes are an integral part of the financial statements.

VICORP Restaurants, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                           Twelve          Twelve        Twenty-four     Twenty-four
                                           weeks           weeks           weeks           weeks
                                           ended           ended           ended           ended
                                          ---------       ---------       ---------       ---------
                                          April 16,       April 18,       April 16,       April 18,
                                           2000            1999            2000            1999
                                          ---------       ---------       ---------       ---------
Revenues
  Restaurant operations                 $   84,376      $   81,090       $  170,959      $  164,467
  Franchise operations                         924             764            1,536           1,480
                                         ---------       ---------        ---------       ---------
Total revenues                              85,300          81,854          172,495         165,947
                                         ---------       ---------        ---------       ---------
Costs and expenses
 Restaurant operations
  Food                                      24,373          24,611           51,365          50,999
  Labor                                     27,990          26,585           55,489          52,953
  Other operating                           20,599          20,120           41,062          40,306
 General and administrative                  6,457           6,739           12,897          12,957
                                         ---------       ---------        ---------       ---------
Operating Profit                             5,881           3,799           11,682           8,732

Interest expense                               247             235              434             474
Other income, net                             (132)           (104)            (385)           (185)
                                         ---------       ---------        ---------       ---------
Income before income tax expense             5,766           3,668           11,633           8,443
Income tax expense                           2,104           1,339            4,246           3,082
                                         ---------       ---------        ---------       ---------
Net income                              $    3,662      $    2,329       $    7,387      $    5,361
                                         =========       =========        =========       =========
Basic earnings per share                $      .54      $      .26       $      .99      $      .59
                                         =========       =========        =========       =========
Diluted earnings per share              $      .54      $      .26       $      .98      $      .59
                                         =========       =========        =========       =========
Weighted average common shares               6,743           9,001            7,481           9,046
                                         =========       =========        =========       =========
Weighted average common shares and
 dilutive common share equivalents           6,806           9,025            7,531           9,064
                                         =========       =========        =========       =========

The accompanying notes are an integral part of the financial statements.


VICORP Restaurants, Inc.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                        Twenty-four          Twenty-four
                                           weeks               weeks
                                           ended               ended
                                        -----------          -----------
                                          April 16,           April 18,
                                            2000                1999
                                        -----------          -----------
Operations
  Net income                            $   7,387            $    5,361
  Reconciliation of net income
    to cash provided by operations
   Depreciation and amortization            8,201                 8,799
   Deferred income tax provision            3,315                 2,574
   Loss on disposition of assets               14                    28
   Other, net                                (792)                 (280)

  Change in assets and liabilities:
   Receivables                              3,020                   669
   Inventory                                3,751                 2,408
   Accounts payable, trade                 (1,335)                  196
   Other current assets and liabilities    (3,681)               (1,499)
   Non-current accrued insurance             (382)                 (701)
                                         --------              --------
 Cash provided by operations               19,498                17,555
                                         --------              --------
Investing activities
Purchase of property and equipment        (11,342)              (14,706)
Purchase of other assets                     (359)                 (789)
Proceeds from disposition of property       1,239                   512
Collection of non-trade receivables           352                   981
Other, net                                    676                    --
                                         --------              --------
  Cash used for investing activities       (9,434)              (14,002)
                                         --------              --------
Financing activities
Proceeds from issuance of debt             10,750                    --
Payment of debt and capitalized
 lease obligations                         (8,188)                 (837)
Purchase of common stock                  (40,151)               (2,557)
Issuance of common stock                      241                    86
Other, net                                    (83)                  373
                                         --------              --------
  Cash used for financing activities      (37,431)               (2,935)
                                         --------              --------
Increase (decrease) in cash               (27,367)                  618
Cash at beginning of period                33,187                10,262
                                         --------              --------
Cash at end of period                   $   5,820            $   10,880
                                         ========              ========
Supplemental information:
Cash paid during the period for
 Interest (net of amount capitalized)   $     412            $      484
 Income taxes                                 426                   597

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

2.  Debt
    ----
    As of April 16, 2000, the Company had borrowings outstanding of $3,501,000 and letters of credit of $700,000 placed in connection with its insurance programs under its bank credit facility. The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants.

3.  Inventory
    ---------
    Inventory consisted of the following (in thousands):

                                          April 16,      October 31,
                                            2000            1999
                                          ---------      -----------
  Inventory at production facilities
   and third party storage locations:
    Raw materials                           $2,394          $2,401
    Finished goods                           1,616           5,192
                                             -----           -----
                                             4,010           7,593

   Restaurant inventory                      2,228           2,396
                                             -----           -----
                                            $6,238          $9,989
                                             =====           =====

4.  Earnings per Share
    ------------------
    Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of potentially dilutive common stock equivalents using the treasury stock method.

    Weighted average common shares outstanding for the twelve weeks ended April 16, 2000 and April 18, 1999 are as follows:

                                                   Twelve                    Twelve
                                                 weeks ended               weeks ended
                                                April 16, 2000            April 18, 1999
                                                --------------            --------------
    Basic                                            6,743,902                 9,001,262
    Effect of dilutive common stock equivalents         61,924                    23,820
                                                     ---------                 ---------
    Diluted                                          6,805,826                 9,025,082
                                                     =========                 =========

    Weighted average common shares outstanding for the twenty-four weeks ended April 16, 2000 and April 18, 1999 are as follows:

                                                Twenty-four                Twenty-four
                                                weeks ended                weeks ended
                                               April 16, 2000             April 18, 1999
                                               --------------             --------------
    Basic                                           7,480,921                  9,046,061
    Effect of dilutive common stock equivalents        49,880                     18,323
                                                    ---------                  ---------
    Diluted                                         7,530,801                  9,064,384
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

6.  Operating Segment
    -----------------
    The Company has three reportable segments; Village Inn, Bakers Square and Franchising. All amounts not attributed to segments relate to administrative functions and other non-reportable segments. Certain asset balances at October 31, 1999 were reclassified between the Company's segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                  Bakers Square   Village Inn   Franchising   Other     Total
                                  -------------   -----------   -----------   -----     -----
      Twelve weeks ended April 16, 2000
      Net Sales                    $ 49,104       $ 35,272     $    --     $   --      $ 84,376
      Operating profit/(loss)         5,178          6,236          924      (6,457)      5,881

      Twelve weeks ended April 18, 1999
      Net Sales                    $ 48,752       $ 32,338     $    --     $   --      $ 81,090
      Operating profit/(loss)         4,313          5,461          764      (6,739)      3,799

      Twenty-four weeks ended April 16, 2000
      Net Sales                     $102,129      $ 68,830     $    --     $   --      $170,959
      Operating profit/(loss)         11,207        11,836        1,536     (12,897)     11,682

      Twenty-four weeks ended April 18, 1999
      Net Sales                     $ 99,801      $ 64,666     $    --     $   --      $164,467
      Operating profit/(loss)          9,247        10,962        1,480     (12,957)      8,732

      Total assets
      April 16, 2000                $ 80,711      $ 46,317     $  3,753    $ 62,103    $192,884
      October 31, 1999                85,758        43,099        5,137      94,277     228,271


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
VICORP Restaurant, Inc. operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At April 16, 2000, the Company operated two hundred fifty-five Company-owned restaurants in thirteen states. Of the two hundred fifty-five Company-owned restaurants, one hundred forty-nine were Bakers Squares and one hundred six were Village Inns, with an additional one hundred fifteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the Midwest. The Company operates a pie manufacturing division to support Bakers Square, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and the recently acquired Chaska, Minnesota plant. The Company operated the Chaska, Minnesota production facility under an agreement with Pies, Inc. for a term of five months and purchased the facility at the completion of the operating term on February 1, 2000 for $2,600,000.

Results of Operations
---------------------
The Company's quarterly financial information is subject to seasonal fluctuation and may not be indicative of annual results.

The following table sets forth selected operating statistics by concept (in thousands, except restaurants at quarter-end).

                                         Second Quarter                  Year-to-Date
                                  --------------------------   ----------------------------
                                    Twelve         Twelve      Twenty-four      Twenty-four
                                  weeks ended    weeks ended   weeks ended      weeks ended
                                  -----------    -----------   -----------      -----------
                                  April  16,      April 18,     April  16,       April 18,
                                    2000           1999           2000             1999
                                  -----------    -----------    -----------     -----------
Bakers Square
    Restaurant sales              $    49,104     $   48,752    $  102,129       $   99,801
    Restaurant operating profit         5,178          4,313        11,207            9,247
    Restaurant operating profit %        10.5%           8.8%         11.0%             9.3%
    Divisional administrative costs<F1> 1,126          1,329         2,226            2,803
    Divisional operating profit         4,052          2,984         8,981            6,444
    Company operated restaurants          149            150

Village Inn
    Restaurant sales              $    35,272     $   32,338    $   68,830       $   64,666
    Restaurant operating profit         6,236          5,461        11,836           10,962
    Restaurant operating profit %        17.7%          16.9%         17.2%            17.0%
    Franchise income                      924            764         1,536            1,480
    Divisional administrative costs     1,051            980         2,137            2,073
    Divisional operating profit         6,109          5,245        11,235           10,369
    Company operated restaurants          106            100
    Franchise operated restaurants        115            110

Consolidated
    Restaurant sales              $    84,376     $   81,090    $  170,959       $  164,467
    Food cost %                          28.9%          30.4%         30.0%            31.0%
    Labor cost %                         33.2%          32.8%         32.5%            32.2%
    Other operating cost %               24.4%          24.8%         24.0%            24.5%
    Restaurant operating profit %        13.5%          12.0%         13.5%            12.3%
    Restaurant operating profit        11,414          9,774        23,043           20,209
    Franchise income                      924            764         1,536            1,480
    Divisional general and
     administrative costs               2,177          2,309         4,363            4,876
                                   ----------      ---------      --------        ---------
    Divisional operating profit        10,161          8,229        20,216           16,813
                                   ----------      ---------      --------        ---------
    Unallocated general and
     administrative costs<F1>           4,280          4,430         8,534            8,081
                                   ----------      ---------      --------        ---------
    Operating profit              $     5,881     $    3,799    $   11,682       $    8,732
                                  ===========     ==========    ==========       ==========

<F1> Certain executive compensation, which had been accounted for as
Bakers Square divisional administrative costs in fiscal 1999, is accounted for as unallocated general and administrative costs in fiscal 2000.

   Twelve Weeks Ended April 16, 2000 Compared to the Twelve Weeks Ended
                            April 18, 1999

Restaurant Sales
----------------
Consolidated restaurant sales increased 4.1% or $3,286,000 for the quarter compared to the quarter ended April 18, 1999. The Company experienced an overall same store sales increase of 1.4% over the prior year quarter. This increase is notable in light of the fact that the Easter holiday, which fell in the second quarter of 1999, will fall in the third quarter of fiscal 2000. The Company's stores experience a significant increase in volume over this holiday weekend.

During the second quarter of fiscal 2000, the Bakers Square concept captured an additional $352,000 or .7% in sales compared to the prior year quarter. Same store sales and same store guest counts increased 1.0% and 1.5%, respectively.

Overall, Village Inn sales increased by 9.1% or $2,934,000. This is a result of the Company operating six additional Village Inn restaurants during the second quarter of 2000, compared to the second quarter of 1999 (subsequent to April 18, 1999, ten new restaurants were opened, three Company-owned restaurants were converted to franchise operations and one restaurant was closed). Village Inn same store sales increased 2.0% and same store customer counts decreased 1.0% over the prior year quarter. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas. Of the ten new Village Inn restaurants opened since April 18, 1999, five were opened during the current fiscal year, including four during the second quarter of fiscal 2000, and the Company expects to open three additional units during the fourth quarter.

The following table sets forth selected quarterly statistics related to Bakers Square and Village Inn operations:

                         Bakers Square                        Village Inn
                         -------------                        -----------
                          Comparable                            Comparable
            Comparable     Store        Store       Comparable    Store       Store
              Store        Guest      Operating       Store       Guest     Operating
              Sales       Counts        Margin        Sales       Counts     Margin
            -----------------------------------     ---------------------------------
2000:

1st Qtr        3.5%         1.6%         11.4%        (0.2%)       (3.5%)     16.7%
2nd Qtr        1.0%         1.5%         10.5%         2.0%        (1.0%)     17.7%

1999:

1st Qtr        5.5%         0.5%          9.7%         2.0%        (0.4%)     17.0%
2nd Qtr        4.7%         1.0%          8.8%         0.8%        (0.8%)     16.9%
3rd Qtr        5.6%         2.6%         10.6%         0.5%        (1.8%)     17.1%
4th Qtr        3.0%         1.3%          9.9%         0.1%        (3.2%)     16.3%

Restaurant Operating Profit
---------------------------
Consolidated restaurant operating profit increased 16.8% or $1,640,000 for the quarter compared to the quarter ended April 18, 1999.

Bakers Square restaurant operating profit increased 20.1% or $865,000 over the prior year quarter, while restaurant operating profit as a percent of sales increased to 10.5% from 8.8% for the quarter ended April 18, 1999. The significant operating profit expansion was due to a 1.0% increase in same stores sales, as well as effective food cost and other operating expense management at the store-level.

Village Inn restaurant operating profit increased 14.2% or $775,000 as a result of the Company operating six additional stores in the second quarter of 2000 versus the quarter ended April 18, 1999. Restaurant operating profit as a percent of sales increased to 17.7% from 16.9% due to a same store sales increase of 2.0% and a .8% decrease in food costs as a percentage of restaurant sales.

Franchise Operations
--------------------
Net franchise income increased 20.9% or $160,000 between the quarter ended April 16, 2000 and the quarter ended April 18, 1999, primarily as a result of increased royalties.

General and Administrative Expenses
-----------------------------------
General and administrative expenses for the second quarter of 2000 were $6,457,000 compared to $6,739,000 during the second quarter of 1999. The $282,000 or 4.2% decrease is primarily attributable to the non-reoccurrence of Year 2000 related expenditures. General and administrative expense as a percent of restaurant sales declined favorably to 7.7% compared to 8.3% for the prior year quarter.

Other Income
------------
Other income for the quarter ended April 16, 2000 increased $28,000 from the quarter ended April 16, 1999.

Interest Expense
----------------
Interest expense increased $12,000 due to the Company maintaining an average draw on the line of credit of $5,323,000 compared to $0 for the prior year quarter. The remaining interest expense represents interest incurred on approximately fifty capital leases. Interest expense in the amount of $15,000 was capitalized for the quarter ended April 16, 2000 under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost."

Effective Tax Rate
------------------
The Company's effective tax rate for the quarter ended April 16, 2000 and the quarter ended April 18, 1999 was 36.5%. A significant portion of the provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable continue to be limited to Federal alternative minimum taxes and state income taxes.

  Twenty-four Weeks Ended April 16, 2000 Compared to the Twenty-four
                      Weeks Ended April 18, 1999

Restaurant Sales
----------------
Consolidated restaurant sales increased 4.0% or $6,492,000 for the twenty-four weeks ended April 16, 2000 compared to the twenty-four weeks ended April 18, 1999. The Company experienced an overall same store sales increase of 1.8% over the prior year period. This increase is notable in light of the fact that the Easter holiday, which fell in the second quarter of 1999, will fall in the third quarter of fiscal 2000. The Company's stores experience a significant increase in volume over this holiday weekend.

Bakers Square restaurant sales increased $2,328,000 or 2.3% as a result of a 2.4% increase in same store sales for the twenty-four weeks ended April 16, 2000 compared to the twenty-four weeks ended April 18, 1999. The Company was successful in capturing an additional $1,975,000 in sales during the key holiday pie season in the first quarter of 2000 compared to the first quarter of 1999. The year to date increase was largely driven by a 1.6% increase in same store guest counts.

During the twenty-four weeks ended April 16, 2000 compared to the twenty-four weeks ended April 18, 1999, Village Inn sales increased by 6.4% or $4,164,000 due to the Company operating six additional Village Inn restaurants in the current period (subsequent to April 18, 1999, ten new restaurants were opened, three Company-owned restaurants were converted to franchise operations and one restaurant was closed). Village Inn same store sales increased .9% and same store customer counts decreased 2.2% over the prior year period. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas. Of the ten new Village Inn restaurants opened since April 18, 1999, five were opened during the current fiscal year, including four during the second quarter of fiscal 2000, and the Company expects to open three additional units during the fourth quarter.

The following table sets forth selected year-to-date statistics related to Bakers Square and Village Inn operations:

                     Bakers Square                           Village Inn
                     -------------                           -----------
                      Comparable                              Comparable
        Comparable      Store        Store       Comparable     Store       Store
          Store         Guest      Operating       Store        Guest     Operating
          Sales        Counts       Margin         Sales        Counts     Margin
        ------------------------------------     ---------------------------------
2000:      2.4%          1.6%        11.0%          .9%         (2.2%)       17.2%
1999:      5.1%           .8%         9.3%         1.4%          (.6%)       17.0%

Restaurant Operating Profit
---------------------------
Consolidated restaurant operating profit increased 14.0% or $2,834,000 for the twenty-four weeks ended April 16, 2000 compared to the twenty-four weeks ended April 18, 1999.

Bakers Square restaurant operating profit for the twenty-four weeks ended April 16, 2000 increased 21.2% or $1,960,000 over the twenty-four weeks ended April 18, 1999, while restaurant operating profit as a percent of sales increased to 11.0% from 9.3%. The significant improvement of Bakers Square restaurant operating profit was driven by a 2.4% increase in same stores sales, improved execution during the first quarter's key holiday pie season and effective food cost and other operating expense management at the store-level.

Village Inn restaurant operating profit for the twenty-four weeks ended April 16, 2000 increased 8.0% or $874,000 due to the Company operating six additional restaurants in fiscal 2000 and improved cost management at the store-level. Restaurant operating profit as a percent of sales increased to 17.2% from 17.0% for the twenty-four weeks ended April 16, 2000 versus the twenty-four weeks ended April 18, 1999.

Franchise Operations
--------------------
Net franchise income increased 3.8% or $56,000 between the twenty-four weeks ended April 16, 2000 and the twenty-four weeks ended April 18, 1999 primarily as a result of the overall addition of five franchisee restaurants (subsequent to April 18, 1999, five new franchisee operations were opened, three Company-owned restaurants were converted to franchisee operations and three franchisee operations were terminated).

General and Administrative Expenses
-----------------------------------
General and administrative expenses for the twenty-four weeks ended April 16, 2000 were $12,897,000 compared to $12,957,000 during the twenty-four weeks ended April 18, 1999. The $60,000 or .5% decrease is primarily attributable to the non-reoccurrence of Year 2000 related expenditures. Overall, general and administrative expenses decreased favorably as a percent of restaurant sales to 7.5% for the twenty-four weeks ended April 16, 2000 compared to 7.9% for the same period in fiscal 1999.

Other Income
------------
Other income for the twenty-four weeks ended April 16, 2000 increased $200,000 or 108.1% from the prior year period, due primarily to interest earned on the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999. The proceeds were used to fund the tender offer for 2,000,000 shares at $19.00 per share on December 29, 1999.

Interest Expense
----------------
Interest expense declined 8.4%, or $40,000 between the twenty-four weeks ended April 16, 2000 and the twenty-four weeks ended April 18, 1999 primarily due to twelve capital leases being paid in full during 1999, offset by interest incurred on line of credit draws and capitalized interest. The average line of credit draw for the twenty-four week period of fiscal 2000 was $3,423,000 compared to $0 for the same period of the prior year. Interest expense in the amount of $37,000 was capitalized during the current period under the requirements of SFAS 34, "Capitalization of Interest Cost."

Effective Tax Rate
------------------
The Company's effective tax rate for the twenty-four weeks ended April 16, 2000 and the twenty-four weeks ended April 18, 1999 was 36.5%. A significant portion of the provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable continue to be limited to Federal alternative minimum taxes and state income taxes.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities for the twenty-four weeks ended April 16, 2000 was $19,498,000 compared with $17,555,000 for the twenty-four weeks ended April 18, 1999. The $1,943,000 increase was primarily due to a $2,026,000 or 37.8% increase in net income, as well as effective working capital management.

The Company's investing activities for the twenty-four weeks ended April 16, 2000 utilized $9,434,000 compared with $14,002,000 for the twenty-four weeks ended April 18, 1999. The $4,568,000 decrease was primarily attributable to a $3,364,000 reduction in capital expenditures. Management expects to invest approximately $29,600,000 during fiscal 2000 in developing eight to ten Company-operated locations (including five Bakers Square locations in the Chicago area) and completing several remodel projects on existing restaurants. During the twenty-four weeks ending April 16, 2000, five new Village Inn restaurants were opened; one in Colorado, two in Arizona, one in Nebraska, and one in Iowa. The Company also purchased the Chaska facility for $2.6 million as previously noted.

The Company's financing activities for the twenty-four weeks ended April 16, 2000 utilized $37,431,000 compared with $2,935,000 for the twenty-four weeks ended April 18, 1999. The $34,496,000 increase was as a result of the tender offer commenced on November 23, 1999 to purchase up to 2,000,000 shares of the outstanding common stock at $19.00 per share. The tender offer concluded on December 22, 1999, and the Company funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased. The transaction was funded using the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999, as well as a $4,000,000 draw on the credit facility. An additional 115,000 shares were repurchased subsequent to the tender offer under the Company's share repurchase plan. As of April 16, 2000, 338,375 common shares remained available for purchase under the Board of Directors authorizations. Future purchases under the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants.
As of April 16, 2000, the Company had $3,501,000 outstanding under the Company's bank credit facility and $700,000 in letters of credit issued in connection with its insurance programs.

Cash and cash equivalents at April 16, 2000 equaled $5,820,000. The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

At April 16, 2000, the Company had thirty properties which it was seeking to dispose of, six of these were idle and twenty-four were subleased. The Company owns five of the properties in fee and is the prime lessee on twenty-five leases (four of the fee properties are idle). The Company estimates potential proceeds of $938,000 on the disposal of the fee properties. The two remaining idle properties will be disposed of through lease terminations within a year. At April 16, 2000, loss reserves previously established for the disposal of these properties had a remaining balance of $3,362,000, including $1,638,000 to reduce the properties to realizable value and $1,724,000 to provide for carrying costs and sublease losses. During the twenty-four weeks ended April 16, 2000, closure and carrying costs of $99,000 were charged against the liability. At present, the Company anticipates the reserves will be adequate to cover the future losses and operating costs for these properties.

During the first quarter of 2000, the Company sold its Denver bakery facility yielding cash proceeds of $690,000. A resulting loss of $614,000 was applied against the property disposal reserve previously established for this purpose.

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

Outlook
-------
The Company is evaluating various alternative investment strategies for utilizing cash flow from operations. These alternatives include, but may not be limited to, new Village Inn and Bakers Square restaurant properties, repurchase of common stock, and acquisition of restaurant concerns in the family style segment.

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

New Accounting Pronouncements
-----------------------------
In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. At present the Company is investigating the effect the adoption of this statement will have on the Company's results of operations, financial position and cash flows, if any.

Item 1.  Legal Proceedings

With respect to Kirk v. VICORP Restaurants, Inc., Case No. BC-198202 commenced in the Superior Court of Los Angeles County, California, reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, on February 16, 2000, Kirk's motion for class certification was denied. Kirk filed an appeal of the denial on April 14, 2000. The case has been stayed pending the appeal.

With respect to Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962 commenced in the Superior Court of Los Angeles County, California, reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, on January 3, 2000, the Court issued an order staying the case under the primary jurisdiction doctrine.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (10)   Material contracts

                 Fourth Amendment to Amended and Restated Credit Agreement

                 Stock Option Agreement for Joseph F. Trungale dated May 8, 2000

          (27)   Financial data schedule


   (b)    Reports on Form 8-K

          None



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            VICORP Restaurants, Inc.
                                 (Registrant)




May 26, 2000                         By: /s/ Joseph F. Trungale
                                         -----------------------
                                         Joseph F. Trungale
                                         Chief Executive Officer and President



May 26, 2000                         By:  /s/ Richard E. Sabourin
                                          -----------------------
                                          Richard E. Sabourin
                                          Executive Vice President and
                                          Chief Financial Officer