Form 10-Q
period 2000-07-09
VICORP RESTAURANTS INC
filed 2000-08-09
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 9, 2000
                              --------------------------------------

                               OR

 [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ----------------------------------------------
                    Commission file number 0-12343
                                           -------
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

                            (303) 296-2121
                ---------------------------------------------
            (Registrant's telephone number, including area code)

                              Not Applicable
                ----------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ----        ----

The registrant had 6,749,114 shares of its $.05 par value Common
Stock outstanding as of August 7, 2000.

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VICORP Restaurants, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                             July 9,            October 31,
                                               2000                1999
                                            --------            -----------
                                           (unaudited)
ASSETS
Current assets
 Cash                                      $    6,097            $   33,187
 Receivables                                    2,639                 5,801
 Inventory (Note 3)                             6,465                 9,989
 Deferred income taxes                          7,059                 7,059
 Prepaid expenses and other                     2,145                 1,253
                                           ----------            ----------
  Total current assets                         24,405                57,289
                                           ----------            ----------
Property and equipment, net                   132,661               128,753
Deferred income taxes                          28,306                33,303
Long-term receivables                             713                 1,204
Other non-current assets                        7,776                 7,722
                                           ----------            ----------

Total  assets                              $  193,861            $  228,271
                                           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt
   and capitalized lease obligations       $    1,462            $    1,582
 Accounts payable, trade                       17,782                18,054
 Accrued compensation                           7,431                 7,616
 Accrued taxes                                 10,530                11,008
 Accrued insurance                              1,759                 2,246
 Other accrued expenses                         5,443                 6,528
                                           ----------            ----------
  Total current liabilities                    44,407                47,034
                                           ----------            ----------

Long-term debt                                     --                    40
Capitalized lease obligations                   3,296                 4,548
Non-current accrued insurance                   1,807                 2,757
Other non-current liabilities and credits      21,254                22,044

Commitments and contingencies

Shareholders' equity

 Common stock, $.05 par value, 20,000,000
  shares authorized, 6,748,244 and 8,845,581
  shares issued and outstanding                   339                  444
  Paid-in capital                              40,893               80,673
  Retained earnings                            81,865               70,731
                                           ----------           ----------
     Total shareholders' equity               123,097              151,848
                                           ----------           ----------

Total liabilities and shareholders' equity $  193,861           $  228,271
                                           ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                      Twelve        Twelve       Thirty-six       Thirty-six
                                       weeks         weeks          weeks            weeks
                                       ended         ended          ended            ended
                                     --------      ---------     ----------       ----------
                                      July 9,       July 11,       July 9,         July 11,
                                       2000          1999           2000            1999
                                     --------      ---------     ----------       ----------
Revenues
 Restaurant operations               $ 86,192      $ 83,030        $257,150        $247,497
 Franchise operations                     685           679           2,222           2,159
                                     --------      --------        --------        --------
Total revenues                         86,877        83,709         259,372         249,656

Costs and expenses
 Restaurant operations
  Food                                 25,895        24,528          77,260          75,527
  Labor                                28,396        27,254          83,885          80,207
  Other operating                      20,442        20,345          61,504          60,651
  General and administrative            6,148         6,559          19,047          19,516
                                     --------      --------        --------        --------
Operating Profit                        5,996         5,023          17,676          13,755

Interest expense                          184           230             618             704
Other income, net                         (89)         (162)           (475)           (347)
                                     --------      --------        --------        --------
Income before income tax expense        5,901         4,955          17,533          13,398
Income tax expense                      2,154         1,808           6,399           4,890
                                     --------      --------        --------        --------
Net income                           $  3,747      $  3,147        $ 11,134        $  8,508
                                     ========      ========        ========        ========


Basic earnings per share             $    .56      $    .35        $   1.54        $    .95
                                     ========      ========        ========        ========
Diluted earnings per share           $    .55      $    .35        $   1.53        $    .94
                                     ========      ========        ========        ========
Weighted average common shares          6,746         8,890           7,236           8,994
                                     ========      ========        ========        ========
Weighted average common shares and
 dilutive common share equivalents      6,813         8,921           7,291           9,017
                                     ========      ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


VICORP Restaurants, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                          Thirty-six          Thirty-six
                                             weeks               weeks
                                             ended               ended
                                          ----------          ----------
                                            July 9,             July 11,
                                              2000                1999
                                          ----------          ----------
Operations
  Net income                             $  11,134             $  8,508
  Reconciliation of net income
   to cash provided by operations:
   Depreciation and amortization            12,280               13,345
   Deferred income tax provision             4,997                4,085
   (Gain)/loss on disposition of assets         35                  (70)
   Other, net                               (1,162)                (538)

  Change in assets and liabilities:
   Receivables                               3,123                  253
   Inventory                                 3,524                1,390
   Accounts payable, trade                    (272)              (3,669)
   Other current assets and liabilities     (3,127)               3,502
   Non-current accrued insurance              (950)                (866)
                                         ---------            ---------
 Cash provided by operations                29,582               25,940
                                         ---------            ---------
Investing activities
Purchase of property and equipment         (17,055)             (20,220)
Purchase of other assets                      (461)              (1,002)
Proceeds from disposition of property        1,239                  514
Collection of non-trade receivables            388                1,019
Other, net                                     514                   --
                                         ---------            ---------
  Cash used for investing activities       (15,375)             (19,689)
                                         ---------            ---------
Financing activities
Proceeds from issuance of debt              14,950                   --
Payment of debt and capitalized
 lease obligations                         (16,280)              (1,217)
Purchase of common stock                   (40,163)              (3,637)
Issuance of common stock                       278                  115
Other, net                                     (82)                 164
                                         ---------            ---------
 Cash used for financing activities        (41,297)              (4,575)
                                         ---------            ---------
Increase (decrease) in cash                (27,090)               1,676
Cash at beginning of period                 33,187               10,262
                                         ---------            ---------
Cash at end of period                    $   6,097            $  11,938
                                         =========            =========
Supplemental information:
  Cash paid during the period for
    Interest (net of amount capitalized) $     624            $     718
    Income taxes                               531                  773

  Noncash transactions:
    During the thirty-six weeks ended July 9, 2000, the Company settled a franchisee receivable in the amount of $210,000 in exchange for property and equipment with a fair market value of $210,000.

The accompanying notes are an integral part of the consolidated financial statements.

VICORP Restaurants, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
----------------------------------------------------------

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of VICORP Restaurants, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which are of a normal and recurring nature) for fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 1999, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

2.   Debt
     ----
     As of July 9, 2000, the Company had no outstanding borrowings under its bank credit facility, while letters of credit placed in connection with its insurance programs totaled $700,000. The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants.

3.   Inventory
     ---------
     Inventory consisted of the following (in thousands):

                                          July 9,     October 31,
                                           2000            1999
                                          -------     -----------
     Inventory at production facilities
      and third party storage locations:
       Raw materials                      $2,722          $2,401
       Finished goods                      1,444           5,192
                                          ------          ------
                                           4,166           7,593

       Restaurant inventory                2,299           2,396
                                          ------          ------
                                          $6,465          $9,989
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

6.  Operating Segment
    -----------------
    The Company has three reportable segments; Village Inn, Bakers Square and Franchising. Amounts not attributed to these segments consist of general and administrative expenses and non-operating assets. Certain asset balances at October 31, 1999 were reclassified between the Company's segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                           Bakers Square   Village Inn    Franchising    Other      Total
                           -------------   -----------    -----------    -----      -----
     Twelve weeks ended July 9, 2000
     Net sales                $ 51,439      $ 34,753        $   --       $   --      $ 86,192
     Operating profit/(loss)     5,918         5,541            685        (6,148)      5,996

     Twelve weeks ended July 11, 1999
     Net sales                $ 50,463      $ 32,567        $    --      $   --      $ 83,030
     Operating profit/(loss)     5,336         5,567            679        (6,559)      5,023

     Thirty-six weeks ended July 9, 2000
     Net sales                $153,567      $103,583        $    --      $   --      $257,150
     Operating profit/(loss)    17,124        17,377          2,222       (19,047)     17,676

     Thirty-six weeks ended July 11, 1999
     Net sales                $150,264      $ 97,233        $    --      $   --      $247,497
     Operating profit/(loss)    14,583        16,529          2,159       (19,516)     13,755

     Total assets
     July 9, 2000             $ 81,335      $ 48,733        $  3,266     $ 60,527    $193,861
     October 31, 1999           85,758        43,099           5,137       94,277     228,271

Item 2. Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Overview
--------

VICORP Restaurant, Inc. operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At July 9, 2000, the Company operated two hundred fifty-five restaurants in fourteen states. Of the two hundred fifty-five Company-operated restaurants, one hundred forty-nine were Bakers Squares and one hundred six were Village Inns, with an additional one hundred fourteen franchised Village Inn restaurants in twenty-one states. The Company-operated and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the Midwest. The Company operates a pie manufacturing division to support Bakers Square, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and the recently acquired Chaska, Minnesota plant. The Company operated the Chaska, Minnesota production facility under an agreement with Pies, Inc. for a term of five months and purchased the facility at the completion of the operating term on February 1, 2000 for $2,600,000.

Consolidated Results of Operations
----------------------------------
The Company's quarterly financial information is subject to seasonal fluctuation and may not be indicative of annual results.

The following table sets forth selected operating statistics by concept (in thousands, except restaurants at quarter-end).

                                    Third Quarter                Year-to-Date
                             ----------------------------    -------------------------
                                Twelve           Twelve      Thirty-six    Thirty-six
                             weeks ended      weeks ended    weeks ended   weeks ended
                             -----------      -----------    -----------   -----------
                               July 9,         July 11,        July 9,      July 11,
                                2000             1999            2000         1999
                             -----------      -----------    -----------   -----------
Bakers Square
 Restaurant sales             $  51,439         $  50,463     $ 153,567      $ 150,264
 Restaurant operating profit      5,918             5,336        17,124         14,583
 Restaurant operating profit %     11.5%             10.6%         11.2%           9.7%
 Divisional administrative
  costs <F1>                      1,056             1,152         3,283          3,955
 Divisional operating profit      4,862             4,184        13,841         10,628
 Company operated restaurants       149               150

Village Inn
 Restaurant sales             $  34,753         $  32,567     $ 103,583      $ 97,233
 Restaurant operating profit      5,541             5,567        17,377        16,529
 Restaurant operating profit %     15.9%             17.1%         16.8%         17.0%
 Franchise income                   685               679         2,222         2,159
 Divisional administrative costs    972             1,098         3,109         3,170
 Divisional operating profit      5,254             5,148        16,490        15,518
 Company operated restaurants       106               102
 Franchise operated restaurants     114               113

Consolidated
 Restaurant sales             $  86,192         $  83,030     $ 257,150      $247,497
 Food cost %                       30.0%             29.6%         30.0%         30.5%
 Labor cost %                      33.0%             32.8%         32.6%         32.4%
 Other operating cost %            23.7%             24.5%         23.9%         24.5%
 Restaurant operating profit %     13.3%             13.1%         13.5%         12.6%
 Restaurant operating profit     11,459            10,903        34,501        31,112
 Franchise income                   685               679         2,222         2,159
 Divisional administrative
   costs                          2,028             2,250         6,392         7,125
                              ---------         ---------      --------      --------
 Divisional operating profit     10,116             9,332        30,331        26,146
                              ---------         ---------      --------      --------
 Unallocated general and
  administrative costs <F1>       4,120             4,309        12,655        12,391
                              ---------         ---------      --------      --------
 Operating profit             $   5,996         $   5,023      $ 17,676      $ 13,755
                              =========         =========      ========      ========

<F1> Certain executive compensation, which had been accounted for as
Bakers Square divisional administrative costs in fiscal 1999, is accounted for as unallocated general and administrative costs in fiscal 2000.

Twelve Weeks Ended July 9, 2000 Compared to the Twelve Weeks Ended July 11, 1999

Restaurant Sales
----------------
Consolidated restaurant sales increased 3.8% or $3,162,000 for the quarter compared to the quarter ended July 11, 1999. The Company experienced an overall same store sales increase of 2.4% over the prior year quarter. This increase is primarily due to the Easter holiday falling in the third quarter of fiscal 2000 versus the second quarter of 1999. The Company's stores experience a significant increase in volume over this holiday weekend.

The following table sets forth the percent change over the prior year quarter by concept for comparable store sales and comparable store guest counts, as well as quarterly store operating margin:

                      Bakers Square                                 Village Inn
                      -------------                                 -----------
                       Comparable                                    Comparable
          Comparable     Store       Store                Comparable    Store       Store
            Store        Guest     Operating                Store       Guest     Operating
            Sales        Counts      Margin                 Sales       Counts      Margin
         ------------------------------------             ---------------------------------
2000:

1st Qtr     3.5%          1.6%        11.4%                 (0.2%)       (3.5%)     16.7%
2nd Qtr     1.0%          1.5%        10.5%                  2.0%        (1.0%)     17.7%
3rd Qtr     2.5%         (0.1%)       11.5%                  2.1%         0.5%      15.9%

1999:

1st Qtr     5.5%          0.5%         9.7%                  2.0%        (0.4%)     17.0%
2nd Qtr     4.7%          1.0%         8.8%                  0.8%        (0.8%)     16.9%
3rd Qtr     5.6%          2.6%        10.6%                  0.5%        (1.8%)     17.1%
4th Qtr     3.0%          1.3%         9.9%                  0.1%        (3.2%)     16.3%

During the third quarter of fiscal 2000, the Bakers Square concept captured an additional $976,000 or 1.9% in sales compared to the prior year quarter. Same store sales increased 2.5%, while same store guest counts decreased slightly.

Overall, Village Inn sales increased by 6.7% or $2,186,000. This is a result of the Company operating four additional Village Inn restaurants during the third quarter of 2000, compared to the third quarter of 1999 (subsequent to July 11, 1999, six new restaurants were opened, one Company-operated restaurant was converted to a franchise operation, two restaurants were closed due to lease termination and one restaurant was converted from a franchise operation to a Company-operated restaurant). Village Inn same store sales and same store customer counts increased over the prior year quarter 2.1% and .5%, respectively. Of the six new Village Inn restaurants opened since July 11, 1999, five were opened during the current fiscal year, including one during the first quarter and four during the second quarter of fiscal 2000. The Company expects to open up to three additional units during the fourth quarter.

Restaurant Operating Profit
---------------------------
Consolidated restaurant operating profit increased 5.1% or $556,000 for the quarter compared to the quarter ended July 11, 1999.

Bakers Square restaurant operating profit increased 10.9% or $582,000 over the prior year quarter, while restaurant operating profit as a percent of sales increased to 11.5% from 10.6% for the quarter ended July 11, 1999. The significant increase in operating profit was due to a 2.5% increase in same stores sales, as well as effective operating expense management at the store-level.

Village Inn restaurant operating profit decreased .5% or $26,000, and restaurant operating profit as a percent of sales decreased to 15.9% from 17.1% over the prior year quarter. The decline was a result of increased food costs driven by a distributor delivery price increase and increased marketing expenses. Food costs and marketing expenses as a percent of sales increased by 1.2% and 1.0%, respectively.

Franchise Operations
--------------------
Net franchise income increased .9% or $6,000 between the quarter ended July 9, 2000 and the quarter ended July 11, 1999, primarily as a result of increased royalties.

General and Administrative Expenses
-----------------------------------
General and administrative expenses for the third quarter of 2000 were $6,148,000 compared to $6,559,000 during the third quarter of 1999. The $411,000 or 6.3% decrease is attributable to various general and administrative expense reductions, including a reduction of Year 2000 related expenditures. General and administrative expense as a percent of restaurant sales declined favorably to 7.1% from 7.9% in the prior year quarter.

Other Income
------------
Other income for the quarter ended July 9, 2000 decreased $73,000 from the quarter ended July 9, 1999.

Interest Expense
----------------
Interest expense decreased 20% or $46,000 between the quarter ended July 9, 2000 and the quarter ended July 11, 1999. The decrease was primarily due to twelve capital leases being paid in full during 1999 and capitalization of $13,000 of interest expense under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", offset by interest incurred on line of credit draws. The Company maintained an average draw on the line of credit for the quarter ended July 9, 2000 of $959,000 compared to $0 for the prior year quarter.

Effective Tax Rate
------------------
The Company's effective tax rate for the quarter ended July 9, 2000 and the quarter ended July 11, 1999 was 36.5%. A significant portion of the provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable continue to be limited to Federal alternative minimum taxes and state income taxes.


 Thirty-six Weeks Ended July 9, 2000 Compared to the Thirty-six Weeks
                          Ended July 11, 1999

Restaurant Sales
----------------
Consolidated restaurant sales increased 3.9% or $9,653,000 for the thirty-six weeks ended July 9, 2000 compared to the thirty-six weeks ended July 11, 1999. The Company experienced an overall same store sales increase of 2.0% over the prior year period.

The following table sets forth the percent change over the prior year by concept for comparable store sales and comparable store guest counts, as well as year to date store operating margin:

                     Bakers Square                              Village Inn
                     -------------                              -----------
                      Comparable                                 Comparable
        Comparable      Store         Store         Comparable     Store       Store
           Store        Guest       Operating         Store        Guest     Operating
           Sales        Counts        Margin          Sales        Counts      Margin
        --------------------------------------      ----------------------------------
2000:      2.4%          1.0%        11.2%             1.4%        (1.2%)      16.8%
1999:      5.3%          1.4%         9.7%             1.2%        (0.8%)      17.0%

Bakers Square restaurant sales increased $3,303,000 or 2.2% as a result of a 2.4% increase in same store sales for the thirty-six weeks ended July 9, 2000 compared to the thirty-six weeks ended July 11, 1999. The Company was successful in capturing an additional $1,975,000 in sales during the key holiday pie season in the first quarter of 2000 compared to the first quarter of 1999. The year to date increase was also driven by a 1.0% increase in same store guest counts.

During the thirty-six weeks ended July 9, 2000 compared to the thirty-six weeks ended July 11, 1999, Village Inn sales increased by 6.5% or $6,350,000 due to the Company operating four additional Village Inn restaurants in the current period (subsequent to July 11, 1999, six new restaurants were opened, one Company-operated restaurant was converted to a franchise operation, two restaurants were closed due to lease termination and one restaurant was converted from a franchise operation to a Company-operated restaurant). Village Inn same store sales increased 1.4%, while same store customer counts decreased 1.2% over the prior year period. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas. Of the six new Village Inn restaurants opened since July 11, 1999, five were opened during the current fiscal year, including one during the first quarter and four during the second quarter of fiscal 2000. The Company expects to open up to three additional units during the fourth quarter.

Restaurant Operating Profit
---------------------------
Consolidated restaurant operating profit increased 10.9% or $3,389,000 for the thirty-six weeks ended July 9, 2000 compared to the thirty-six weeks ended July 11, 1999.

Bakers Square restaurant operating profit for the thirty-six weeks ended July 9, 2000 increased 17.4% or $2,541,000 over the thirty-six weeks ended July 11, 1999, while restaurant operating profit as a percent of sales increased to 11.2% from 9.7%. The significant improvement of Bakers Square restaurant operating profit was driven by a 2.4% increase in same stores sales, improved execution during the first quarter's key holiday pie season and effective food cost and other operating expense management at the store-level.

Village Inn restaurant operating profit for the thirty-six weeks ended July 9, 2000 increased 5.1% or $848,000 due primarily to the Company operating four additional restaurants in fiscal 2000. Restaurant operating profit as a percent of sales decreased slightly to 16.8% from 17.0% for the thirty-six weeks ended July 9, 2000 versus the thirty-six weeks ended July 11, 1999 primarily as a result of increased marketing expenses. Marketing expenses as a percent of sales increased to 2.4% compared to 1.5% in the prior year.

Franchise Operations
--------------------
Net franchise income increased 2.9% or $63,000 between the thirty-six weeks ended July 9, 2000 and the thirty-six weeks ended July 11, 1999 primarily as a result of increased royalties.


General and Administrative Expenses
-----------------------------------
General and administrative expenses for the thirty-six weeks ended July 9, 2000 were $19,047,000 compared to $19,516,000 during the thirty-six weeks ended July 11, 1999. The $469,000 or 2.4% decrease is partially attributable to a reduction of Year 2000 related expenditures. Overall, general and administrative expenses decreased favorably as a percent of restaurant sales to 7.4% for the thirty-six weeks ended July 9, 2000 compared to 7.9% for the same period in fiscal 1999.

Other Income
------------
Other income for the thirty-six weeks ended July 9, 2000 increased $128,000 or 36.9% from the prior year period, due primarily to interest earned on the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999. The proceeds were used to fund the tender offer for 2,000,000 shares at $19.00 per share on December 29, 1999.

Interest Expense
----------------
Interest expense declined 12.2% or $86,000 between the thirty-six weeks ended July 9, 2000 and the thirty-six weeks ended July 11, 1999. The decrease was primarily due to twelve capital leases being paid in full during 1999 and $50,000 of interest expense capitalized under the requirements of SFAS No. 34, offset by interest incurred on line of credit draws. The Company maintained an average draw on the line of credit for the thirty-six weeks ended July 9, 2000 of $2,602,000 compared to $0 for the prior year.

Effective Tax Rate
------------------
The Company's effective tax rate for the thirty-six weeks ended July 9, 2000 and the thirty-six weeks ended July 11, 1999 was 36.5%. A significant portion of the provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable continue to be limited to Federal alternative minimum taxes and state income taxes.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities for the thirty-six weeks ended July 9, 2000 was $29,582,000 compared with $25,940,000 for the thirty-six weeks ended July 11, 1999. The $3,642,000 increase was primarily due to a $2,626,000 or 30.9% increase in net income, as well as effective working capital management.

The Company's investing activities for the thirty-six weeks ended July 9, 2000 utilized $15,375,000 compared with $19,689,000 for the thirty-six weeks ended July 11, 1999. The $4,314,000 decrease was primarily attributable to a $3,165,000 reduction in capital expenditures. Management expects to invest approximately $29,600,000 during fiscal 2000 in developing up to eight to ten Company-operated locations (including up to five Bakers Square locations in the Chicago area), completing several remodel projects on existing restaurants, as well as enhancing production capabilities at VICOM. During the thirty-six weeks ending July 9, 2000, five new Village Inn restaurants were opened (one in Colorado, two in Arizona, one in Nebraska and one in Iowa) and the Chaska facility was purchased as previously noted.

The Company's financing activities for the thirty-six weeks ended July 9, 2000 utilized $41,297,000 compared with $4,575,000 for the thirty-six weeks ended July 11, 1999. The $36,722,000 increase was as a result of the tender offer commenced on November 23, 1999 to purchase up to 2,000,000 shares of the outstanding common stock at $19.00 per share. The tender offer concluded on December 22, 1999, and the Company funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased. The transaction was funded using the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999, as well as a $4,000,000 draw on the Company's credit facility. An additional 115,000 shares were repurchased subsequent to the tender offer under the Company's share repurchase plan. As of July 9, 2000, 338,375 common shares remained available for purchase under the Board of Directors authorizations. Future purchases under the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit.
The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants. As of July 9, 2000, the Company had no outstanding debt under the Company's bank credit facility and $700,000 in letters of credit issued in connection with its insurance programs.

Cash and cash equivalents at July 9, 2000 equaled $6,097,000. The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

At July 9, 2000, the Company had twenty-eight properties which it was seeking to dispose of, six of these were idle and twenty-two were subleased. The Company owns five of the properties in fee and is the prime lessee on twenty-three leases (four of the fee properties are idle). The Company estimates potential proceeds of $938,000 on the disposal of the fee properties. The two remaining idle properties will be disposed of through lease terminations within a year. At July 9, 2000, loss reserves previously established for the disposal of these properties had a remaining balance of $3,283,000, including $1,566,000 to reduce the properties to realizable value and $1,717,000 to provide for carrying costs and sublease losses. During the thirty-six weeks ended July 9, 2000, closure and carrying costs of $137,000 were charged against the liability. At present, the Company anticipates the reserves will be adequate to cover the future losses and operating costs for these properties.

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

Management Outlook
------------------
The Board of Directors appointed an independent committee of Directors to evaluate various strategic alternatives to enhance shareholder value. The independent committee has retained Salomon Smith Barney as its financial advisor to assist in the evaluation.

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," with an effective date of July 1, 2000. The interpretation clarifies the application of Opinion 25 for certain issues, including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination, among others. The application of FIN 44 is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

      (10)     Material Contracts
                    Indemnification Agreement

      (27)     Financial data schedule


  (b)  Reports on Form 8-K

      None.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            VICORP Restaurants, Inc.
                                 (Registrant)




August 9, 2000                           By: /s/Joseph F. Trungale
                                            ----------------------
                                         Joseph F. Trungale
                                         Chief Executive Officer and President



August 9, 2000                           By: /s/Richard E. Sabourin
                                            -----------------------
                                         Richard E. Sabourin
                                         Executive Vice President and
                                         Chief Financial Officer