Form 10-Q/A
period 2000-07-09
VICORP RESTAURANTS INC
filed 2000-08-22
CIK 703799

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q/A

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

The registrant had 6,749,114 shares of its $.05 par value Common
Stock outstanding as of August 21, 2000.

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

Item 5. Other Information

The Company normally holds its Annual Meeting of Shareholders in late April or early May each year. The 2000 Annual Meeting of Shareholders was deferred. The Company presently expects to hold its 2000 Annual Meeting of Shareholders on October 27, 2000.

Any shareholder proposal to be considered for presentation at the 2000 Annual Meeting of Shareholders must be received by the Company in writing at its executive offices on or before September 15, 2000, to be considered for inclusion in the Company's proxy materials. If a shareholder desires to present a proposal for consideration at the 2000 Annual Meeting of Shareholders which is not timely submitted for inclusion in the Company's proxy materials and the shareholder fails to notify the Company by October 2, 2000, of such proposal, the management proxies may use their discretionary voting authority when the proposal is raised at the Annual Meeting without any discussion of the matter in the Proxy Statement.

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






                            VICORP Restaurants, Inc.
                                 (Registrant)




August 22, 2000                          By: /s/Joseph F. Trungale
                                            ----------------------
                                         Joseph F. Trungale
                                         Chief Executive Officer and President



August 22, 2000                          By: /s/Richard E. Sabourin
                                            -----------------------
                                         Richard E. Sabourin
                                         Executive Vice President and
                                         Chief Financial Officer