Form 10-K
period 2000-10-29
VICORP RESTAURANTS INC
filed 2001-01-22
CIK 703799

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-12343

VICORP Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-0511072
(State or other jurisdiction of	( I.R.S. Employer
incorporation or organization)	Identification No.)

400 West 48th Avenue, Denver, Colorado 80216

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (303) 296-2121

________________

Securities registered pursuant to Section 12(b) of the Act: None

________________

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock

$.05 par value per share

__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 6,432,791 shares of the registrant's common stock held by non-affiliates on January 16, 2001 was approximately $108,553,348.

At January 16, 2001 there were 6,763,488 shares of the Company's Common Stock $.05 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Shareholders and Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated herein by reference into Parts I and III.

============================================================================================

Item 1. Business.

VICORP Restaurants, Inc., the registrant, is referred to herein as "VICORP" or the "Company." The Company was incorporated in 1959 and is headquartered in Denver, Colorado.

VICORP operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At October 29, 2000, the Company operated two hundred fifty-six Company-owned restaurants in fourteen states. Of the two hundred fifty-six Company-owned restaurants, one hundred forty-nine were Bakers Squares and one hundred seven were Village Inns, with an additional one hundred fifteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the upper Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Chaska, Minnesota.

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

The Company utilizes advertising to promote the restaurant concepts and gain market share. Expenditures for marketing were 3.1% of Company-operated restaurant sales for fiscal 2000.

The Company-operated restaurants utilize point-of-sale and back-of-house computer systems. These systems capture sales information, payroll data, and provide restaurant managers with analytical and reporting tools.

During fiscal 2000, the Company opened seven new restaurants and closed four restaurants, of which all were closed due to lease expiration. The Company intends to open six to nine Company-operated restaurants during fiscal year 2001.

Franchise Operations

The initial term of a Village Inn Franchise Agreement is twenty-five years. An initial franchise fee of $35,000 is due upon the grant of a franchise and ongoing royalty fees are 4% of gross sales. The Company supports its franchisees with regular visits to the restaurants by Quality Assurance Consultants to help ensure the Company's high quality service and cleanliness standards are upheld. A franchise advisory board, consisting of seven franchisees elected by their peers every two years, meets with Company management four times per year. The meetings provide a forum for the exchange of ideas, which enables the Company and the franchisees to maximize growth, sales and profits.

During fiscal year 2000, the Company established four new franchised Village Inn locations (three in Colorado and one in Alaska) and closed four franchised restaurants. The Company plans to pursue franchise development as a source of providing a continued profitable revenue stream, as well as to gain market share, thus promoting the advancement of the Village Inn brandname. The Company expects to develop from four to eight franchised units during fiscal 2001.

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

Employees

As of January 16, 2001 the Company had approximately 13,071 employees. None of the Company's employees are represented by a labor union or are the subject of a collective bargaining agreement.

Executive Officers of the Company

The following table sets forth the names, ages, position and business experience of the executive officers of the Company. Executive officers are appointed by the Board of Directors on an annual basis. There are no family relationships between the executive officers.
Name	Age	Position
Charles R. Frederickson	63	Chairman of the Board
Joseph F. Trungale	59	Chief Executive Officer / President
Robert E. Kaltenbach	55	Chief Operating Officer
Richard E. Sabourin	50	Executive Vice President / Chief Financial Officer

Charles R. Frederickson has been a director of the Company since 1968, and Chairman of the Board since November 1986.

Joseph F. Trungale was appointed President of the Company on November 1, 1999, and subsequently Chief Executive Officer on May 8, 2000. Previously, Mr. Trungale served as the President of the Bakers Square concept since August 1998. Mr. Trungale also served in various positions with operational responsibility over the Company's Bakers Square restaurants. Prior to joining the Company, Mr. Trungale operated a family-owned real estate business from September 1995 through July 1997. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

Robert E. Kaltenbach was appointed Chief Operating Officer on November 1, 2000 after serving as President of Village Inn since December 1994. Previously, Mr. Kaltenbach served as Vice President of Franchise Operations since July 1988.

Richard E. Sabourin was appointed Executive Vice President and Chief Financial Officer in August 1996. From 1989 to August 1996, Mr. Sabourin was employed by Bestop, Inc. in various positions including Chief Executive Officer, President, and Chief Operating Officer.

============================================================================================

Item 2. Properties.

The Company owns the corporate office complex located in Denver, Colorado and the bakery facilities in Oak Forest, Illinois and Chaska, Minnesota. The land and building at the Santa Fe Springs, California bakery are leased.

Company-operated Village Inn restaurants are concentrated in the Rocky Mountain region, the upper Midwest, Arizona and Florida, while Bakers Square restaurants are located primarily in the upper Midwest and California. The Company considers existing restaurant properties and equipment to be in good working condition. During fiscal 2000, two idle properties were sold, six leases expired on idle and subleased properties and four leases for Company-operated locations were not renewed. The Company intends to lease, sublease or sell the five remaining idle properties. In fiscal 1999, the Company completed a sale leaseback transaction of the real estate related to twenty-one restaurant properties. The following table sets forth restaurant properties owned in fee, buildings owned on leased land, and leased locations as of October 29, 2000:
	Village	Bakers
	Inn	Square	Other	Total
Company-operated restaurants:

Properties owned in fee	17	35	--	52
Buildings owned on leased land	10	10	--	20
Leased locations	80	104	--	184
	107	149	--	256
Properties leased to franchisees :

Properties owned in fee	2	--	--	2
Buildings owned on leased land	--	--	--	--
Leased locations	18	--	--	18
	20	--	--	20
Properties held for disposal:

Properties owned in fee	--	--	4	4
Buildings owned on leased land	--	--	1	1
Leased locations / subleased to others	--	--	19	19
	--	--	24	24

============================================================================================

Item 3. Legal Proceedings.

On September 28, 1998, two class actions were commenced in the Superior Court of Los Angeles County, California.

The first, Kirk v. VICORP Restaurants, Inc., Case No. BC-198202, was brought by a former manager of a California Bakers Square restaurant. Allegations in the amended complaint assert violations by VICORP of California wage and hour laws and regulations concerning overtime wages. The Plaintiff is seeking class certification, injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees. On February 14, 2000, Kirk's motion for class certification was denied. Kirk filed an appeal of the denial on April 14, 2000. The case has been stayed pending the appeal.

The second, Schroeder v. VICORP Restaurants, Inc., Case No. BC-198203, was brought by a former server at a California Bakers Square restaurant. The Plaintiff alleges VICORP has violated California statutes and regulations concerning the payment of wages, tip pooling, reimbursement for uniform expenses, failure to remit tips, the improper charging of walkouts to servers and unfair competition. Class certification is requested, as well as injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees.

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962. This action was brought by a former manager of a California Bakers Square restaurant. The Plaintiff is seeking class certification damages, statutory penalties, declaratory relief, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages. On January 3, 2000, the Court issued an order staying the case under the primary jurisdiction doctrine.

The Company believes the legal actions described above are similar to actions brought against other multi-location restaurant operators in the state of California. Resolution of these matters may require a significant period of time and is subject to substantial uncertainties common to the judicial process for class actions in general. The Company believes it has not violated California statutes and regulations and has meritorious defenses to each of the claims in these actions. While the Company intends to vigorously defend against the allegations, it is possible that the Company will not prevail, or that decisions made in other similar cases may result in interpretations of the California statutes that are adverse to the Company's position. The cost of defense for these actions is being recognized as incurred. No provision has been made for any judgements or settlements that might ultimately result. While a contingency exists that any such judgement or settlement could be material to the results of operations of the Company for some future period or periods, the Company currently believes that resolution of these amounts will not have a material adverse effect on the Company's financial position.

===========================================================================================

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's security holders during the fourth quarter ended October 29, 2000.

============================================================================================

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers (NASDAQ) National Market System under the symbol "VRES". As of January 16, 2001, the Company had 385 shareholders of record. The following table sets forth the high and low closing sales quotations per share of common stock as reported by NASDAQ during each of the Company's fiscal quarters:
		Fiscal	Quarter
	First	Second	Third	Fourth
2000:
High	$18	$21 3/4	$21 1/2	$19 5/8
Low	15 1/8	15 1/8	17 9/16	16 13/16

1999:
High	$16	$16 3/4	$18 5/16	$18 3/8
Low	13 3/8	14 3/8	15 3/16	15 11/16

The range of high and low closing sales quotations contained in the foregoing table reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The Company has not paid cash dividends on common stock since 1986. Future common stock dividend payments are dependent upon operating results, loan agreement restrictions and other financial and business considerations. Under the most restrictive covenant of the Company's bank credit agreement, approximately $19,364,000 was unrestricted at October 29, 2000 as to the payment of dividends.

==========================================================================================

Item 6. Selected Financial Data.
(dollars in thousands, except per share data)	2000	1999	1998	1997	1996	1995	1994
Results of operations
System-wide sales including franchise sales	$516,247	$500,566	$482,506	$450,534	$456,352	$496,300	$529,982
Restaurant sales	368,726	355,781	342,654	322,188	339,937	370,116	409,297
Total revenues	372,047	359,046	346,173	325,527	343,280	373,838	412,644
Net income (loss)	14,671	17,327*	9,120	6,899	(929)*	(4,532)	(6,638)*
Operating analysis
Restaurant operating profit analysis as a
percentage of restaurant sales:
Costs and expenses:
Food	29.7%	30.1%	30.8%	31.4%	32.9%	33.5%	30.1%
Labor	32.8%	32.8%	32.7%	32.4%	32.0%	33.7%	30.2%
Other operating	24.6%	24.6%	25.4%	25.9%	26.7%	28.3%	28.2%
Restaurant operating profit	12.9%	12.5%	11.1%	10.3%	8.3%	4.4%	11.4%
General and administrative expense
as a percentage of revenues	7.4%	8.1%	7.5%	7.4%	7.3%	7.0%	8.7%
Interest expense as a percentage of revenues	.2%	.3%	.5%	.8%	1.2%	1.0%	.9%
Income before income taxes as a percentage
of revenues	6.3%	5.2%*	4.2%	3.3%	.9%*	(2.4%)	2.5%*
Effective income tax rate	37.1%	6.5%	36.5%	36.0%	64.0%	50.0%	37.5%
Balance sheet data
Total assets	$199,418	$228,271	$199,670	$194,990	$203,946	$228,161	$249,023
Long-term debt and capitalized lease obligations	3,133	4,588	5,783	19,465	33,585	42,179	42,554
Common shareholders' equity	126,697	151,848	138,007	129,919	122,269	123,098	134,866
Debt to total capitalization	3.6%	3.9%	5.2%	13.9%	22.3%	28.2%	24.7%
Cash flow data
Cash provided by operations	$37,372	$29,405	$42,222	$28,568	$17,847	$7,309	$34,094
As a percentage of revenues	10.0%	8.2%	12.2%	8.8%	5.2%	2.0%	8.3%
Investment in property and equipment	$27,064	$32,996	$21,054	$16,410	$7,922	$13,234	$28,733
Per common share
Diluted earnings (loss)	$2.05	$1.93	$.98	$.75	$(.10)	$(.49)	$(.69)
Book value	18.76	17.06	15.18	14.18	13.50	13.61	14.18
Market price at year-end	17	16 7/8	14 1/8	15 1/2	14 1/2	11	16 3/4
Weighted average common and dilutive
common stock equivalents (000's omitted)	7,142	8,958	9,262	9,145	9,050	9,246	9,656
Number of restaurants at year-end
Bakers Square	149	150	150	150	154	160	189
Company-operated Village Inn	107	102	99	97	98	99	112
Franchised Village Inn	115	116	110	108	108	106	107
Other Company-operated	--	--	--	--	1	5	6
Total	371	368	359	355	361	370	414

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

- Fiscal 2000 and 1999 consisted of 364 days, while fiscal years 1998, 1997, 1996, 1995 and 1994, consisted of 366 days, 365 days, 366 days, 366 days and 364 days, respectively.

- The Company has not paid dividends on common stock since 1986.

==========================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Selected Financial Data (Item 6 of Part II) and the Financial Statements and Supplementary Data (Item 8 of Part II).

Results of Operations

The following table sets forth selected operating statistics for the last three fiscal years (in thousands except restaurants at year-end).
	2000	1999	1998
Bakers Square
Restaurant sales	$ 218,428	$ 215,431	$ 207,251
Average sales per restaurant	1,468	1,441	1,387
Restaurant operating profit	22,726	21,034	14,712
Restaurant operating profit %	10.4%	9.8%	7.1%
Divisional administrative costs (1)	4,794	5,653	5,320
Divisional operating profit	17,932	15,381	9,392
Restaurants at year-end	149	150	150

Village Inn
Restaurant sales	$ 150,298	$ 140,350	$ 135,403
Average sales per restaurant	1,445	1,401	1,394
Restaurant operating profit	24,967	23,570	23,314
Restaurant operating profit %	16.6%	16.8%	17.2%
Franchise income	3,321	3,265	3,519
Divisional administrative costs	4,543	4,623	4,942
Divisional operating profit	23,745	22,212	21,891
Restaurants at year-end	107	102	99

Consolidated
Restaurant sales	$ 368,726	$ 355,781	$ 342,654
Food cost %	29.7%	30.1%	30.8%
Labor cost %	32.8%	32.8%	32.7%
Other operating cost %	24.6%	24.6%	25.4%
Restaurant operating profit %	12.9%	12.5%	11.1%
Restaurant operating profit	47,693	44,604	38,026
Franchise income	3,321	3,265	3,519
Divisional administrative costs	9,337	10,276	10,262
Divisional operating profit	41,677	37,593	31,283
Unallocated general and
administrative costs	18,029	18,716	15,756
Operating profit (2)	$ 23,648	$ 18,877	$ 15,527

(1)

Certain executive compensation, which had been accounted for as Bakers Square divisional administrative costs in fiscal 1999, is accounted for as unallocated general and administrative costs in fiscal 2000.

(2)	Before asset impairment charge of $746,000 in 1999.

============================================================================================

Fiscal year ended October 29, 2000 compared to the fiscal year ended October 31, 1999

Restaurant Sales

Consolidated restaurant sales increased 3.6% or $12,945,000 for the fiscal year ended October 29, 2000 compared to the fiscal year ended October 31, 1999. The Company experienced an overall same store sales increase of 1.8% over the prior year period.

The following table sets forth the percent change over the prior year by concept for same store sales and same store guest counts, as well as year to date store operating margin:
		Bakers Square			Village Inn
		Same			Same
	Same	Store	Store	Same	Store	Store
	Store	Guest	Operating	Store	Guest	Operating
	Sales	Counts	Margin	Sales	Counts	Margin

2000:	1.7%	0.4%	10.4%	1.9%	(1.1%)	16.6%
1999:	4.6%	1.3%	9.8%	0.9%	(1.5%)	16.8%

Fiscal 2000 Bakers Square restaurant sales increased $2,997,000 or 1.4% over fiscal 1999 sales as a result of the 1.7% increase in same store sales. The Company was successful in capturing an additional $1,975,000 in sales during the key holiday pie season in the first quarter of 2000 compared to the first quarter of 1999.

Fiscal 2000 Village Inn restaurant sales increased $9,948,000 or 7.1% due to the Company operating five additional Village Inn restaurants (during fiscal 2000 seven new restaurants were opened, one franchise operation was converted to a Company-operated restaurant and three restaurants were closed due to lease expiration). Village Inn same store sales increased 1.9%, while same store customer counts decreased 1.1% over the prior year. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas.

Restaurant Operating Profit

Consolidated restaurant operating profit increased 6.9% or $3,089,000 for fiscal year ended October 29, 2000 versus fiscal year ended October 31, 1999.

Bakers Square restaurant operating profit for fiscal year 2000 compared to fiscal year 1999 increased 8.0% or $1,692,000, while restaurant operating profit as a percent of sales increased to 10.4% from 9.8%. The increase in the restaurant operating profit as a percent of sales was primarily a result of the significant improvement in the California region. The restaurant operating profit as a percent of sales for the California region increased from 5.4% in fiscal 1999 to 7.5% for fiscal 2000. The improvement of Bakers Square restaurant operating profit was also driven by a 1.7% increase in same stores sales, improved execution during the first quarter's key holiday pie season and effective food cost and other operating expense management at the store-level.

Village Inn restaurant operating profit for fiscal year 2000 compared to fiscal year 1999 increased 5.9% or $1,397,000 due primarily to the increased profit contribution of the seven stores opened during fiscal 1999. Restaurant operating profit as a percent of sales decreased slightly to 16.6% from 16.8% primarily as a result of increased marketing expenses and costs attributed to the seven new stores opened during fiscal 2000. Marketing expenses as a percent of sales increased to 2.4% compared to 1.6% in the prior year.

Franchise Operations

Net franchise income increased 1.7% or $56,000 for fiscal 2000 compared to fiscal 1999.

General and Administrative Expenses

General and administrative expenses for fiscal 2000 were $27,366,000 compared to $28,992,000 for fiscal 1999. The $1,626,000 or 5.6% decrease is attributable to various expense reductions, including a reduction in Year 2000 related expenditures. Overall, general and administrative expenses decreased favorably as a percent of restaurant sales to 7.4% for fiscal 2000 compared to 8.1% for fiscal 1999.

Other Income

Other income for fiscal 2000 decreased $928,000 or 65.2% from the prior year, due primarily to a gain of $859,000 on the sale of a restaurant property during the fourth quarter of 1999. Interest income for fiscal 2000 was $324,000 compared to $239,000 in fiscal 1999.

Interest Expense

Interest expense declined 19.3% or $195,000 for fiscal 2000 compared to fiscal 1999. The decrease was primarily due to twelve capital leases being paid in full during 1999 and $103,000 of interest expense capitalized under the requirements of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34"), offset by interest incurred on line of credit draws. The Company maintained an average draw on the line of credit during fiscal 2000 of $1,813,000 compared to $3,022 for the prior year.

Effective Tax Rate

The Company's effective tax rate for fiscal 2000 was 37.1% compared to 6.5% for fiscal 1999. During the fourth quarter of fiscal 1999, a one-time tax benefit of approximately $5,400,000 was recognized from adjusting the valuation allowance relating to certain deferred tax assets. A significant portion of the fiscal 2000 and 1999 provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable continue to be limited to Federal alternative minimum taxes and state income taxes.

The Company currently projects that remaining net operating loss carryforwards will be fully utilized during fiscal 2001 and tax credit carryforwards will be fully utilized over the next two fiscal years. Thereafter, cash required to pay income taxes is expected to more closely approximate income tax expense.

==========================================================================================

Fiscal year ended October 31, 1999 compared to the fiscal year ended November 1, 1998

Restaurant Sales

Consolidated restaurant sales increased 3.8% in 1999 versus 1998. The Company experienced an overall same store sales increase of 3.2% over the prior year period.

The following table sets forth the percent change over the prior year by concept for same store sales and same store guest counts, as well as year to date store operating margin:
		Bakers Square			Village Inn
		Same			Same
	Same	Store	Store	Same	Store	Store
	Store	Guest	Operating	Store	Guest	Operating
	Sales	Counts	Margin	Sales	Counts	Margin

1999:	4.6%	1.3%	9.8%	0.9%	(1.5%)	16.8%
1998:	8.3%	4.5%	7.1%	4.3%	2.6%	17.2%

Fiscal 1999 Bakers Square restaurant sales increased $8,180,000 or 3.9% over fiscal 1998 sales as a result of the 4.6% increase in same store sales. Restaurant remodel programs to enhance the dining experience, broadened advertising coverage, special incentive programs at the local level, strengthened management ranks in the Midwest and Westcoast, and continued improved execution of the Bakers Square concept contributed to the improvement in sales.

Fiscal 1999 Village Inn restaurant sales increased $4,947,000 or 3.7% due to the Company operating three additional Village Inn restaurants (during fiscal 1999 seven new restaurants were opened, three Company-operated restaurants were converted to franchise operations, one restaurant was closed due to lease expiration). Village Inn same store sales increased .9%, while same store customer counts decreased 1.5% over the prior year. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas.

Restaurant Operating Profit

Consolidated restaurant operating profit increased 17.3% or $6,578,000 for fiscal year ended October 31, 1999 versus fiscal year ended November 1, 1998.

Bakers Square restaurant operating profit for fiscal year 1999 compared to fiscal year 1998 increased 43.0% or $6,322,000, while restaurant operating profit as a percent of sales increased to 9.8% in 1999 from 7.1% in 1998. Improved Bakers Square operating profit is due to a 4.6% increase in same store sales and programs developed to improve efficiencies, control food costs and minimize controllable operating costs.

Village Inn restaurant operating profit increased 1.1% or $256,000, while profit as a percent of sales decreased from 17.2% in 1998 to 16.8% in 1999 due to start-up costs associated with the seven new stores opened in 1999.

Franchise Operations

Net franchise income decreased 7.2% or $254,000 between 1999 and 1998 primarily as a result of increased general and administrative expenses associated with franchise operations.

General and Administrative Expenses

General and administrative expenses for fiscal 1999 were $28,992,000 compared to $26,018,000 for fiscal 1998. The $2,974,000 or 11.4% increase was attributed to Year 2000 related expenses, increased divisional management expenses, higher incentive compensation, increased investment in store manager training, and increased depreciation associated with the Enterprise Resource Planning (ERP) system. General and administrative expenses as a percent of restaurant sales increased .5% to 8.1% for fiscal 1999.

Other Income

Other income for 1999 increased $1,040,000 from 1998 due to a $859,000 gain on the sale of a restaurant property during the fourth quarter of 1999. Interest income for fiscal 1999 was $239,000 compared to $184,000 in fiscal 1998.

Interest Expense

Interest expense declined 34.6%, or $535,000 between 1999 and 1998 due to a substantial reduction in long-term debt in 1998.

Effective Tax Rate

The Company's effective tax rate for fiscal 1999 was 6.5% compared to 36.5% for fiscal 1998. During the fourth quarter of fiscal 1999, a one-time tax benefit of approximately $5,400,000 was recognized from adjusting the valuation allowance relating to certain deferred tax assets. A significant portion of the fiscal 1999 and 1998 provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards. Taxes currently payable were limited to Federal alternative minimum taxes and state income taxes.

==========================================================================================

Asset Disposal, Impairment and Related Costs

At October 29, 2000, the Company had twenty-four properties, which it was seeking to dispose of, five of these were idle and nineteen were subleased. The Company owns four of the properties in fee and is the prime lessee on twenty leases. The Company estimates potential proceeds of $938,000 on the disposal of the fee properties. Two of the three remaining idle properties will be disposed of through lease terminations within a year. At October 29, 2000, loss reserves previously established for the disposal of these properties had a remaining balance of $3,058,000 including $1,220,000 to reduce the properties to realizable value and $1,838,000 to provide for carrying costs and sublease losses. At present, the Company anticipates the reserves will be adequate to cover the future losses and operating costs for these properties.

During fiscal 2000, two idle properties were sold yielding $1,472,000 in proceeds. The resulting loss of $1,096,000 was applied against the property disposal reserve previously established for this purpose.

Four Company-operated stores were closed during fiscal 2000, four during fiscal 1999 and two during fiscal 1998. The operating results for these stores over the past three years is as follows:
	2000	1999	1998
Bakers Square:
Sales	$255,000	$970,000	$986,000
Restaurant operating profit / (loss)	(26,000)	(37,000)	(72,000)

Village Inn:
Sales	$1,231,000	$4,634,000	$6,459,000
Restaurant operating profit / (loss)	60,000	116,000	338,000

Total:
Sales	$1,486,000	$5,604,000	$7,445,000
Restaurant operating profit / (loss)	34,000	79,000	266,000

The Company recorded a pre-tax charge of $746,000 in fiscal 1999 for the write down of certain restaurant properties. Management assessed various factors relevant to the assets, including projected negative cash flow losses and concluded the historical performance trends were unlikely to improve materially, therefore an impairment of the assets was recognized.

==========================================================================================

Liquidity and Capital Resources

The Company's principal source of funds is internally generated cash from operations. Net cash provided by operating activities during fiscal 2000 was $37,372,000 compared with $29,405,000 during fiscal 1999. The $7,967,000 increase was primarily due to the $5,517,000 or 30.0% increase in operating profit and a $2,744,000 or 23.0% increase in net income (excluding the $5,400,000 one-time tax benefit recognized in fiscal 1999), as well as effective working capital management. Cash provided by operations in fiscal 1999 decreased $12,817,000 over fiscal 1998. The decrease was attributed to various working capital accounts.

The Company's investing activities for the fiscal year ended October 29, 2000 utilized $24,099,000 compared with $1,954,000 for the fiscal year ended October 31, 1999. The $22,145,000 increase in cash used for investing activities during fiscal 2000 was primarily attributable to the $28,700,000 in proceeds from the sale leaseback transaction on twenty-one properties completed during fiscal 1999. Investing activities for fiscal 1999 decreased $16,634,000 over fiscal 1998. This was primarily due to the sale leaseback transaction discussed above and higher capital spending.

Capital expenditures in 2000 totaled $27,064,000, which consisted of $13,686,000 for the completion of seven new restaurants, $8,037,000 for several remodel projects on existing restaurants and $5,341,000 for other support related projects, including the purchase of the Chaska bakery facility to enhance production capabilities at VICOM. Fiscal 2000 capital expenditures were $5,932,000 less than fiscal 1999 primarily as a result of the implementation of both the Enterprise Resource Planning and new back-of-house systems in fiscal 1999. Fiscal 1998 capital expenditures totaled $21,054,000. Anticipated capital expenditures of $24,000,000 are planned for fiscal year 2001, including the opening of six to nine additional restaurants.

The Company's financing activities for fiscal 2000 utilized $41,251,000 compared with $4,526,000 for fiscal 1999. The $36,725,000 increase was as a result of the tender offer concluded on December 22, 1999, and funded on December 29, 1999 whereby 2,000,000 shares were purchased at $19.00 per share. The transaction was funded using the $28,700,000 in net proceeds received from the sale leaseback transaction completed on October 28, 1999, as well as a $4,000,000 draw on the Company's credit facility. An additional 115,000 shares were repurchased in fiscal 2000 for $1,810,625, 232,925 shares in fiscal 1999 for $3,637,000 and 213,700 shares for $2,912,000 in fiscal 1998 under the Company's share repurchase plan. On October 2, 2000, the Board of Directors authorized an increase in the Company's existing share repurchase program for up to 3,000,000 shares of common stock over the next 24 months. Future purchases under the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Net cash used for financing activities in fiscal 1999 decreased $10,310,000 over fiscal 1998. During fiscal 1999, there were no draws on the bank credit facility, while in fiscal 1998, $13,400,000 of debt under the bank facility was paid down.

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants. As of October 29, 2000, the Company had $700,000 outstanding under the Company's line of credit and $700,000 in letters of credit issued in connection with its insurance programs.

Cash and cash equivalents at October 29, 2000, October 31, 1999 and November 1, 1998 were $5,209,000, $33,187,000 and $10,262,000, respectively. The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

The Company guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $6,645,000 as of October 29, 2000. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. In fiscal 1999, the Company took possession of one of these properties, which has since been subleased, and settled on a defaulted lease in the amount of $57,000 as a result of a sublessee bankruptcy filing. The Company has no reason to believe that any material liability exists and believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees).

As of October 29, 2000, the Company had federal net operating loss ("NOL") carryforwards totaling $6,283,000 which expire $2,526,000 in 2010 and $3,757,000 in 2011. The Company also has FICA and Alternative Minimum Tax ("AMT") credits in the amount of $9,596,000.

On October 28, 1999, the Company completed the sale and leaseback of the real estate related to twenty-one restaurant properties. The Company received $28,700,000 in net proceeds with a resulting deferred gain of $16,500,000, which is being amortized to reduce future rent expenses over the terms of the operating leases. The transaction allowed the Company to realize net operating loss carryforwards that were due to expire, as well as substantially fund the tender offer discussed below.

The Company concluded a tender offer on December 22, 1999, and funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased at $19.00 per share. The tender offer was funded through cash proceeds realized from the sale-leaseback and a $4,000,000 draw on the line of credit.

==========================================================================================

Management Outlook

During fiscal 2000, the Board of Directors appointed an independent committee of Directors to evaluate various strategic alternatives to enhance shareholder value. The independent committee retained Salomon Smith Barney as its financial advisor. On October 2, 2000, the special committee of the Board of Directors recommended and the Board authorized an increase in the Company's existing share repurchase program to cover up to 3,000,000 shares of common stock over the next 24 months. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

The Company's 2001 Plans call for continuation of moderate growth for Company-operated and franchise Village Inn restaurants within the existing markets. The Company plans to open four to six Company-operated Village Inn restaurants during fiscal 2001. In addition to a new Bakers Square, which opened in Chicago after fiscal 2000 year-end, two Bakers Square restaurants are under construction in the Chicago market and the Company anticipates building up to an additional two units in the Midwest during fiscal 2001.

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

==========================================================================================

New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company has concluded that the adoption of SFAS 133 will not materially impact the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," with an effective date of July 1, 2000. The interpretation clarifies the application of Opinion 25 for certain issues, including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination, among others. The adoption of FIN 44 had no material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which the Company is required to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides the SEC's interpretation of existing Generally Accepted Accounting Principles relating to timing and method of revenue and expense recognition. At present, the Company is investigating the effect the adoption of this bulletin will have on the Company's results of operations, financial position and cash flows, if any.

==========================================================================================

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

Arthur Andersen LLP has conducted an independent examination in order to render their opinion on the Company's financial statements.
/s/ Joseph F. Trungale	/s/ Richard E. Sabourin
President and Chief	Executive Vice President
Executive Officer	and Chief Financial Officer

==========================================================================================

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VICORP RESTAURANTS, INC.:

We have audited the accompanying balance sheets of VICORP Restaurants, Inc. (a Colorado corporation) as of October 29, 2000 and October 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VICORP Restaurants, Inc. as of October 29, 2000 and October 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,

December 7, 2000.

==========================================================================================

VICORP Restaurants, Inc.

BALANCE SHEETS
	October 29, 2000	October 31, 1999
(in thousands)
ASSETS
Cash	$5,209	$33,187
Receivables, net (Note 3)	4,718	5,801
Inventories (Note 2)	10,107	9,989
Deferred income taxes (Note 11)	3,792	7,059
Prepaid expenses	1,664	1,253
Total current assets	25,490	57,289

Property and equipment, net (Note 4)	136,266	128,753
Deferred income taxes (Note 11)	29,586	33,303
Long-term receivables (Note 3)	627	1,204
Other assets	7,449	7,722
Total assets	$ 199,418	$ 228,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt
and capitalized lease obligations (Notes 5 and 6)	1,607	1,582
Accounts payable, trade	18,519	18,054
Accrued compensation	7,684	7,616
Accrued taxes	11,022	11,008
Accrued insurance (Note 13)	1,925	2,246
Other accrued expenses	6,318	6,528
Total current liabilities	47,075	47,034

Long-term debt (Note 6)	700	40
Capitalized lease obligations (Note 5)	2,433	4,548
Non-current accrued insurance (Note 13)	1,570	2,757
Other non-current liabilities and credits (Note 7)	20,943	22,044
Commitments and contingencies

Shareholders' equity (Note 8)
Common Stock, $.05 par value, 20,000,000
shares authorized, 6,751,179 and 8,845,581
shares issued and outstanding	339	444
Paid-in capital	40,956	80,673
Retained earnings	85,402	70,731
Total shareholders' equity	126,697	151,848
Total liabilities and shareholders' equity	$ 199,418	$ 228,271

The accompanying notes are an integral part of these financial statements.

==========================================================================================

VICORP Restaurants, Inc.

STATEMENTS OF OPERATIONS
		Year Ended
	October 29, 2000	October 31, 1999	November 1, 1998
(in thousands, except per share data)
Revenues (Note 2):
Restaurant operations	$368,726	$355,781	$342,654
Franchise operations	3,321	3,265	3,519
	372,047	359,046	346,173
Costs and expenses:
Restaurant operations
Food	109,496	106,991	105,416
Labor	121,109	116,571	112,047
Other operating	90,428	87,615	87,165
General and administrative	27,366	28,992	26,018
Asset impairment and related costs (Notes 2 and 10)	--	746	--
Operating profit	23,648	18,131	15,527
Interest expense	817	1,012	1,547
Other income, net	494	1,422	382
Income before income taxes	23,325	18,541	14,362
Provision for income taxes (Note 11)	8,654	1,214	5,242
Net income	$ 14,671	$ 17,327	$ 9,120

Earnings per share (Note 2)
Basic	$ 2.07	$ 1.94	$ .99
Diluted	2.05	1.93	.98

The accompanying notes are an integral part of these financial statements.

==========================================================================================

VICORP Restaurants, Inc.

STATEMENTS OF CASH FLOWS
		Year ended
	October 29, 2000	October 31, 1999	November 1, 1998
(in thousands)
Operations
Net income	$ 14,671	$ 17,327	$ 9,120
Reconciliation to cash provided by operations:
Depreciation and amortization	17,880	19,647	19,486
Deferred income tax provision (benefit)	6,984	(1,198)	4,457
Asset impairment and related costs	--	746	269
(Gain) loss on disposition of assets	74	(850)	--
Amortization of deferred gain on sale leaseback	(1,599)	(497)	(521)
Long-term rent payable	(85)	(477)	(356)
Other, net	(5)	273	386

Changes in assets and liabilities:
Receivables	929	(2,983)	170
Inventories	(118)	(2,488)	(750)
Accounts payable, trade	465	(4,068)	7,764
Other current assets and liabilities	(637)	4,415	1,325
Non-current accrued insurance	(1,187)	(442)	872
Cash provided by operations	37,372	29,405	42,222
Investing activities
Purchase of property and equipment	(27,064)	(32,996)	(21,054)
Sale (purchase) of other assets	(539)	(938)	125
Disposition of property	2,021	30,608	1,005
Collection of non-trade receivables	531	1,080	1,336
Other, net	952	292	--
Cash used for investing activities	(24,099)	(1,954)	(18,588)
Financing activities
Proceeds from issuance of debt	16,150	--	1,300
Payments of debt and capital lease obligations	(17,252)	(1,004)	(15,186)
Purchase of common stock	(40,163)	(3,637)	(2,912)
Issuance of common stock	329	115	1,846
Other, net	(315)	--	116
Cash used for financing activities	(41,251)	(4,526)	(14,836)
Increase / (decrease) in cash	(27,978)	22,925	8,798
Cash at beginning of year	33,187	10,262	1,464
Cash at end of year	$ 5,209	$ 33,187	$ 10,262

Supplemental information
Cash paid during the year:
Interest (net of amount capitalized)	$ 817	$ 1,020	$ 1,589
Income taxes	1,369	2,998	382

Non-cash transaction:

During fiscal 2000, the Company settled a franchisee receivable in the amount of $210,000 in exchange for property and equipment with a fair market value of $210,000.

___________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

==========================================================================================

VICORP Restaurants, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business

VICORP Restaurants, Inc. ("the Company") operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At October 29, 2000, VICORP operated two hundred fifty-six Company-owned restaurants in fourteen states. Of the two hundred fifty-six Company-owned restaurants, one hundred forty-nine were Bakers Squares and one hundred seven were Village Inns, with an additional one hundred fifteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the upper Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Chaska, Minnesota.

Note 2. Summary of Significant Accounting Policies

Fiscal Year

Effective fiscal 1999, the Company adopted reporting on a 52 / 53 week fiscal year ending on the last Sunday in October. In conjunction with that change, the Company's fourth quarter consists of sixteen weeks and all other quarters consist of twelve weeks. Prior to 1999, the Company utilized a fiscal year which ended on the last day in October. Fiscal quarters in 1998 consisted of three months.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper, products and supplies. Inventories at year-end were as follows (in thousands):
	October 29, 2000	October 31, 1999
Inventories at production facilities
and third party storage locations:
Raw materials	$2,287	$2,401
Finished goods	5,699	5,192
	7,986	7,593
Restaurant inventories	2,121	2,396
	$10,107	$9,989

Prepaid Expenses

Prepaid expenses consist primarily of prepaid rent, supplies, contracts and prior to fiscal year 1999 restaurant pre-opening costs. Pre-opening costs consisted of salaries and other direct expenses incurred in connection with the set-up and stocking of stores, employee training and general store management costs incurred prior to the opening of new stores. Effective November 2, 1998, the Company early adopted the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). All pre-opening expenses in fiscal 2000 and 1999 were expensed as incurred in accordance with SOP 98-5. The cumulative effect of the change in accounting principle was not significant to the Company's financial position or results of operations.

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

Deferred Gain on Sale Leaseback

The deferred gain on a sale leaseback transaction is amortized to reduce future rent expenses over the terms of the operating leases in accordance with SFAS 98, "Accounting for Leases."

Revenue Recognition

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

Net franchise operations consisted of the following (in thousands):
	2000	1999	1998
Continuing service fees	$ 4,052	$ 4,060	$ 3,979
Initial and renewal fees	146	145	63
Property rental income	332	116	184
Interest income on franchisee notes	120	147	167
Equipment sales income	(23)	93	18
Administrative expense	(1,306)	(1,296)	(892)
Net franchise operations	$ 3,321	$ 3,265	$ 3,519

Advertising Costs

Advertising costs for television, radio, newspapers, direct mail and point-of-purchase materials are expensed in the period incurred. Production costs are expensed upon initial usage of the advertising. Advertising expense for fiscal 2000, 1999 and 1998 was $11,311,000, $9,454,000 and $7,982,000, respectively.

Fair value of Financial Instruments

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
	2000	1999	1998
Weighted average common shares outstanding:
Basic	7,086,346	8,930,045	9,209,628
Effect of dilutive common stock equivalents	55,304	28,097	52,521
Diluted	7,141,650	8,958,142	9,262,149

Recoverability of Long-Lived Assets

The Company evaluates long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets. Assets are assessed on a restaurant by restaurant basis. If impairment exists, the asset will be recorded at the lesser of its fair value or the estimated discounted future cash flows related to that asset.

New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company has concluded that the adoption of SFAS 133 will not materially impact the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," with an effective date of July 1, 2000. The interpretation clarifies the application of Opinion 25 for certain issues, including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination, among others. The adoption of FIN 44 had no material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which the Company is required to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides the SEC's interpretation of existing GAAP relating to timing and method of revenue and expense recognition. At present the Company is investigating the effect the adoption of this bulletin will have on the Company's results of operations, financial position and cash flows, if any.

Reclassifications

Certain reclassifications have been made to the fiscal 1999 and 1998 amounts in the accompanying financial statements to conform with the fiscal 2000 presentation.

Note 3. Receivables

Receivables represent billings to outside bakery sales customers and franchisee billings for continuing royalty service fees, initial and renewal fees, equipment sales, and property rental for franchisees and other sublessees. The trade receivables are generally unsecured while notes receivable are typically secured by the property that gave rise to the transaction.

Year-end receivables consisted of the following:
	October 29, 2000	October 31, 1999
(in thousands)
Trade receivables	$4,880	$5,910
Notes receivable	855	1,581
Discounts on notes receivable	--	(14)
Allowance for doubtful accounts	(390)	(472)
Receivables, net	5,345	7,005
Less: current portion	4,718	5,801
Long-term portion	$627	$1,204

Note 4. Property and Equipment

Property and equipment at fiscal years ended October 29, 2000 and October 31, 1999 were as follows. Certain amounts were reclassified between categories at October 31, 1999.
(in thousands)	October 29, 2000	October 31, 1999
Property and equipment used in operations:
Land	$ 24,826	$ 24,483
Buildings and improvements	128,404	118,143
Equipment	130,330	121,639
Construction in progress	8,697	7,319
Restaurant property leased to others	2,177	4,049
Less: accumulated depreciation	(161,257)	(152,234)
Net property and equipment used in operations	133,177	123,399
Capitalized lease buildings	9,498	9,668
Less: accumulated amortization	(7,179)	(6,746)
Net capitalized lease buildings	2,319	2,922
Properties held for disposal, net	1,990	4,670
Less: allowance for loss on disposal	(1,220)	(2,238)
Net properties held for disposal	770	2,432
Property and equipment, net	$136,266	$128,753

Depreciation and amortization expense was $17,345,000 in 2000, $18,635,000 in 1999, and $18,790,000 in 1998.

At October 29, 2000, all fee owned properties were free of mortgages, pledges or other liens.

Note 5. Leases

The Company is the prime lessee under various land, building and equipment leases for Company-owned and franchised restaurants, bakery facilities and other non-Company operated locations. The leases have initial terms ranging from fifteen to thirty-five years and, in certain instances, provide for renewal options ranging from five to twenty years. Many leases provide for purchase options at the end of the lease term and escalation clauses, either predetermined or based upon inflation. When predetermined escalation clauses are present, the Company recognizes rental expense on a straight-line basis in accordance with SFAS 13, "Accounting for Leases." Leases may also include additional rental payments contingent upon restaurant sales volume. Under most leases, the Company is responsible for occupancy costs including taxes, insurance and maintenance. Subleases to franchisees or other non-Company operators generally provide for similar terms as the prime lease, as well as an obligation for occupancy costs. Implicit interest rates range from 7.2% to 13.8% on capital leases.

The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of October 29, 2000:
			Lease and
	Capital	Operating	Sublease
(in thousands)	leases	leases	Rentals
2001	$ 1,942	$ 16,828	$ (2,063)
2002	1,306	12,905	(1,648)
2003	672	11,096	(1,193)
2004	430	10,040	(972)
2005	241	9,108	(822)
Later years	321	51,896	(1,974)
Total minimum lease payments	$ 4,912	$ 111,873	$ (8,672)
Less amount representing interest	921
Present value of minimum lease payments	3,991
Current maturities of capitalized lease obligations	1,558
Long-term capitalized lease obligations	$ 2,433

Net rental expense consisted of the following:
(in thousands)	2000	1999	1998
Restaurant land and buildings:
Minimum rentals	$ 15,618	$ 13,591	$ 13,956
Contingent rentals	2,576	2,537	2,556
Equipment	180	222	85
Gross rental expense	18,374	16,350	16,597
Less: lease and sublease rental income	3,023	3,212	3,368
Net rental expense	$ 15,351	$ 13,138	$ 13,229

On October 28, 1999, the Company completed the sale leaseback transaction of the real estate related to twenty-one restaurant properties. The Company received $28,700,000 in net proceeds with a resulting deferred gain of $16,500,000, which is being amortized to reduce future rent expenses over the terms of the operating leases in accordance with SFAS 98, "Accounting for Leases."

Note 6. Debt

Long-term debt consisted of the following:
	October 29, 2000	October 31, 1999
(in thousands)
Other long-term debt	$ 749	$ 96
Less: current maturities	49	56
Long-term debt	$ 700	$ 40

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

Advances under the amended and restated agreement bear interest at the higher of the Federal Funds rate plus 1/2 of 1% or the lender's Prime Rate, or the lender's Eurodollar rate plus .75% to 1.50%. In addition, the Company is required to pay fees equal to .225 to .400 of 1% per annum on unused portions of the commitment, and .75% to 1.5% per annum on issued letters of credit.

The unused commitment and letter of credit fees and the margin on Eurodollar borrowings are adjusted based on the Company's debt-to-adjusted consolidated earnings before interest, taxes, depreciation and rent ratio.

On October 28, 1999, the Company completed the sale leaseback transaction of the real estate related to twenty-one restaurant properties. In conjunction with the transaction the Company received a waiver letter dated October 22, 1999, under which the lender waived any default caused by the sale leaseback transaction, and agreed not to enforce their rights or remedies under the loan document. In consideration of the waiver, the Company agreed not to purchase any of its shares of common stock or exchange shares of one class of capital stock for another in excess of the lesser of $30,000,000 or the net proceeds of the sale leaseback transaction without the prior written consent of the lender through the maturity date of the loan agreement. The waiver does not constitute a waiver of any present or future violation of or noncompliance with any provision of the loan document. The Company concluded a tender offer on December 22, 1999, and funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased at $19.00 per share. The Company received a waiver letter dated November 22, 1999 from the lender consenting to the transaction and amending certain covenants.

During fiscal 2000, the largest aggregate outstanding balance under the Company's bank facilities was $7,500,000. The average balance outstanding was $1,813,000 with an average interest rate of 8.85%. As of October 29, 2000, the Company had $700,000 outstanding under the Company's line of credit and $700,000 in letters of credit issued in connection with its insurance programs.

The credit agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum balance of tangible net worth and limitations on annual capital expenditures, indebtedness, dividends, dispositions and acquisitions and franchise guarantees.

Principal amounts of other long-term debt outstanding as of October 29, 2000 due during each of the five succeeding fiscal years were $49,000 in fiscal 2001 and none in the next four years.

The Company incurred $920,000, $1,012,000, and $1,553,000 of interest charges in 2000, 1999 and 1998, respectively. Of these amounts, $103,000, $0 and $6,000 was capitalized in 2000, 1999 and 1998, respectively.

Deferred loan fees were $49,000 and $23,000 net of amortization at October 29, 2000 and October 31, 1999, respectively. These amounts are included in other assets and are amortized over loan commitment period using the straight-line method.

Note 7. Other Non-current Liabilities and Credits

Other non-current liabilities and credits at year-end were as follows (in thousands):
	October 29, 2000	October 31, 1999
Deferred gain on sale leaseback	$15,901	$17,500
Deferred compensation liability	2,224	1,673
Disposal cost reserve (Note 10)	1,389	1,351
Long-term rent payable	1,326	1,412
Deposits	103	108
Other non-current liabilities and credits	$20,943	$22,044

Note 8. Shareholders' Equity

Since August 1992, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock. During fiscal 2000, the Company repurchased 115,000 shares at an aggregate cost of $1,810,625. On October 2, 2000, the Board of Directors authorized an increase in the Company's existing share repurchase program of up to 3,000,000 shares of common stock over the next 24 months. Future purchases may be made in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

The Company concluded a tender offer on December 22, 1999, and funded the transaction on December 29, 1999 whereby 2,000,000 shares were purchased at $19.00 per share.

Under Colorado law, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares which have never been issued.

Under the most restrictive covenants of the Company's bank credit agreement, approximately $38,500,000 and $19,364,000 was unrestricted at October 29, 2000, as to the repurchase of the Company's common stock and to declaration of cash dividends, respectively. The following table summarizes shareholders' equity activity:
					Total
	Common Stock		Paid-in	Retained	Shareholders'
(in thousands, except shares)	Shares	Amount	Capital	Earnings	Equity
Balances at October 31, 1997	9,132,786	$458	$85,177	$44,284	$129,919
Net income	--	--	--	9,120	9,120
Common stock options exercised
including income tax benefit	139,001	7	1,741	--	1,748
Employee Stock Purchase Plan	9,612	1	131	--	132
Purchase of common shares	(213,700)	(11)	(2,901)	--	(2,912)
Balances at November 1, 1998	9,067,699	455	84,148	53,404	138,007
Net income	--	--	--	17,327	17,327
Common stock options exercised
including income tax benefit	2,000	--	27	--	27
Common stock issued under
the Directors Stock Plan	305	--	6	--	6
Employee Stock Purchase Plan	8,502	1	117	--	118
Purchase of common shares	(232,925)	(12)	(3,625)	--	(3,637)
Balances at October 31, 1999	8,845,581	444	80,673	70,731	151,848
Net income	--	--	--	14,671	14,671
Common stock options exercised
including income tax benefit	10,000	1	169	--	170
Common stock issued under
the Directors Stock Plan	1,885	--	35	--	35
Employee Stock Purchase Plan	8,713	--	136	--	136
Purchase of common shares	(2,115,000)	(106)	(39,705)	--	(39,811)
Tender Offer Costs	--	--	(352)	--	(352)
Balances at October 29, 2000	6,751,179	$339	$40,956	$85,402	126,697

Note 9. Stock Option, Stock Purchase, 401(k) Plan, Deferred Compensation Plan and Directors' Stock Plan

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

The Company has elected to account for its stock-based compensation plans using the intrinsic value based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For pro forma disclosure purposes, the Company has computed the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model and the following assumptions:
	2000	1999	1998
Risk-free weighted average interest rate	6.40%	5.40%	4.90%
Expected dividend yield	0.00%	0.00%	0.00%
Expected weighted average lives	6.54 yrs	6.50 yrs	6.28 yrs
Expected volatility	39.10%	40.70%	44.30%

The aggregate estimated fair value of stock options granted in 2000, 1999 and 1998 was $1,495,000, $100,000 and $1,208,000, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period and previously recognized compensation expense is reversed for current year forfeitures of unvested options. If the Company had accounted for its employee stock compensation plans in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and pro forma net income per share would have been reported as follows:
	October 29, 2000	October 31, 1999	November 1, 1998
Net Income:
As Reported	$ 14,671	$ 17,327	$ 9,120
Pro Forma	13,717	16,616	8,966

Net Income per Common and Common Equivalent Share:
As Reported	$ 2.05	$ 1.93	$ 0.98
Pro Forma	1.92	1.85	0.97

Following is a summary of the Company's stock option plans for fiscal years 2000, 1999 and 1998:
		Weighted		Weighted		Weighted
	October 29,	Average	October 31,	Average	November 1,	Average
	2000	Exercise	1999	Exercise	1998	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	398,000	$15.50	444,000	$15.68	641,518	$13.96
Grants	200,000	$18.55	16,000	$15.75	164,000	$15.81
Exercised	(10,000)	$15.75	(52,000)*	$16.86	(139,001)	$12.37
Canceled	(2,000)	$20.00	(10,000)	$17.00	(222,517)	$12.87

Outstanding at end of year	586,000	$16.52	398,000	$15.50	444,000	$15.68

* For 1999, includes 50,000 shares exercised by presenting 49,097 previously owned shares. The issuance of 903 incremental shares to the employee was deferred in 1999. These shares are held in trust for the benefit of the employee under the terms of the Company's Deferred Compensation Plan described below.

The following table summarizes information about the stock options outstanding and exercisable as of October 29, 2000:
		Options Outstanding		Options Excerisable
		Weighted		Number
		Average	Weighted	Exercisable	Weighted
		Remaining	Average	At	Average
Range of	Options	Contractual	Exercise	October 29,	Exercise
Exercise Prices	Outstanding	Life	Price	2000	Price

$11.50-$14.25	214,000	6.84 years	$12.83	180,666	$12.57
$14.50-$16.75	118,000	7.02 years	$15.92	84,666	$15.59
$17.44-$20.00	214,000	8.81 years	$18.88	134,833	$18.38
$24.50-$25.50	28,000	0.78 years	$25.14	28,000	$25.14
$26.00	12,000	2.45 years	$26.00	12,000	$26.00

$11.50-$26.00	586,000	7.21 years	$16.52	440,165	$16.10

In October 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees completing twelve months of employment may contribute up to $25,000 of their annual earnings toward the quarterly purchase of the Company's common stock at 85% of the quarter-end market value. There are no charges or credits to income in connection with the Plan. The Company has reserved 500,000 common shares for issuance under the Plan, which terminates on September 30, 2001. Under the Plan 8,713, 8,502 and 9,612 shares were issued in fiscal 2000, 1999 and 1998, respectively.

The Company has an Outstanding Common Stock Purchase Plan (the "Plan") under which eligible participants may elect to utilize incentive compensation that otherwise would be paid in cash to purchase the Company's common stock in the open market at prevailing prices. If the participant owns these shares and is employed by the Company after two years from the purchase of the common shares, a cash bonus equal to 25% of the incentive compensation used to purchase the shares will be paid to the participant. The Plan expired on October 31, 1999, however elections prior to this date remain eligible for the bonus during the two-year holding period. No material expense under this Plan was incurred during the last three fiscal years.

The Company has an Employees' Profit-sharing Plan established under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees meeting a one thousand-hour service requirement are eligible to participate. The Company contributed $616,000 and $529,000 for calendar plan years 1999 and 1998, and accrued $636,000 for fiscal 2000.

The Company has a Deferred Compensation Plan (the "Plan") that allows officers of the Company to voluntarily defer compensation. All benefits under the Plan are unfunded obligations of the Company. Compensation expense is recorded for cash compensation deferred and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. The Company accounts for deferred cash compensation under Emerging Issues Task Force No. 97-14 ("EITF 97-14"), "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." On October 29, 2000 and October 31, 1999, the accrued obligation for deferred cash compensation and deemed earnings thereon was $2,080,000 and $1,553,000, respectively. The Plan provides that participants who hold stock options may irrevocably elect to exercise the stock options and have their Plan account credited with a number of shares equal in value to the incremental difference between the exercise price and the closing price of the Company's common stock on the surrender date. Under EITF 97-5, "Accounting for the Delayed Receipt of Option Shares upon Exercise under APB Opinion No. 25," if the option holder presents "mature" shares (held for at least six months) that are deemed tendered for the exercise price, and the ultimate payment to the employee is limited to the number of shares deferred, no compensation expense is recognized at the time of exercise, or subsequently. If the employee has the right to receive cash or other considerations from the Plan, the intrinsic value of the options at the date of exercise would be expensed as well as subsequent changes in the fair value of the shares held by the Company for the benefit of the employee, until finally distributed. To date, no compensation expense has been recognized related to the deferred issuance of Company shares. Common shares held in trust by the Company totaled 29,495 for fiscal years 2000 and 1999. These shares are accounted for in a manner similar to treasury stock, and consequently, under Colorado law, are treated as authorized but unissued shares. Upon eligibility for retirement or termination of a participant's employment, the participant shall have a 100% vested interest in their Plan account. Distributions of the participant's account shall be made in single lump sum payments or equal installments over a period of no less than two and no more than fifteen years.

The Company has a common stock award plan for non-employee directors ("Directors Plan") under which the maximum number of shares of common stock which may be granted during the term of the Directors Plan will be 150,000 shares. Under the terms of the Directors Plan, on the last day of each calendar quarter effective July 1, 1999, the Company will automatically grant a number of shares of common stock equal to $5,000 to each director. The fair market value is equal to the average of the closing price on the common stock for the five business days immediately preceding the grant date. A director may elect to defer receipt of the common stock until the expiration of five years from the date of such grant or the termination of the director's status as a director. Compensation expense is recognized for the fair value of the shares at the date of grant and adjusted for subsequent changes in their fair value until issued. For fiscal 2000, 7,928 shares were granted under the plan at option prices ranging from $17.41 to $21.20. Since the inception of the Directors Plan, 10,368 shares have been granted, 2,190 shares issued and 8,178 deferred.

Note 10. Asset Disposal, Impairment and Related Costs

The Company recorded a pre-tax charge of $746,000 in fiscal 1999 for the write down of certain restaurant properties. Management assessed various factors relevant to the assets, including projected negative cash flow losses and concluded the historical performance trends were unlikely to improve materially, therefore an impairment of the assets was recognized.

At October 29, 2000, the Company had twenty-four properties, which it was seeking to dispose of, five of these were idle and nineteen were subleased. The Company owns four of the properties in fee and is the prime lessee on twenty leases. The Company estimates potential proceeds of $938,000 on the disposal of the fee properties. Two of the three remaining idle properties will be disposed of through lease terminations within a year. At October 29, 2000, loss reserves previously established for the disposal of these properties had a remaining balance of $3,058,000 including $1,220,000 to reduce the properties to realizable value and $1,838,000 to provide for carrying costs and sublease losses. At present, the Company anticipates the reserves will be adequate to cover the future losses and operating costs for these properties.

During fiscal 2000, two idle properties were sold yielding $1,472,000 in proceeds. The resulting loss of $1,096,000 was applied against the property disposal reserve previously established for this purpose.

Note 11. Income Taxes

The total provisions for income taxes consisted of the following:
(in thousands)	2000	1999	1998
Current:
Federal	$434	$668	$254
States	1,223	1,742	527
	1,657	2,410	781
Deferred:
Federal	6,657	224	4,008
States	327	(1,422)	449
	6,984	(1,198)	4,457
Total provision for income taxes	$8,641	$1,212	$5,238

The components of the provision for income taxes included in the Company's statements of operations were as follows:
(in thousands)	2000	1999	1998
Current:
Taxes on income before carryforwards	$ 8,708	$14,531	$ 6,064
Less benefit of loss carryforwards utilized	(7,485)	(12,789)	(5,537)
AMT Payable	434	668	254
	1,657	2,410	781
Deferred:
Tax effect of net change in temporary differences	828	(12,458)	126
Utilization of tax net operating loss carryforwards	7,485	12,789	5,537
FICA tax credit	(916)	(924)	(698)
AMT credit	(444)	(666)	(254)
Expiration of net operating loss carryforwards	25	29,575	19,792
Expiration of tax credit carryforwards	1,633	781	1,009
Change in valuation allowance	(1,627)	(30,295)	(21,055)
	6,984	(1,198)	4,457
Tax effect of deduction for exercised stock
options credited to paid-in capital	13	2	4
Income tax expense	$ 8,654	$ 1,214	$ 5,242

Income tax expense differs from the amounts computed by applying the federal income tax rate to income before income taxes as follows:
(in thousands)	2000	%	1999	%	1998	%
Computed federal income taxes using statutory rate	$ 8,164	35.0%	$ 6,489	35.0%	$ 5,027	35.0%
FICA tax credit	(916)	(3.9)	(924)	(5.0)	(698)	(4.9)
State income taxes net of federal income tax effect	1,009	4.3	1,565	8.4	1,003	6.9
Expiration of tax credit carryforwards	1,633	7.0	781	4.2	1,009	7.0
Expiration of tax NOL	25	0.1	29,575	159.5	19,792	137.9
Recognition of previously reserved assets	--	--	(5,754)	(31.0)	--	--
Change in valuation allowance	(1,627)	(6.9)	(30,295)	(163.4)	(21,055)	(146.6)
Other	366	1.5	(223)	(1.2)	164	1.2
	$ 8,654	37.1%	$ 1,214	6.5%	$ 5,242	36.5%

The Company had federal taxable income for tax purposes, before utilization of net operating loss carryforwards, and book income before income taxes as follows:
(in thousands)	2000	1999	1998
Federal taxable income	$21,208	$33,803	$14,051
Book income before income taxes	23,325	18,541	14,362

The difference between federal taxable income and book income is due to state income taxes and temporary differences.

The components of the net deferred tax assets were as follows:
(in thousands)	2000	1999
Deferred tax assets:
Tax effect of net operating loss carryforwards	$ 2,763	$10,273
Tax credit carryforwards	420	2,053
FICA tax credit	5,881	4,965
Alternative minimum tax credits	3,713	3,269
Accrued insurance claims not yet deductible	1,857	1,862
Leasing transactions	7,108	7,128
Property and equipment	7,855	7,877
Other	3,865	4,649
	33,462	42,076
Valuation allowance	(23)	(1,650)
Deferred tax assets, net of allowance	33,439	40,426
Deferred tax liabilities	(61)	(64)
Net deferred tax assets	33,378	40,362
Less: current portion	3,792	7,059
Long-term portion	$29,586	$33,303

As of October 29, 2000, the Company had federal net operating loss ("NOL") carryforwards totaling $6,283,000 which expire $2,526,000 in 2010 and $3,757,000 in 2011. The Company has not established a valuation allowance for the deferred tax assets related to these carryforwards as they are expected to be realized.

Note 12. Operating Segments

The Company has three reportable segments; Village Inn, Bakers Square and Franchising. All amounts not attributed to segments relate to administrative functions and other non-reportable segments. Certain asset balances at October 31, 1999 were reclassified between the Company's segments. Financial data related to the Company's reportable segments is as follows (in thousands):

		Bakers Square	Village Inn	Franchising	Other	Total
Net sales:	2000	$218,428	$150,298	$ --	$ --	$368,726
	1999	215,431	140,350	--	--	355,781
	1998	207,251	135,403	--	--	342,654

Operating profit /(loss):	2000	$ 22,726	$ 24,967	$ 3,321	$ (27,366)	$ 23,648
	1999	20,288	23,570	3,265	(28,992)	18,131
	1998	14,712	23,314	3,519	(26,018)	15,527

Total assets:	2000	$ 88,232	$ 51,709	$ 3,331	$ 56,146	$199,418
	1999	85,758	43,099	5,137	94,277	228,271

Note 13. Commitments and Contingencies

Prior to fiscal 1998, the Company retained a significant portion of certain insurable risks in the medical, dental, workers' compensation, general liability and property areas. Stop-loss coverage was obtained in order to limit exposure to any significant claims. Provisions for losses expected under these programs were recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported, the Company's historical performance and actuarial assumptions followed in the insurance industry. Beginning in 1998, the Company obtained traditional insurance coverage for insurable risks other than medical and dental while maintaining stop-loss coverage for medical loss exposure. The Company has provided letters of credit totaling $700,000 in connection with certain of these insurance programs.

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

On September 28, 1998, two class actions were commenced in the Superior Court of Los Angeles County, California.

The first, Kirk v. VICORP Restaurants, Inc., Case No. BC-198202, was brought by a former manager of a California Bakers Square restaurant. Allegations in the amended complaint assert violations by VICORP of California wage and hour laws and regulations concerning overtime wages. The Plaintiff is seeking class certification, injunctive relief, damages in an unspecified amount, statutory penalties, interest, costs, and attorneys' fees. On February 14, 2000, Kirk's motion for class certification was denied. Kirk filed an appeal of the denial on April 14, 2000. The case has been stayed pending the appeal.

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

On December 28, 1998, a third action was commenced in the Superior Court of Los Angeles County, California, Ontiveros v. VICORP Restaurants, Inc., Case No. BC-202962. This action was brought by a former manager of a California Bakers Square restaurant. The Plaintiff is seeking class certification damages, statutory penalties, declaratory relief, interest, attorneys' fees, and costs for alleged violations of California statutes and regulations concerning the payment of wages. On January 3, 2000, the Court issued an order staying the case under the primary jurisdiction doctrine.

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

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $6,645,000 as of October 29, 2000. These guarantees are included in the definition of financial instruments with off-balance-sheet risk of accounting loss. In fiscal 1999, the Company took possession of one of these properties, which has since been subleased, and settled on a defaulted lease in the amount of $57,000 as a result of a sublessee bankruptcy filing. The Company has no reason to believe that any material liability exists and believes it is impracticable to estimate the fair value of these financial guarantees (e.g., amounts the Company could pay to remove the guarantees).

Contractual obligations for restaurant construction amounted to approximately $2,350,000 as of October 29, 2000.

Note 14. Related Party Transactions

John C. Hoyt, a director of the Company, and members of his family are the principal shareholders of Midwest Pancake Houses, Inc. ("MPH"). MPH has been a franchisee of the Company since 1970. During fiscal 2000, MPH operated seven Village Inn Restaurants in Oklahoma and paid franchise service fees in the amount of $163,000. MPH additionally was indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 2000 was $42,000. As of October 29, 2000, MPH's open account was current.

MPH is also the managing partner for a franchised Village Inn Restaurant located in New Mexico. In fiscal 2000, the franchisee, 3155 Associates Limited Partnership ("3155"), paid franchise service fees in the amount of $40,000. It was also indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 2000 was $1,100. As of October 29, 2000, 3155's open account was current.

Note 15. Quarterly Financial Data (unaudited)

The Company's quarterly financial information is subject to seasonal fluctuation and may not be indicative of annual results. Quarterly results of operations are summarized as follows (in thousands, except per share data):
	Quarter Ended
	January 23,	April 16,	July 9,	October 29,
	2000	2000	2000	2000
Revenues	$87,196	$85,300	$86,877	$112,674
Restaurant operating profit	11,627	11,414	11,460	13,192
Net income	3,726	3,662	3,747	3,536
Net income per share-diluted	.45	.54	.55	.51

	Quarter Ended
	January 24,	April 18,	July 11,	October 31,
	1999	1999	1999	1999
Revenues	$84,093	$81,854	$83,709	$109,390
Restaurant operating profit	10,435	9,774	10,903	13,492
Net income [1]	3,032	2,329	3,147	8,819
Net income per share-diluted	.33	.26	.35	.99

(1) An asset impairment of $746,000 and a one-time tax benefit of approximately $5,400,000 from adjusting the valuation allowance relating to certain deferred tax assets was included in net income for the fourth quarter ended October 31, 1999.

===========================================================================================

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

============================================================================================

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

The Company will file a definitive proxy statement pursuant to Regulation 14A for its 2000 Annual Meeting of Shareholders. Such statement will be filed no later than 120 days after the close of the fiscal year covered by this Form 10-K. Except for certain information concerning executive officers of the Company which is included in Part I of this Form 10-K, the information called for by the above items will be included in such definitive proxy statement under "Election of Directors", "Certain Transactions", "Compensation of Directors and Executive Officers" and "Voting Securities and Principal Holders Thereof", which is incorporated herein by reference.

============================================================================================

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The following Financial Statements of VICORP Restaurants, Inc. are filed as part of this report:

Management's Report on Financial Statements.

Report of Independent Public Accountants.

Balance Sheets - October 29, 2000 and October 31, 1999.

Statements of Operations - Years ended October 29, 2000, October 31, 1999, and November 1, 1998.

Statements of Cash Flows - Years ended October 29, 2000, October 31, 1999, and November 1, 1998.

Statements of Shareholders' Equity - Years ended October 29, 2000, October 31, 1999, and November 1, 1998 as presented in Note 8 of Notes to Financial Statements.

(a) (2) The following financial statement schedule for VICORP Restaurants, Inc., as listed in the Index below, is included herein.

Report of Independent Public Accountants on Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the years ended October 29, 2000, October 31, 1999, and November 1, 1998.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

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

(b) Reports on Form 8-K filed in fourth quarter of 2000:

None.

(c) Exhibits filed with this report are attached hereto.

(d) Financial statement schedules filed with this report follow:

============================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of VICORP Restaurants, Inc. included in this Form 10-K and have issued our report thereon dated December 7, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Denver, Colorado,

December 7, 2000.

==========================================================================================

VICORP Restaurants, Inc.

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended October 29, 2000

(in thousands)

	Balance at	Charged	Charged				Balance
	beginning	to costs	to other				at end
Description	of period	and expenses	Accounts		Deductions	of period
Year ended October 29, 2000:
Allowance for doubtful accounts	$ 472	$ --	$ --		$ (82)		$ 390
Discounts and deferred gains	14	--	--		(14)	(1)	--
Allowance for loss on disposal	2,239	--	--		(1,019)	(1)	1,220
	$ 2,725	$ --	$ --		$ (1,115)		$ 1,610

Year ended October 31, 1999:
Allowance for doubtful accounts	$ 643	$ --	$ 189		$ (360)	(1)	$ 472
Discounts and deferred gains	68	--	--		(54)	(1)	14
Allowance for loss on disposal	2,488	330	--	(2)	(579)	(1)	2,239
	$ 3,199	$ 330	$ 189		$ (993)		$ 2,725

Year ended November 1, 1998:
Allowance for doubtful accounts	$ 676	$ 22	$ 220	(2)	$ (275)	(1)	$ 643
Discounts and deferred gains	660	46	--	(2)	(638)	(1)	68
Allowance for loss on disposal	4,800	--	--		(2,312)	(1)	2,488
	$ 6,136	$ 68	$ 220		$ (3,225)		$ 3,199

(1) Charges to the accounts for purposes for which the reserves were established.

(2) Establishment of reserves by charges directly to income.

Year-end balances are reflected in the Balance Sheets as follows:
	October 29, 2000	October 31, 1999
Deducted from current receivables	$329	$391
Deducted from property and equipment	1,220	2,239
Deducted from long-term receivables	61	95
	$1,610	$2,725

=========================================================================================

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

3

-* (i) Articles of Incorporation, as Amended - Form 10-K for the year ended October 29, 1989.

-*(ii) Bylaws - Form 10-K for the year ended October 29, 1989.

4

* (i) Specimen Stock Certificate - Form 10-K for the year ended October 30, 1988.

10

- Material Contracts

*(i) Franchise Operating Agreement - Registration Statement 2-83326, Exhibit 10(b).

*(ii) U. S. $40,000,000 Amended and Restated Credit Agreement dated December 19, 1997 between VICORP Restaurants, Inc. and NationsBank of Texas, N.A. and U. S. Bank National Association as amended on November 18, 1998; October 22, 1999; November 22, 1999 - Schedule 13E4 dated November 23, 1999, Exhibit 99.B.; and April 14, 2000 - Form 10-Q for the quarter ended April 16, 2000, Exhibit 10.

*(iii) Form of Purchase Agreement relating to the Sale and Leaseback of 21 restaurant properties on October 28, 1999 - Form 10-K for the year ended October 31, 1999, Exhibit 10(iii);

*(iv) Form of Lease relating to the Sale and Leaseback of 21 restaurant properties on October 28, 1999; Form 10-K for the year ended October 31, 1999, Exhibit 10(iv);
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

*(f) Employment Agreement for Richard E. Sabourin dated July 25, 1996 - Form 10-Q for the quarter ended July 31, 1996, Exhibit 10(ii)(b).

*(g) Stock Option Agreement for Richard E. Sabourin dated August 19, 1996 - Form 10-Q for the quarter ended July 31, 1996, Exhibit 10(ii)(d).

*(h) Amended and Restated 1982 Stock Option Plan - Form 10-K for the year ended October 31, 1997, Exhibit 10(iii)(j).

*(i) Amended and Restated 1983 Stock Option Plan - Form 10-K for the year ended October 31, 1997, Exhibit 10(iii)(b).

*(j) Form Severance Agreement (Executive Officers excluding Frederickson) - Form 10-Q for the quarter ended July 31, 1998, Exhibit 10(iii)(i).

*(k) Stock Option Agreement for Robert E. Kaltenbach dated April 9, 1998 - Form 10-K for the year ended November 1, 1998, Exhibit 10(iii)(j).

*(l) Stock Option Agreement for Robert E. Kaltenbach dated October 2, 1998 - Form 10-K for the year ended November 1, 1998, Exhibit 10(iii)(k).

*(m) Stock Option Agreement for Joseph F. Trungale dated October 2, 1998 - Form 10-K for the year ended November 1, 1998, Exhibit 10 (iii)(l).

*(n) Stock Option Agreement for Joseph F. Trungale dated November 1, 1999 - Form 10-K for the year ended October 31, 1999, Exhibit 10(v)(q).

*(o) Incentive Program Document Defined Positions of Officers and Directors dated December 9, 1999 - Form 10-K for the year ended October 31, 1999, Exhibit 10(v)(r).

*(p) Stock Option Agreement for Charles R. Frederickson dated December 9, 1999 - Form 10-K for the year ended October 31, 1999, Exhibit (v)(s).

*(q) Stock Option Agreement for Joseph F. Trungale dated May 8, 2000 - Form 10-Q for the quarter ended April 16, 2000, Exhibit 10.

*(r) Indemnification Agreements for Directors - Form 10-Q for the quarter ended July 9, 2000, Exhibit 10.

(s) Incentive Program Document Defined Positions of Officers and Directors dated October 30, 2000.

(t) Stock Option Agreement for Robert E. Kaltenbach dated December 7, 2000.

(u) Stock Option Agreement for Joseph F. Trungale dated December 7, 2000.

23- Consents of Accountants

24- Power of Attorney

==========================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18 day of January, 2001.

VICORP Restaurants, Inc. (Registrant)

By /s/ Joseph F. Trungale
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on January 18, 2001 on behalf of the registrant and in the capacities indicated.
Signature	Title
/s/ Joseph F. Trungale *	Chief Executive Officer and President

/s/ Richard E. Sabourin	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

* Joseph F. Trungale, as attorney-in-fact for Charles R. Frederickson, Carole Lewis Anderson, Bruce B. Brundage, John C. Hoyt, Robert T. Marto, Dennis B. Robertson, Hunter Yager, and Arthur Zankel, constituting a majority of the Board of Directors of the registrant.