Form 10-Q
period 2001-01-21
VICORP RESTAURANTS INC
filed 2001-02-22
CIK 703799

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 21, 2001

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

The registrant had 6,792,983 shares of its $.05 par value Common Stock outstanding as of February 16, 2001.

=============================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VICORP Restaurants, Inc.

BALANCE SHEETS

(in thousands)
	January 21,	October 29,
	2001	2000
	(unaudited)
ASSETS

Cash	$ 12,069	$ 5,209
Receivables, net	2,352	4,718
Inventories (Note 3)	6,066	10,531
Deferred income taxes	3,444	3,792
Prepaid expenses	1,575	1,664
Total current assets	25,506	25,914
Property and equipment, net	135,941	136,266
Deferred income taxes	28,170	29,586
Long-term receivables	582	627
Other assets	7,554	7,449
Total assets	$ 197,753	$ 199,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt
and capitalized lease obligations	$ 1,569	$ 1,607
Accounts payable, trade	16,385	18,519
Accrued compensation	6,260	7,684
Accrued taxes	10,573	11,022
Accrued insurance	1,947	1,925
Other accrued expenses	5,790	6,742
Total current liabilities	42,524	47,499
Long-term debt	--	700
Capitalized lease obligations	2,297	2,433
Non-current accrued insurance	1,385	1,570
Other non-current liabilities and credits (Note 4)	20,817	20,943

Commitments and contingencies

Shareholders' equity

Common Stock, $.05 par value, 20,000,000
shares authorized, 6,763,488 and 6,751,179
shares issued and outstanding	340	339
Paid-in capital	41,139	40,956
Retained earnings	89,251	85,402
Total shareholders' equity	130,730	126,697
Total liabilities and shareholders' equity	$ 197,753	$ 199,842

The accompanying notes are an integral part of these financial statements.

==================================================================================

VICORP Restaurants, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Twelve		Twelve
Weeks		Weeks
Ended		Ended
January 21,		January 23,
2001		2000
Revenues:		(unaudited)
Restaurant operations	$ 89,708	$ 86,583
Franchise operations	1,424	1,256
Total revenues	91,132	87,839
Costs and expenses:
Restaurant operations
Food	27,507	26,992
Labor	28,608	27,499
Other operating	21,888	20,465
Franchise operations	473	643
General and administrative	6,418	6,439
Operating profit	6,238	5,801
Interest expense	124	187
Other (income) expense, net	4	(254)
Income before income taxes	6,110	5,868
Provision for income taxes	2,261	2,142
Net income	$ 3,849	$ 3,726

Earnings per share :
Basic and diluted earnings per share	$ .57	$ .45

The accompanying notes are an integral part of these financial statements.

=======================================================================================

VICORP Restaurants, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)
	Twelve	Twelve
	Weeks	Weeks
	Ended	Ended
	January 21,	January 23,
	2001	2000
Operations:		(unaudited)
Net income	$ 3,849	$ 3,726
Reconciliation of net income to cash provided by operations:
Depreciation and amortization	4,146	4,181
Deferred income tax provision	1,764	1,671
Loss on disposition of assets	16	12
Amortization of deferred gain on sale leaseback	(357)	(369)
Long-term rent payable	(24)	(35)
Other, net	13	--

Changes in assets and liabilities:
Receivables	2,366	3,254
Inventories	4,465	4,217
Accounts payable, trade	(2,134)	(4,378)
Other current assets and liabilities	(2,714)	(256)
Non-current accrued insurance	(185)	3
Cash provided by operations	11,205	12,026
Investing activities:
Purchase of property and equipment	(3,538)	(4,372)
Disposition of property	--	690
Collection of non-trade receivables	45	65
Other, net	35	(79)
Cash used for investing activities	(3,458)	(3,696)
Financing activities:
Proceeds from issuance of debt	2,800	4,000
Payments of debt and capital lease obligations	(3,871)	(535)
Purchase of common stock	--	(40,150)
Issuance of common stock	184	185
Cash used for financing activities	(887)	(36,500)
Increase (decrease) in cash	6,860	(28,170)
Cash at beginning of year	5,209	33,187
Cash at end of quarter	$ 12,069	$ 5,017

Supplemental information
Cash paid during the quarter:
Interest (net of amount capitalized)	$ 120	$ 145
Income taxes	52	58

The accompanying notes are an integral part of these financial statements.

===================================================================================

VICORP Restaurants, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of VICORP Restaurants, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary (which are of a normal and recurring nature) for fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended October 29, 2000, filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

Note 2. Reclassifications

Certain reclassifications have been made to the fiscal 2000 amounts in the accompanying financial statements to conform to the fiscal 2001 presentation.

Note 3. Inventories

Inventories consisted of the following (in thousands):
	January 21,	October 29,
	2001	2000
Inventories at production facilities
and third party storage locations:
Raw materials	$ 2,088	$ 2,287
Finished goods	1,158	5,699
	3,246	7,986
Restaurant inventories	2,820	2,545
	$ 6,066	$ 10,531

Note 4. Other Non-current Liabilities and Credits

Other non-current liabilities and credits were as follows (in thousands):
	January 21,	October 29,
	2001	2000
Deferred gain on sale leaseback	$15,544	$15,901
Deferred compensation liability	2,532	2,224
Disposal cost reserve	1,355	1,389
Long-term rent payable	1,302	1,326
Deposits	84	103
Other non-current liabilities and credits	$20,817	$20,943

Note 5. Earnings Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of potentially dilutive common stock equivalents using the treasury stock method.

	Twelve	Twelve
	Weeks	Weeks
	Ended	Ended
	January 21, 2001	January 23, 2000
Weighted average common shares outstanding:
Basic	6,758,755	8,217,939
Effect of dilutive common stock equivalents	46,679	38,497
Diluted	6,805,434	8,256,436

Note 6. Operating Segments

The Company has three reportable segments; Bakers Square, Village Inn and Franchise. All amounts not attributed to segments relate to administrative functions and other non-reportable segments. Financial data related to the Company's reportable segments is as follows (in thousands):

	Bakers Square	Village Inn	Franchise	Other	Total
Net sales:
Twelve weeks ended	$ 53,570	$ 36,138	$ 1,424	$ --	$ 91,132
January 21, 2001
Twelve weeks ended	53,024	33,559	1,256	--	87,839
January 23, 2000
Operating profit / (loss):
Twelve weeks ended	$ 6,221	$ 5,484	$ 951	$ (6,418)	$ 6,238
January 21, 2001
Twelve weeks ended	6,027	5,600	613	(6,439)	5,801
January 23, 2000
Total assets:
January 21, 2001	$ 80,982	$ 52,368	$ 3,266	$ 61,137	$197,753
October 29, 2000	88,232	51,709	3,755	56,146	199,842

Note 7. Subsequent Event

On February 15, 2001, the Registrant entered into an agreement of merger with a newly-formed affiliate of BancBoston Capital and Goldner Hawn Johnson & Morrison, Incorporated. Subject to the terms and conditions of the agreement, the Registrant's stockholders will receive $25.65 in cash for each share of common stock.

======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis should be read in conjunction with the Financial Statements (Item 1 of Part I).

Overview

VICORP Restaurants, Inc. ("the Company") operates family style restaurants under the names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brandname. At January 21, 2001, VICORP operated two hundred fifty-eight Company-owned restaurants in fourteen states. Of the two hundred fifty-eight Company-owned restaurants, one hundred fifty were Bakers Squares and one hundred eight were Village Inns, with an additional one hundred sixteen franchised Village Inn restaurants in twenty-one states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region and the upper Midwest. The Company operates a pie manufacturing division to support the restaurants, which operates under the name "VICOM". VICOM has three production facilities located in Santa Fe Springs, California, Oak Forest, Illinois and Chaska, Minnesota.

===============================================================================

Results of Operations

The Company's quarterly financial information is subject to seasonal fluctuation and may not be indicative of annual results.

The following table sets forth selected operating statistics by concept (in thousands, except restaurants at quarter-end).
	Twelve Weeks	Twelve Weeks
	ended	ended
	January 21, 2001	January 23, 2000
Bakers Square
Restaurant sales	$ 53,570	$ 53,024
Restaurant operating profit	6,221	6,027
Restaurant operating profit %	11.6%	11.4%
Divisional administrative costs	1,235	1,100
Divisional operating profit	4,986	4,927
Company operated restaurants	150	150

Village Inn
Restaurant sales	$ 36,138	$ 33,559
Restaurant operating profit	5,484	5,600
Restaurant operating profit %	15.2%	16.7%
Net franchise income	951	613
Divisional administrative costs	1,094	1,086
Divisional operating profit	5,341	5,127
Company operated restaurants	108	102
Franchise operated restaurants	116	115

Consolidated
Restaurant sales	$ 89,708	$ 86,583
Food cost %	30.7%	31.1%
Labor cost %	31.9%	31.8%
Other operating cost %	24.4%	23.7%
Restaurant operating profit %	13.0%	13.4%
Restaurant operating profit	11,705	11,627
Net franchise income	951	613
Divisional administrative costs	2,329	2,186
Divisional operating profit	10,327	10,054
Unallocated general and
administrative costs	4,089	4,253
Operating profit	$ 6,238	$ 5,801

===============================================================================

Twelve Weeks Ended January 21, 2001 Compared to the Twelve Weeks Ended January 23, 2000

Restaurant Sales

Consolidated restaurant sales increased 3.6% or $3,125,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The Company experienced an overall comparable same store sales increase of 1.0% over the prior year quarter.

The following table sets forth the percent change over the prior year quarter by concept for same store sales and same store guest counts, as well as quarterly store operating margin:
		Bakers Square			Village Inn
		Same			Same
	Same	Store	Store	Same	Store	Store
	Store	Guest	Operating	Store	Guest	Operating
	Sales	Counts	Margin	Sales	Counts	Margin
2001:
1st Qtr	0.2%	(1.4%)	11.6%	1.6%	(2.3%)	15.2%

2000:
1st Qtr	3.5%	1.6%	11.4%	(0.2%)	(3.5%)	16.7%
2nd Qtr	1.0%	1.5%	10.5%	2.0%	(1.0%)	17.7%
3rd Qtr	2.5%	(0.1%)	11.5%	2.1%	0.5%	15.9%
4th Qtr	0.0%	(1.2%)	8.6%	3.1%	(0.7%)	16.2%

During the first quarter of fiscal 2001, Bakers Square restaurant sales increased $546,000 or 1.0% over the prior year quarter primarily as a result of the opening of a new Bakers Square restaurant and a 0.2% increase in overall same store sales.

Overall, Village Inn sales increased by 7.7% or $2,579,000 as a result of operating six additional Village Inn restaurants during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Village Inn same store sales increased 1.6%, while same store customer counts decreased 2.3% over the prior year. The decrease in same store customer counts is partially attributable to the initial impact of opening new stores in established market areas.

Restaurant Operating Profit

Consolidated restaurant operating profit increased $78,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Bakers Square's restaurant operating profit for the first quarter of fiscal 2001 increased 3.2% or $194,000 over the first quarter of fiscal 2000, while restaurant operating profit as a percent of sales increased to 11.6% from 11.4% for the first quarter of fiscal 2000. The increase in the restaurant operating profit as a percent of sales was primarily a result of a significant improvement in the California region. The restaurant operating profit as a percent of sales for the California region increased from 7.8% for the first quarter of fiscal 2000 to 9.9% for the first quarter of fiscal 2001. The improvement of Bakers Square restaurant operating profit was also driven by a 0.2% increase in same stores sales.

Village Inn restaurant operating profit for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 decreased 2.1% or $116,000. Restaurant operating profit as a percent of sales decreased to 15.2% for the first quarter of fiscal 2001 compared to 16.7% for the prior year quarter. The decline in operating profit resulted from a combination of the ramp up of four new units opened at the end of the fourth quarter of fiscal 2000 and during the first quarter of fiscal 2001, increased marketing expenses, and higher insurance and utility costs.

Franchise Operations

Net franchise income increased 55.1% or $338,000 between the first quarter of fiscal 2001 and the first quarter of fiscal 2000 due to increased royalties and initial franchise fees, and lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses of $6,418,000 for the first quarter of fiscal 2001 were relatively consistent with the first quarter of fiscal 2000 general and administrative expenses of $6,439,000. Overall, general and administrative expenses, as a percent of restaurant sales, declined 0.2% to 7.2% for the first quarter of fiscal 2001, from 7.4% for the first quarter of fiscal 2000.

Other Income (Expense)

Other income (expense) for the first quarter of fiscal 2001 decreased $258,000 primarily as a result of interest earned during the first quarter of fiscal 2000 on the $28,700,000 in net proceeds received from the sale leaseback transaction completed in the fourth quarter of fiscal 1999. The proceeds were used to fund the tender offer for 2,000,000 shares at $19.00 per share during the first quarter of fiscal 2000.

Interest Expense

Interest expense decreased 33.7%, or $63,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 as a result of reduced borrowings on the line of credit and a decrease in capitalized lease obligations.

Effective Tax Rate

The Company's effective tax rates for the first quarters of fiscal 2001 and fiscal 2000 were 37.0% and 36.5%, respectively. A significant portion of the fiscal 2001 and fiscal 2000 provision for income taxes represents the non-cash utilization of deferred tax assets established for remaining net operating loss carryforwards.

===============================================================================

Liquidity and Capital Resources

The Company's principal source of funds is internally generated cash from operations. Net cash provided by operating activities during the first quarter of fiscal 2001 was $11,205,000 compared with $12,026,000 during the first quarter of fiscal 2000. The $821,000 decrease was primarily due to changes in working capital.

The Company's investing activities for the first quarter of fiscal 2001 utilized $3,458,000 compared with $3,696,000 for the first quarter of fiscal 2000. The $238,000 decrease in cash used for investing activities during fiscal 2001 was primarily attributable to the $834,000 reduction in capital expenditures during the first quarter of fiscal 2001, offset by the $690,000 in proceeds realized during the first quarter of fiscal 2000 on the sale of the Denver bakery facility.

Capital expenditures for the first quarter of fiscal 2001 totaled $3,538,000 compared to $4,372,000 in capital expenditures for the first quarter of fiscal 2000. During the first quarter of fiscal 2001, two new Village Inn restaurants and one Bakers Square restaurant were opened. Anticipated capital expenditures of $22,000,000 are planned for fiscal year 2001, including the opening of six to nine additional restaurants during the fiscal year.

The Company's financing activities for the first quarter of fiscal 2001 utilized $887,000 compared with $36,500,000 for the first quarter of fiscal 2000. The $35,613,000 decrease was as a result of the tender offer completed during the first quarter of fiscal 2000, whereby 2,000,000 shares were purchased at $19.00 per share. During the first quarter of fiscal 2001, the Company has not repurchased shares under the Company's share repurchase program, while 115,000 shares were repurchased during the first quarter of fiscal 2000 for $1,810,625. On October 2, 2000, the Board of Directors authorized an increase in the Company's existing share repurchase program for up to 3,000,000 shares of common stock over the next 24 months. Future purchases under the authorizations may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

On December 19, 1997, the Company executed an amended and restated credit agreement, which provides for an available credit limit of $40,000,000 in the aggregate with a sublimit of $10,000,000 on letters of credit. The bank credit facility was amended effective April 14, 2000 to extend the maturity date to February 28, 2003, as well as amend certain fee calculations and debt covenants. As of January 21, 2001, the Company had no outstanding draws under the Company's line of credit and $700,000 in letters of credit issued in connection with its insurance programs.

Cash and cash equivalents at January 21, 2001 and January 23, 2000 were $12,069,000 and $5,017,000, respectively. The Company believes anticipated cash flow from operations, as well as the availability of funds under the $40,000,000 line of credit, and other financing sources will provide sufficient capital to meet current foreseeable cash needs, including working capital and capital expenditures.

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

At January 21, 2001, the Company had twenty-three properties, which it was seeking to dispose of, five of these were idle and eighteen were subleased. The Company owns four of the properties in fee and is the prime lessee on nineteen leases. The Company estimates potential proceeds of $938,000 on the disposal of the fee properties. During the first quarter of fiscal 2001, the lease on one of the idle properties expired, while another lease on an idle property is due to expire during the second quarter. At January 21, 2001, loss reserves previously established for the disposal of these properties had a remaining balance of $2,878,000 including $1,073,000 to reduce the properties to realizable value and $1,805,000 to provide for carrying costs and sublease losses. At present, the Company anticipates the reserves will be adequate to cover the future losses and operating costs for these properties.

===============================================================================

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

On February 15, 2001, the Registrant entered into an agreement of merger with a newly-formed affiliate of BancBoston Capital and Goldner Hawn Johnson & Morrison, Incorporated. Subject to the terms and conditions of the agreement, the Registrant's stockholders will receive $25.65 in cash for each share of common stock.

After completion of the transaction, VICORP will continue to be headquartered in Denver, Colorado, and will operate as a private company. It is expected the current VICORP management team will remain in place and will have an opportunity to acquire an equity interest in the Company.

A special committee of independent directors negotiated the transaction for VICORP with the advice of the investment-banking firm Salomon Smith Barney and counsel to the special committee. Upon recommendation of the special committee, VICORP's Board of Directors approved the transaction. Completion of the merger, which requires approval by VICORP stockholders, is subject to various conditions, including the funding of committed financing. The merger is currently expected to be completed in the first half of 2001.

The Company's 2001 Plans call for continuation of moderate growth for Company-operated and franchise Village Inn restaurants within the existing markets. The Company plans to open four to six Company-operated Village Inn restaurants during fiscal 2001. In addition to a new Bakers Square restaurant, which opened in Chicago during the first quarter of fiscal 2001, two Bakers Square restaurants are under construction in the Chicago market and the Company anticipates building up to an additional two units in the Midwest during fiscal 2001.

The mid-scale segment of the restaurant industry remains extremely competitive. Improvements in future operating performance will be primarily dependent upon the Company's ability to increase comparable store sales, especially given the significant profit impact associated with incremental sales at existing restaurants. Cost controls will also play a significant factor in future profit growth. In addition, numerous external factors could have a significant impact on future performance, including, but not limited to, food costs, labor availability, site availability, the economy, weather and government initiatives such as minimum wage rates, mandated benefits and taxes.

==================================================================================

Forward-Looking Statements

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

================================================================================

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which the Company is required to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides the SEC's interpretation of existing Generally Accepted Accounting Principles relating to timing and method of revenue and expense recognition. The Company has previously presented its revenues from franchise operations net of related expenses, with supplemental footnote disclosure in its annual financial statements of the gross amounts of franchise fees and related costs. The Company determined that the income statement presentation provisions of SAB 101 suggest these revenues and expenses should be separately shown at the gross amounts in the statement of operations and has retroactively done so beginning with the quarter ended January 21, 2001.

================================================================================

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of February 14, 2001, there have been no new legal proceedings or developments in the legal proceedings disclosed in the Annual Report on Form 10-K for the fiscal year ended October 29, 2000 that are required to be reported.

================================================================================

Item 4. Submission of Matters to a Vote of Securities Holders.

On December 7, 2000, the Registrant held its Annual Meeting of Shareholders for the purpose of electing directors.

Each of the nominees for directors were elected based upon the following vote:
Director	For	Against	Abstain	Broker Non- Vote

Carole Lewis Anderson	5,971,107	127,263	--	--
Bruce B. Brundage	5,971,107	127,263	--	--
Charles R. Frederickson	5,971,107	127,263	--	--
John C. Hoyt	5,971,107	127,263	--	--
Robert T. Marto	5,971,107	127,263	--	--
Dennis B. Robertson	5,971,107	127,263	--	--
Hunter Yager	5,971,107	127,263	--	--
Arthur Zankel	5,874,703	223,667	--	--

===============================================================================

Item 5. Other Information.

On February 15, 2001, the Registrant entered into an agreement of merger with a newly-formed affiliate of BancBoston Capital and Goldner Hawn Johnson & Morrison, Incorporated. Subject to the terms and conditions of the agreement, the Registrant's stockholders will receive $25.65 in cash for each share of common stock.

================================================================================

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

99 - Press Release of February 15, 2001, announcing definitive agreement to be acquired for $25.65 per share.

(b) Reports on Form 8-K.

None.

================================================================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VICORP Restaurants, Inc.
(Registrant)

February 20, 2001	By: /s/ Joseph F. Trungale
Chief Executive Officer and
President

February 20, 2001	By: /s/ Richard E. Sabourin
Executive Vice President and
Chief Financial Officer