Form 10-K/A
period 2000-10-29
VICORP RESTAURANTS INC
filed 2001-02-26
CIK 703799

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

VICORP Restaurants, Inc.

(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report of 2000 on Form 10-K as set forth in the pages attached hereto:

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

VICORP Restaurants, Inc
(Registrant)

By /s/ Richard E. Sabourin
Executive Vice President/Chief Financial Officer

Date: February 23, 2001

Commission File Number 0-12343

=================================================================

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Company
Served as
a director
Name and Age	Position	since

Carole Lewis Anderson, 56	Director of the Company	April 1991
Bruce B. Brundage, 65	Director of the Company	August 1988
Charles R. Frederickson, 63	Chairman of the Board	June 1968
John C. Hoyt, 73	Director of the Company	October 1982
Robert T. Marto, 55	Director of the Company	August 1989
Dennis B. Robertson, 63	Director of the Company	August 1988
Joseph F. Trungale, 59	Director, Chief Executive	November 1999
Officer, and President of the Company
Hunter Yager, 71	Director of the Company	April 1996
Arthur Zankel, 69	Director of the Company	October 1988

Carole Lewis Anderson became a director in April 1991. Since June 1995, she has been a principal of Suburban Capital Markets, Inc., a commercial real estate mortgage company.

Bruce B. Brundage became a director of the Company in August 1988. Since 1973, Mr. Brundage has been the President of Brundage & Company, a Denver-based company specializing in the private placement of long-term financing and the negotiation, appraisal, and arrangement of mergers and acquisitions. Mr. Brundage is also a director of Black Hills Corporation.

Charles R. Frederickson, a director of the Company since 1968, was appointed to the position of Chairman of the Board in November 1986.

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

Dennis B. Robertson became a director of the Company in August 1988. In January 2000 he retired from his position as President/CEO of DOCK'S Great Fish, Inc., which operates seafood restaurants. From October 1991 to January 2000, Mr. Robertson held various positions with DOCK's Great Fish, Inc., including Chairman, Chief Executive Officer, and President.

Joseph F. Trungale was appointed Chief Executive Officer of the Company in May 2000. He became a director in November 1999 simultaneously with his appointment as President of the Company. Since joining the Company in July 1997, he has held various positions with the Company, including Regional Operating Partner for Bakers Square and President/Bakers Square Division.

Hunter Yager became a director in April 1996. In 1985 he retired from Grey Advertising, Inc., where he was an Executive Vice President. Since his retirement, he has been an independent consultant in marketing and advertising.

Arthur Zankel became a director of the Company in October 1988. He is a Managing Member of Zankel Capital Advisors, LLC, investment advisors to High Rise Partnerships. Until December 31, 1999, he was a General Partner of First Manhattan Co., a money management firm, a position he held for more than five years. Mr. Zankel is also a director of Citigroup and White Mountains Insurance Group.

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

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table discloses compensation received by the Company's Chief Executive Officer and named executive officers for the three fiscal years ended October 29, 2000.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation
				Other
				annual	Securities
				compen-	underlying	All other
Name and principal		Salary	Bonus	sation	options/	compensation
position	Year	($)	($)	($)	SARs (#)	($)

Charles R. Frederickson (1)	2000	344,231	156,218		50,000	3,689
Chairman	1999	300,000	125,086			3,721
	1998	301,828	120,300			3,861

Robert E. Kaltenbach (2)	2000	344,231	156,218			3,682
Chief Operating Officer	1999	296,626	105,000			3,680
	1998	198,463	390,384		100,000	3,688

Richard E. Sabourin (3)	2000	250,000	113,500			3,430
Executive Vice	1999	250,000	104,239			3,544
President/Chief Financial	1998	250,621	100,250			3,648
Officer

Joseph F. Trungale (4)	2000	382,692	173,555		150,000	523
President/Chief Executive	1999	241,346	157,500	90,000		379
Officer	1998	253,269	153,075		50,000	218

(1) The amount shown under "All Other Compensation" represents $3,200 paid each year as the Company's matching contribution under its 401(k) plan and $661, $521, and $489 paid by the Company for term life insurance premiums for the years 1998, 1999, and 2000, respectively.

(2) The amount shown under "All Other Compensation" represents $3,200 paid each year as the Company's matching contribution under its 401(k) plan and $488, $480, and $482 paid by the Company for term life insurance premiums for the years 1998, 1999, and 2000, respectively.

(3) The amount reflected in the column captioned "All Other Compensation" represents $3,200 paid each year as the Company's matching contribution under its 401(k) plan and $448, $344, and $230 paid by the Company for term life insurance premiums for the years 1998, 1999, and 2000, respectively.

(4) Under "All Other Compensation," the amount shown represents the Company's payment for term life insurance premiums. The amount reflected in the column captioned "Other Annual Compensation" represents the amount he was reimbursed by the Company for his expenses in relocating to Denver.

Option/SAR Grants in Last Fiscal Year
Individual Grants					Potential realizable value
at assumed annual rates
at assumed annual rates
for term option
Percent of
total
	Number of	options/
	underlying	SARs
	options/	granted to
	SARs	employees	Exercise
	granted	in fiscal	or base	Expiration
Name	(#)	year	price($/sh)	date	5% ($)	10% ($)

Charles R. Frederickson	50,000	25%	17.44	12/9/09	548,317	1,389,544
Joseph F. Trungale	50,000(1)	25%	16.75	11/1/09	526,699	1,334,759
	100,000(2)	50%	20.00	5/8/10	1,257,789	3,187,485

(1) The options vest 16,666 shares on November 1, 1999, and 16,667 shares on November 1, 2000, and 2001.

(2) The options vest 33,333 shares on May 8, 2000, and 2001, and 33,334 shares on May 8, 2002.

Aggregated Option / SAR Exercises in Last Fiscal Year and Fiscal Year-End Option / SAR Values

The following table provides information on option/SAR exercises in fiscal 2000 by the named executive officers and the value of such officers' unexercised options/SARs at October 29, 2000.

Value of
			Number of	unexercised in
			unexercised	the-money
	Shares		options/SARs at	options/SARs at
	acquired		fiscal year-end	fiscal year-end
	on	Value	(#)	($)
	exercise	realized	exercisable/	exercisable/
Name	(#)	($)	unexercisable	unexercisable
Charles R. Frederickson			50,000/0	0/0
Robert E. Kaltenbach			70,833/29,167	91,666/45,834
Richard E. Sabourin			100,000/0	550,000/0
Joseph F. Trungale			83,332/116,668	95,832/54,168

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee for fiscal 2000 were Carole Lewis Anderson, Bruce B. Brundage, Robert T. Marto, Dudley C. Mecum, Dennis B. Robertson, Hunter Yager, and Arthur Zankel. Mr. Mecum resigned his position as a director on May 30, 2000.

Employment Contracts and Termination of Employment and Change-of-Control Arrangements

Mr. Sabourin executed an employment agreement of undefined term with the Company in July 1996. Mr. Sabourin is to receive a base salary of $250,000 per year and is eligible to participate in the incentive bonus program, if any, as approved annually by the Board of Directors. Pursuant to the agreement, Mr. Sabourin was granted the option, now fully vested, to purchase a total of 100,000 shares of the Company's Stock at an exercise price of $11.50 per share, the fair market value of the Company's Stock on the date of grant. The agreement provides Mr. Sabourin benefits consistent with those provided to other Company officers.

Certain employees of the Company, including Messrs. Kaltenbach, Sabourin, and Trungale, have entered into employment severance agreements with the Company. Those agreements expire December 31, 2001, unless a Change-of-Control occurs prior to that date, then the agreements expire two years after the Change-of-Control. If a covered employee is terminated within one year following a Change-of-Control, the employee is entitled to the following payments. If the termination is because of death, disability, retirement, the employee's voluntary action, or for cause (as defined in the agreement), the Company must pay all earned, but unpaid compensation to the date of termination. If the termination is for other reasons, the Company must pay all compensation earned and unpaid, as of the date of termination; a lump sum cash payment equal to two times the employee's base salary at the greater of the rate in effect on the date of the Change-of-Control or the Notice of Termination; and the amount equal to the bonus compensation the employee earned in the most recent fiscal year for which the employee earned a bonus. Additionally, the Company must provide for eighteen (18) months following termination, or until the employee obtains other comparable benefits from another employer, medical, hospitalization, and dental benefits comparable to those provided prior to the Change-of-Control. All stock options granted to the employee become immediately exercisable upon a Change-of-Control. If the employee is terminated within the second year after a Change-of-Control, the benefits the employee is to receive are the same except the base salary component of the lump sum payment is based upon one, not two, times base salary.

Under the severance agreements, a Change-of-Control is defined as a change in beneficial ownership of 50% or more of the combined voting power of the Company; the first purchase of stock in a non-Company sponsored tender or exchange offer; or upon shareholder approval of certain mergers, consolidations, sales, or disposition of substantially all of the Company's assets; a plan of liquidation; or a change in at least two-thirds of the members of the Board absent approval of the then existing Board members.

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

Report of the Compensation Committee

This report discusses the manner in which base salaries, incentive compensation, and stock option grants for the Company's Chief Executive Officers and other executives were determined for the 2000 fiscal year.

The Company's compensation policies for such officers are administered by the Compensation Committee of the Board of Directors, all members of which are outside directors. The compensation policies are intended to enhance the financial performance of the Company by aligning the financial interest of the Company's executives with those of its shareholders. The Committee believes that the most effective executive compensation program is one which serves to attract and retain talented individuals who are incented to achieve both current and long-term management goals in keeping with the ultimate goal of enhancing shareholder value.

The primary components of executive compensation are base salary, cash bonus, and longer-term incentives in the form of stock option grants.

Base Salaries

The base salary of Mr. Sabourin was established by the terms of his employment agreement. See Employment Contracts and Termination of Employment and Change-of-Control Arrangements for a discussion of that agreement.

The base salaries of the Chief Executive Officers are addressed below. The base salary of the remaining executive officer was determined by the Compensation Committee in December 1999. In making the determination, the Committee reviewed information contained in the 1999 Chain Restaurant Compensation Association Survey, considered the Company's performance, and evaluated the competitiveness of the entire compensation package. His base salary was in the median range of salaries reflected in the survey.

The independently conducted Chain Restaurant Compensation Association Survey was deemed to be an appropriate indicator of the competitiveness of the Company's salaries when compared with other restaurant companies because of the number and nature of companies participating. In excess of sixty companies participated. Public and private companies in various segments of the restaurant industry were represented. Included among those companies were ones on the Dow Jones Restaurant Index.

Bonus Program

In December 1999, the Compensation Committee approved a bonus program for certain officers of the Company, including all the executive officers, which was predicated upon achievement of overall Company performance against a set baseline of earnings before interest and taxes as computed in accordance with generally accepted accounting principles. The measure of earnings before interest and taxes and the baseline that was established (which was an increase over the previous year) were selected by the Committee as being appropriate because of their direct relationship to shareholder interest. Under the program, each participating executive officer could earn a bonus of up to 49% of the executive's base salary. Bonuses were determined by application of a formula that takes into account the extent to which the earnings' target was met or exceeded. In fiscal 2000, results exceeded by 14.8% of the earnings' target, resulting in a bonus payment to the participating executive officers of 45.4% of that individual's base salary.

2000 Stock Options

The only stock options granted during fiscal 2000 were granted to the Company's Chief Executive Officers. The decision not to grant additional options was made after the Committee considered the amount and terms of the options currently held by the other executives. It was the position of the Committee that the options currently granted were comparable to those offered by similar restaurant companies and were sufficient to create a direct link between the long-term interest of the executives and the Company's shareholders.

Compensation of the Chief Executive Officers

Compensation of Mr. Frederickson:

In December 1999 Mr. Frederickson's base salary was increased to $350,000, the first increase since 1994, which was at the median range of the companies included in the above-described Chain Restaurant Compensation Association survey. Contemporaneously he was awarded an option to purchase 50,000 shares of the Company's Common Stock with an exercise price equal to the fair market value of the stock on the date of grant. The primary factors considered in determining the size of Mr. Frederickson's grant were his significant long-term contributions to the Company, his support of constructive change, and, since he had no options, to provide him an added incentive to increase shareholder value. He also participated in the above-described bonus program on the same basis as other executive officers.

Compensation of Mr. Trungale:

In partial recognition of Mr. Trungale's increased responsibility resulting from his appointment as the Company's President in November 1999, his salary was increased to $400,000 in December 1999. That amount was at the median range of companies included the above-described Chain Restaurant Compensation Association survey. He also participated in the above-described bonus program on the same basis as other executive officers. Additionally, in November 1999, upon his appointment as President, Mr. Trungale was awarded options to purchase 50,000 shares, and in May 2000 upon his appointment as Chief Executive Officer, he was awarded 100,000 shares of the Company's Common Stock with an exercise price equal to the fair market value of the stock on the date of the respective grants. In determining the size of the respective grants, the Committee considered the competitive environment for comparable positions, the need to provide a meaningful long-term incentive, increased responsibilities being undertaken, and a subjective assessment of Mr. Trungale's performance, contributions, and potential.

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

Compensation Committee Members

This report is submitted by the members of the Compensation Committee of the Board of Directors:

Dennis B. Robertson, Chairman
Carole Lewis Anderson
Bruce B. Brundage
Robert T. Marto
Hunter Yager
Arthur Zankel

Directors' Compensation

The non-employee directors' were compensated for their services at the rate of $2,000 per calendar quarter, plus each such director is to receive Common Stock of the Company equal to $20,000 annually, and reimbursement for actual expenses incurred. The stock grant is made quarterly. The quarterly stock grant is $5,000 in value based upon the average closing price of the Company's Common Stock during the last five trading days prior to the end of the quarter rounded to a full share. Each non-employee director can elect to place the shares into the Company's Deferred Stock Plan for non-employee directors. Additionally, during fiscal year 2000, Ms. Anderson and Messrs. Brundage, Marto, Hoyt, Robertson, Yager, and Zankel were compensated for their services as members of the Special Committee to evaluate unsolicited expressions of interest received by the Company at the rate of $500 per Committee meeting.

PERFORMANCE GRAPH

The following performance graph reflects the percentage change in the Company's cumulative total shareholder return on common stock as compared with the cumulative total return of the Dow Jones U.S. Total Market Index and the Dow Jones Restaurant Index.

	1995	1996	1997	1998	1999	2000
VICORP Restaurants, Inc.	100.00	131.82	140.91	128.41	153.41	154.55
Dow Jones Restaurant Index	100.00	106.17	107.39	139.68	158.09	125.68
Dow Jones US Total Market Index	100.00	122.19	160.62	190.79	236.90	248.22

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock

The following table sets forth information as of February 21, 2001, with respect to the beneficial ownership of VICORP's Stock by all persons known by the Company to be the beneficial owners of 5% or more of the outstanding shares, each director of the Company, each of the executive officers named in the Summary Compensation Table (see Executive Compensation) and all directors and executive officers of the Company as a group.
	Name and	Amount and
	Address of	Nature of
Title of	Beneficial	Beneficial		Percent
Class	Owner	Ownership		of Class

Stock	Southeastern Asset	1,279,900	(1)	18.84%
(par value $.05	Management, Inc.
per share)	6410 Poplar Avenue, Suite 900
	Memphis, TN 38119

	Quaker Capital	807,351	(2)	11.89%
	Management Corporation
	1300 Arrott Building
	401 Wood Street
	Pittsburgh, PA 15222

	First Manhattan Co.	438,568	(3)	6.46%
	437 Madison Avenue
	New York, NY 10022

	Dimensional Fund Advisors, Inc.	580,700	(4)	8.55%
	1299 Ocean Avenue, 11th Floor
	Santa Monica, CA 90401-1038

	Franklin Advisory Services, Inc.	493,763	(5)	7.27%
	One Parker Plaza, 16th Floor
	Fort Lee, NJ 07024

	Carole Lewis Anderson	24,646	(6) (7)	*
	3616 Reservoir Road NW
	Washington, DC 20007

	Bruce B. Brundage	34,646	(6) (7)	*
	5290 DTC Parkway
	Suite 160
	Englewood, CO 80111

	Charles R. Frederickson	162,654	(6)	2.38%
	400 West 48th Avenue
	Denver, CO 80216

	John C. Hoyt	51,479	(6)(7)	*
	500 SE Sixth Street
	Bartlesville, OK 74003

	Robert E. Kaltenbach	91,691	(6)	1.33%
	400 West 48th Avenue
	Denver, CO 80216

	Robert T. Marto	17,646	(6) (7)	*
	354 New Canaan
	Wilton, CT 06897

	Dennis B. Robertson	28,936	(6) (7)	*
	P. O. Box 2196
	Edwards, CO 81632

	Richard E. Sabourin	102,641	(6)	1.49%
	400 West 48th Avenue
	Denver, CO 80216

	Joseph F. Trungale	108,332	(6)	1.57%
	400 West 48th Avenue
	Denver, CO 80216

	Hunter Yager	15,154	(6)	*
	314 West Fields
	Manchester, VT 05255

	Arthur Zankel	171,746	(8)	2.52%
	437 Madison Avenue
	New York, NY 10022

	All directors	809,571		11.13%
	and executive officers as a group (11 persons including those named above)

_______________________

* Percent of class is less than 1%

(1) Of the 1,279,900 shares beneficially owned, the shareholder has sole voting power over 281,000 shares, shared voting power over 982,400 shares, no voting power over 16,500 shares, sole dispositive power over 297,500 shares, and shared dispositive power over 982,400 shares.

(2) Of the 807,351 shares beneficially owned, the shareholder has sole voting power over 356,351 shares, shared voting power over 451,000 shares, sole dispositive power over 356,351 shares, and shared dispositive power over 451,000 shares.

(3) Of the 438,568 shares beneficially owned, the shareholder has sole voting power over 212,400 shares, shared voting power over 220,630 shares, sole dispositive power over 212,400 shares, and shared dispositive power over 226,168 shares. Of the beneficially owned shares, 80,869 shares are owned by family members of General Partners of First Manhattan Co., which are being reported for informational purposes. First Manhattan Co. disclaims dispositive power as to 79,224 of such shares and beneficial ownership as to 1,645 of such shares.

(4) Of the 580,700 shares beneficially owned, the shareholder has sole voting and dispositive power over all the shares.

(5) Of the 493,763 shares beneficially owned, the shareholder has sole voting and dispositive power over all of the shares.

(6) Includes 22,000, 18,000, 50,000, 18,000, 91,666, 16,000, 18,000, 100,000, 108,332, and 12,000 shares which Ms. Anderson, Messrs. Brundage, Frederickson, Hoyt, Kaltenbach, Marto, Robertson, Sabourin, Trungale, and Yager, respectively, have the right to purchase under options that are presently exercisable or will be exercisable within 60 days after February 21, 2001.

(7) Includes 1,646 shares which each Ms. Anderson, Messrs. Brundage, Hoyt, Marto, and Robertson have deferred under the Company's Deferred Stock Plan for non-employee directors. See Directors' Compensation.

(8) Includes 152,100 shares owned directly by Mr. Zankel, 18,000 shares which he has the right to purchase under options that are currently exercisable, and 1,646 shares the receipt of which he has deferred under the Company's Deferred Stock Plan for non-employee directors. See Directors' Compensation.

VICORP is unaware of any arrangement which would at a subsequent date result in a change in the control of the Company.

Item 13. Certain Relationships and Related Transactions

John C. Hoyt, a director of the Company, and members of his family are the principal shareholders of Midwest Pancake Houses, Inc. ("MPH"). MPH has been a franchisee of the Company since 1970. During fiscal 2000, MPH operated seven Village Inn Restaurants in Oklahoma. MPH paid an initial franchise fee of $1,000 for six and $10,000 for one of the units and pays franchise service fees equal to 2% of gross sales at each of the locations. Total franchise service fees paid by MPH in fiscal 2000 were $163,000. MPH additionally was indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 2000 was $42,000. As of February 21, 2001, MPH's open account was current.

MPH is also the managing partner for a franchised Village Inn Restaurant located in New Mexico. In fiscal 2000, the franchisee, 3155 Associates Limited Partnership ("3155"), paid franchise service fees (2.7% of gross sales at that location) in the amount of $40,000. It was also indebted to the Company on its open account. The largest aggregate amount outstanding on that open account at any time during fiscal 2000 was $1,100. As of February 21, 2001, 3155's open account was current .

Ratification of Certain Transactions

The transactions described in the foregoing discussion have been approved or ratified by the unanimous vote of those directors having no interest in those transactions. The Company believes that the terms of those transactions are no less favorable to the Company than those that could have been obtained from independent third parties.