Form 10-K/A
period 2000-12-31
VICORP RESTAURANTS INC
filed 2001-04-20
CIK 703799

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

Exhibit 23 is hereby added, which exhibit adds the consent of Independent Public Accountants relating to the registrant's employees' 401(k) plan.

Exhibit 99 is hereby added, which exhibit contains the financial statements of the registrant's employees' 401(k) plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

VICORP Restaurants, Inc
(Registrant)

By /s/ Richard E. Sabourin
Executive Vice President/Chief Financial Officer

Date: April 19, 2001

Commission File Number 0-12343

==========================================================================================