Form 10-Q
period 2004-07-08
VICORP RESTAURANTS INC
filed 2004-08-23
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 333-117263

VICORP RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

STATE OF COLORADO (State or other jurisdiction of incorporation or organization)	84-0511072 (I.R.S. Employer Identification No.)

400 WEST 48TH AVENUE, DENVER, COLORADO (Address of principal executive offices)	80216 (Zip Code)

Registrant’s telephone number, including area code: (303) 296-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of July 8, 2004, 1,421,800 shares of the registrant’s common stock (par value $.01) were outstanding, excluding treasury shares.

VICORP RESTAURANTS, INC.
July 8, 2004
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of July 8, 2004 and October 26, 2003	3
Consolidated Statements of Operations for the 84 days ended July 8, 2004 and 61 days ended June 13, 2003, and the 256 days ended July 8, 2004 and 229 days ended June 13, 2003	5
Consolidated Statements of Cash Flows for the 256 days ended July 8, 2004 and 229 days ended June 13, 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II — OTHER INFORMATION
Item 5. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURES	35

PART I — FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VI Acquisition Corp.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	July 8,	October 26,
	2004	2003
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$5,295	$460
Receivables, net	5,653	5,224
Inventories	8,592	11,767
Deferred income taxes, short-term	2,639	2,164
Prepaid expenses	3,913	2,563
Income tax receivable	145	961

Total current assets	26,237	23,139
Property and equipment, net	83,218	85,479
Deferred income taxes, long-term	20,983	20,329
Long-term receivables, net	94	122
Goodwill	82,967	82,835
Franchise rights, net	11,540	11,949
Trademarks and tradenames	42,600	42,600
Other assets, net	6,715	6,022

Total assets	$274,354	$272,475

VI Acquisition Corp.
Consolidated Balance Sheets (continued)
(In Thousands, Except Share and Per Share Data)

	July 8,	October 26,
	2004	2003
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$260	$9,326
Accounts payable	11,283	12,705
Accrued compensation	6,971	7,246
Accrued taxes	9,017	6,885
Other accrued expenses	13,999	13,926

Total current liabilities	41,530	50,088
Long-term debt	140,052	133,441
Capitalized lease obligations	3,587	3,749
Other noncurrent liabilities	15,158	13,455

Total liabilities	200,327	200,733

Stock subject to repurchase	1,063	1,063
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 200,000 shares authorized; 68,658.14 and 67,853.85 shares issued and outstanding at July 8, 2004 and October 26, 2003, respectively	77,408	71,405
Unclassified preferred stock, 100,000 shares authorized; no shares issued or outstanding at July 8, 2004 or October 26, 2003	–	–
Common stock, $0.0001 par value:
Class A, 2,800,000 shares authorized; 1,386,552 and 1,298,649 shares issued and outstanding at July 8, 2004 and October 26, 2003, respectively	–	–
Paid-in capital	2,426	2,332
Treasury stock, at cost, consisting of 923.87 shares of preferred stock at July 8, 2004 and October 26, 2003, respectively, and 80,603 and 76,103 shares of common stock at July 8, 2004 and October 26, 2003, respectively	(1,004)	(1,000)
Accumulated deficit	(5,866)	(2,058)

Total stockholders’ equity	72,964	70,679

Total liabilities and stockholders’ equity	$274,354	$272,475

See accompanying notes.

VI Acquisition Corp.
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	VI Acquisition	Midway	VI Acquisition	Midway
	84 days	61 days	256 days	229 days
	ended	ended	ended	ended
	July 8,	June 13,	July 8,	June 13,
	2004	2003	2004	2003
Revenues
Restaurant operations	$88,958	$64,805	$280,347	$243,157
Franchise operations	1,204	1,086	3,660	4,513

	90,162	65,891	284,007	247,670
Costs and expenses
Restaurant operations:
Food	24,571	17,490	76,667	66,186
Labor	28,827	21,075	89,125	79,016
Other operating expenses	24,343	17,174	78,907	65,629
Franchise operating expenses	592	562	1,893	2,648
General and administrative expenses	5,602	3,983	17,524	16,629
Transaction expenses	–	8,964	45	9,436
Management fees	196	212	897	674

	84,131	69,460	265,058	240,218

Operating profit (loss)	6,031	(3,569)	18,949	7,452
Interest expense	(3,770)	(1,455)	(10,321)	(5,550)
Debt extinguishment costs	–	(6,516)	(6,856)	(6,516)
Other income, net	111	97	160	433

Income (loss) before income taxes	2,372	(11,443)	1,932	(4,181)
Provision for income taxes (benefit)	674	(4,528)	541	(1,986)

Net income (loss)	1,698	(6,915)	1,391	(2,195)
Preferred stock dividends and accretion	(1,733)	(755)	(5,199)	(2,260)

Net loss attributable to common stockholders	$(35)	(7,670)	$(3,808)	$(4,455)

See accompanying notes.

VI Acquisition Corp.
Consolidated Statements of Cash Flow
(In Thousands)
(Unaudited)

	VI Acquisition	Midway
	256 days ended	229 days ended
	July 8,	June 13,
	2004	2003
Operating activities:
Net income (loss)	$1,391	$(2,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,042	8,948
Amortization of financing costs and original issue discount	671	4,866
Write-off of deferred financing costs	4,288	–
Stock-based compensation expense	–	2,212
Warrants issued for antidilution	–	129
Loss on disposition of assets, net	138	237
Deferred income tax expense	(1,129)	179
Long term rent accruals	1,521	394
Changes in operating assets and liabilities:
Receivables	(429)	(467)
Inventories	3,175	1,078
Accounts payable	(1,422)	992
Accrued compensation	(275)	(3,319)
Other current assets and liabilities	1,515	(1,611)
Other noncurrent assets and liabilities	846	594

Cash provided by operating activities	20,332	12,037
Investing activities:
Acquisitions, net of cash acquired	(132)	(3,834)
Purchase of property and equipment	(8,851)	(9,904)
Disposal of property and equipment	1,751	2,669
Collection of nontrade receivables	28	29

Cash used in investing activities	(7,204)	(11,040)
Financing activities:
Payments on debt and capital lease obligations	(164,969)	(8,259)
Proceeds from issuance of debt	162,301	–
Debt issuance costs	(5,885)	(72)
Repurchase of common and preferred stock	(4)	–
Proceeds from issuance of preferred stock and common stock	264	349

Cash used in financing activities	(8,293)	(7,982)

Net increase in cash and cash equivalents	4,835	(6,985)
Cash and cash equivalents at beginning of period	460	16,021

Cash and cash equivalents at end of period	$5,295	$9,036

Supplemental information:
Cash paid during the period:
Interest (net of capitalized interest of $55 and $92)	$6,314	$6,024
Income taxes	878	1,878

See accompanying notes.

VI Acquisition Corp.
Notes to Consolidated Financial Statements
July 8, 2004
(Unaudited)

1. Description of the Business and Basis of Presentation

Description of Business

VI Acquisition Corp. (the “Company” or “VI Acquisition”), a Delaware corporation, was organized by Wind Point Partners and other co-investors. Founded in 1984, Wind Point Partners is a Chicago, Illinois and Southfield, Michigan-based private equity investment firm that invests in middle market companies with strong management teams and clear growth opportunities.

On June 14, 2003, the Company acquired Midway Investors Holdings Inc., and its wholly owned subsidiaries VICORP Restaurants, Inc. (“VICORP”) and Village Inn Pancake House of Albuquerque, Inc. (collectively “Midway” or “Predecessor”) in a stock purchase transaction accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Midway legal entity was merged into the Company on April 14, 2004 and no longer exists.

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At July 8, 2004, the Company operated 269 Company-owned restaurants in 15 states. Of the Company-owned restaurants, 150 are Bakers Square restaurants and 119 are Village Inn restaurants, with an additional 104 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. However, operating results for the 84 and 256 day periods ended July 8, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2004. The consolidated balance sheet at October 26, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto as of October 26, 2003.

The accompanying consolidated financial statements of VI Acquisition as of July 8, 2004 and October 26, 2003 and the 84 day and 256 day periods ended July 8, 2004 include the accounts of the VI Acquisition, Midway and VICORP and its wholly-owned subsidiaries (although the Midway legal entity was merged into the Company on April 14, 2004 and no longer exists, as discussed above).

The accompanying predecessor consolidated financial statements for the 61 and/or 229 days ended June 13, 2003 include the accounts of Midway and VICORP and its wholly-owned subsidiaries. Due to the purchase of Midway by VI Acquisition on June 14, 2003, operating results and cash flows of Midway for the twelve and thirty-six weeks ended July 6, 2003 could not be presented. Therefore, the following unaudited consolidated statement of operations shows information for VI Acquisition for the 23 days ended July 6, 2003.

VI Acquisition Corp.
Consolidated Statements of Operations
(Unaudited)
(In thousands)

VI Acquisition
23 days
Ended
July 6,
2003
Net Revenues
Restaurant operations	$24,579
Franchise operations	336

24,915
Costs and expenses
Restaurant operations:
Food costs	6,980
Labor costs	7,827
Other operating expenses	6,478
Franchise operations	179
General and administrative	1,729
Transaction expenses	82
Management fees	(45)

23,230

Operating profit	1,685
Interest expense	(873)
Debt extinguishment costs	–
Other income, net	22

Income (loss) before income taxes	834
Provision for income taxes (benefit)	(89)

Net income (loss)	923
Preferred stock dividends and accretion	(252)

Net income (loss) attributable to common stockholders	$671

All intercompany accounts and balances have been eliminated.

VI Acquisition’s Purchase of Midway

In connection with the June 14, 2003 purchase of Midway, the assets (including specifically identifiable intangible assets) and liabilities of the acquired company were recorded at the estimated fair value of $143.2 million with the excess of the purchase price over these amounts being recorded as goodwill of $82.8 million. Capitalization of the acquired company was funded by new senior and subordinated debt under the terms of newly executed credit and investment agreements dated as of June 13, 2003. In connection with the close of the purchase and subject to the terms of the stock purchase agreement, the following transactions occurred:

•	Fixed assets were adjusted to their fair market value, resulting in an increase to the assets value of $6.2 million;

•	Trademarks and trade names were recorded at an estimated fair value of $42.6 million;

•	Repayment of all indebtedness, including the prior Senior Terms A and B loans, subordinated debt, mortgage loan obligations, and letters of credit. Prepayment penalties of $1.3 million were paid in association with the early repayment of this debt;

•	Outstanding derivative instruments were settled for $1.9 million;

•	Costs totaling $5.1 million associated with the acquisition of new debt instruments were capitalized;

•	A sale-leaseback transaction of ten properties was consummated by the Company resulting in a decrease in fixed assets of $9.7 million;

•	Rents payable under capital and operating leases were revalued to their fair market value resulting in an additional obligation of $8.0 million;

•	Midway redeemed all of its outstanding preferred stock for a total of $42.4 million;

•	Franchise rights were revalued resulting in a decrease of $3.7 million of this asset; and

•	Compensation costs of $6.2 million were recorded as a result of the repurchase of common stock issued from the exercise of stock options, settlement of employment contracts and severance payments.

The financial statements for Midway for the periods ended June 13, 2003 represent the operations of the Company prior to the June 14, 2003 purchase and do not reflect the effects of the purchase accounting adjustments described above. The consolidated financial statements and related notes as of October 26, 2003 and for the 84 and 256 day periods ended July 8, 2004 reflect the purchase accounting adjustments for the June 14, 2003 transaction.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt such method of accounting. The Company has elected not to adopt the fair value method for employee stock options and instead has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting such awards. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied to all awards. Primarily as a result of the minimal number of employee stock options outstanding, the pro forma effect of recognizing the grant date fair value of such awards over their vesting periods had an immaterial effect on net income (loss).

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees. FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees. The disclosure provisions of FIN 45 were effective immediately upon issuance in 2002. The Company adopted the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective for the Company no later than April 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial statements.

In March 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 requires that certain cash consideration (rebates) received by a customer from a vendor be classified in the customer’s statements of operations as a reduction of cost of sales. The consensus was required to be applied to new arrangements entered into after December 31, 2002. VI Acquisition already accounts for rebates in cost of sales.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 requires that certain financial instruments that the Company would have otherwise classified as equity be reflected in the liability section of the consolidated balance sheets. Therefore, the Company classified obligations related to certain of its securities outside of stockholders’ equity in the accompanying consolidated balance sheets as a result of applying the provisions of SFAS No. 150.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in 2004. These reclassifications had no effect on the Company’s consolidated net income.

Fiscal Periods

The Company’s fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Beginning January 22, 2004, the Company changed its fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased the first quarter in fiscal 2004 by four days (88 days in the first quarter of fiscal 2004 versus 84 days in the first fiscal quarter of 2003 and 256 days in the first thirty-six week period ended July 8, 2004 compared to 252 days in the thirty-six week period ended July 6, 2003). This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when the Company’s restaurants are busier.

2. Refinancing Transactions

On April 14, 2004, VICORP completed a private placement of $126,530,000 aggregate principal amount of 10 ½% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP and are guaranteed by VI Acquisition and Village Inn Pancake House of Albuquerque, Inc. In connection with the issuance of the senior unsecured notes, VICORP agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) so that the senior unsecured notes can be exchanged for registered notes having substantially the same terms and evidencing the same indebtedness, and exchange the related guarantees for registered guarantees having substantially the same terms as the original guarantees.

Concurrently with the issuance of the 10½% senior unsecured notes, VICORP entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility with a $15.0 million sublimit for letters of credit. On April 15, 2004, VICORP issued letters of credit aggregating $10.5 million and had no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of July 8, 2004, VICORP had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the new senior secured credit agreement. Both facilities are secured by a lien on all of the assets of VICORP and guaranteed by VI Acquisition and Village Inn Pancake House of Albuquerque, Inc. The guarantees are also secured by the pledge of all of the outstanding capital stock of VICORP by VI Acquisition. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness. Both facilities mature on April 14, 2009.

The new senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, VICORP’s ability to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the new senior secured credit facility requires VICORP to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. On July 8, 2004, VICORP was in compliance with these requirements.

The proceeds from these borrowings were used to repay the Company’s existing debt of $131.8 million and to pay transaction-related expenses of approximately $8.2 million.

3. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of food, paper products and supplies. Inventories consisted of:

	July 8,	October 26,
	2004	2003
	(In Thousands)
Inventories at pie production facilities and third-party storage locations:
Raw materials	$3,618	$3,851
Finished goods	1,654	5,108

	5,272	8,959
Restaurant inventories	3,320	2,808

	$8,592	$11,767

4. Comprehensive Loss

Comprehensive loss consisted of (in thousands):

	VI Acquisition	Midway	VI Acquisition	Midway
	84 days	61 days	256 days	229 days
	Ended	Ended	Ended	Ended
	July 8,	June 13,	July 8,	June 13,
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(35)	$(7,670)	$(3,808)	$(4,455)
Unrealized hedge transaction gain	–	27	–	27

Comprehensive loss	$(35)	$(7,643)	$(3,808)	$(4,428)

5. Hedging Activities

Effective October 27, 2003, the Company entered into an interest rate swap agreement to manage its cash flows associated with the interest payable under the variable component of the Company’s prior senior secured credit agreement. The swap agreement had an original notional amount of $35 million. The contract was scheduled to expire October 27, 2006 and the interest rate was fixed at 2.686%. In connection with the debt refinancing transaction on April 14, 2004 (Note 2), the outstanding derivative obligations were settled for $0.2 million. The Company held no derivative instruments as of July 8, 2004.

Under SFAS No. 133, the Company’s interest rate swap agreements were designated as cash flow hedges and recorded at fair value. Changes in the value of such contracts, net of income taxes, are reported in comprehensive income. For the purpose of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. The periodic net settlements made under the agreements are reflected in operations in the period in which the settlement occurs. The net settlements made under the variable to fixed interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap. The Company’s accounting treatment of these transactions is consistent with its tax treatment.

6. Contingencies

The Company is party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability and general liability claims arising in the ordinary course of business. VICORP is currently a defendant in two purported class action claims of this type in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The complaints allege that VICORP violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices.

The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by VICORP in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts. The Company believes that these matters, individually and in the aggregate, will not have a significant adverse effect on its consolidated financial condition or results of operations.

7. Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company. Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000. Management fees under this agreement totaled approximately $196,000 and $588,000 for the 84 and 256 day periods ended July 8, 2004, respectively. In connection with the April 14, 2004 debt refinancing (Note 2), the Company also paid an additional $309,000 in fees to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P., which represented a deferral of a portion of the transaction fee payable to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. in connection with the June 2003 acquisition (Note 1). Total fees paid to Wind Point Partners, IV, L.P. and Wind Point Investors V, L.P., totaled $196,000 and $897,000 for the 84 and 256 day periods ended July 8, 2004, respectively.

On May 14, 2001, Midway entered into management fee agreements with its investors, Goldner, Hawn, Johnson & Morrison (“Goldner Hawn”) and Second Capital Corporation of Boston (“Second Capital”), whereby certain management, financial, and other consulting services were provided to Midway. Under the terms of these agreements, Midway paid an annual fee of $500,000 to each of Goldner Hawn and Second Capital. Management fees totaled approximately $113,000 and $575,000 for the 61 and 252 day periods ended July 6, 2003, respectively. These agreements terminated June 13, 2003 (Note 1).

In November 2003, the Company issued an additional 257.503 shares of preferred stock at $1,000 per share and an additional 5,583 shares of common stock at $1.00 per share to certain of its employees, directors or existing stockholders under subscription agreements dated November 19, 2003 for proceeds of $263,000.

In February and March 2004, the Company issued an additional 34,020 shares of common stock at $1.00 per share to certain of its employees, directors, or existing stockholders for proceeds of $34,020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report. See the “Risk Factors” section of our registration statement initially filed with the Securities and Exchange Commission on July 9, 2004, for a discussion of some of the factors that may affect the Company and its operations. Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods. Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our company, founded in 1958, had, as of July 8, 2004, 373 restaurants in 25 states, consisting of 269 company-operated restaurants and 104 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

	256 days	229 days
	Ended	Ended
	July 8,	June 13,
(Units)	2004	2003
Village Inn company-operated restaurants:
Beginning of period	118	109
Acquired from franchisee	–	8
Openings	2	1
Closings	(1)	(1)

End of period	119	117

Bakers Square company-operated restaurants:
Beginning of period	149	148
Openings	1	2
Closings	–	(2)

End of period	150	148

Total company-operated restaurants	269	265

Village Inn franchised restaurants:
Beginning of period	105	115
Openings	–	2
Acquired by our company	–	(8)
Closings	(1)	(3)

End of period	104	106

Total restaurants	373	371

Management Overview

Our restaurant revenues are affected by restaurant openings and closings and same unit sales performance. Same unit sales is a measure of the percentage increase or decrease of the sales of units open at least 18 months relative to the same period in the prior year. We do not use new restaurants in our calculation of same unit sales until they are open for 18 months in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results.

Like much of the restaurant industry, we view same unit sales as a key performance metric, at the individual unit level, within regions, across each chain and throughout our company. With our field-level and corporate information systems, we monitor same unit sales on a daily, weekly and four-week period basis from the chain level down to the individual unit level. The primary drivers of same unit sales performance are changes in the average per-person check and changes in the number of customers, or customer count. Average check performance is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entrée count and sales of whole pies, which we believe is indicative of overall customer traffic patterns. To increase average unit sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. We also selectively increase prices, but are constrained by the price sensitivity of customers in our market segment and our desire to maintain an attractive price-to-value relationship that is a fundamental characteristic of our restaurant concepts. Same unit sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants, the attractiveness and physical condition of our restaurants and local and national economic factors.

We have 104 franchised Village Inn restaurants in 19 states operated by 26 franchisees who operate one to eleven restaurants each. Our revenue attributable to our franchise operations, consisting primarily of royalty income and revenues from sales of equipment to our franchisees, has typically averaged approximately 2.0% of our total revenues. On February 24, 2003, we acquired eight restaurants from a franchisee in Albuquerque, New Mexico for $4.6 million, which subsequently reduced our franchise revenue and increased our company-operated restaurant revenue. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.

In addition to unit sales, the other major factor affecting the performance of our restaurants is the cost associated with operating our restaurants. We monitor and assess these costs principally as a percentage of a restaurant’s revenues, or on a margin basis. The operating margin of a restaurant is the profitability, expressed as a percentage of sales, of the restaurant after accounting for all direct expenses of operating the restaurant. Another key performance metric is the prime margin, which is the profitability, expressed as a percentage of sales, of the restaurants after deducting the two most significant costs, labor and food. Due to the importance of both labor cost and food cost, we closely monitor prime margin from the chain level down to the individual restaurant. We have systems in place at each restaurant to assist restaurant managers in effectively managing these costs to improve prime margin.

Since we produce a majority of our pies for Village Inn and Bakers Square and since our third-party pie sales historically have not had, and currently do not have, a material impact on our operating profit, we include the net results of our pie manufacturing operations as an offset to our food costs. As a result, any profit (or loss) from third-party pie sales has the effect of reducing (or increasing) our total food cost. As part of our overall effort to optimize total company food cost, we have been focusing on various measures to improve the net margins within our pie manufacturing operations, including increasing third-party sales, renegotiating our distribution contracts and rebalancing the production among our three plants to increase efficiency.

Other operating expenses principally include occupancy costs, utility costs, marketing expenses, insurance expenses and workers’ compensation costs. Historically, these costs have increased over time and are not directly related to the level of sales in our restaurants. In order to maintain our operating performance levels, and to address expected cost increases, we will be required to increase efficiency in restaurant operations and increase sales, although there is no assurance that we will be able to offset future cost increases.

Critical Accounting Policies and Estimates

In the ordinary course of business, our company has made a number of estimates and assumptions related to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates and assumptions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management judgment about the effect of matters that are uncertain.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates:

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. Both our manufactured pie inventories and individual store food inventories are subject to spoilage. We use estimates of future demand as well as historical trend information to schedule manufacturing and ordering. If our demand forecast for specific products is greater than actual demand, we could be required to record additional inventory reserves or losses which would have a negative impact on our gross margin.

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. The useful lives of assets range from 20 to 40 years for buildings and three to ten years for equipment and improvements. Changes in circumstances such as the closing of units within underproductive markets or changes in our capital structure could result in the actual useful lives of these assets differing from our estimates.

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates groups of assets together, or individual restaurants, which is considered to be the lowest level for which there are identifiable cash flows. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.

Following the acquisition of us by VI Acquisition Corp. in June 2003, we analyzed fixed assets and adjusted these assets to their fair market values as of the date of the transaction. Asset fair market values were determined through receipt of third party real-estate appraisals as well as the application of management judgment for those properties for which external valuations could not be obtained. These procedures resulted in our increasing the value of property and equipment by approximately $6.2 million following the June 2003 acquisition.

We capitalize costs associated with customized software, including both external and internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and the post-implementation stage, and for training and application maintenance, are expensed as incurred. Costs capitalized for software projects may not be fully recoverable due to technological changes or changes in our business model.

Capital and operating leases

We are the prime lessee under various land, building and equipment leases for company-operated and some franchisee-operated locations, pie manufacturing facilities and other non-company-operated locations, which include warehouse space and parking facilities. Actual cash rents are charged to the operating units on a daily basis as incurred.

Following the acquisition of us by VI Acquisition Corp., we analyzed all capital and operating leases which had not been initiated or renewed in the past 18 months to determine the fair market value of such agreements. Lease fair market values were determined by obtaining comparable rents for select locations through third-party advisors and reviewing sale-leaseback transactions within the past 18 months to determine an average rent as a percentage of unit sales. This average was applied to each location to determine fair value rents. As a result, we booked an additional rent obligation of $8.0 million in June 2003. These additional rents are amortized over the remaining life of the underlying lease agreement.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. For fiscal 2004, our anticipated claim costs are $6.6 million for employee medical claims, $3.1 million for workers’ compensation and $0.8 million for general liability claims. We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2004). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. We, therefore, estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, valuation allowances are established. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate, tax planning strategies and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material negative impact on our statement of operations and our balance sheet.

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be successfully challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees. FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees. The disclosure provisions of FIN 45 were effective immediately upon issuance in 2002. We adopted the recognition and measurement provisions of FIN 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 had no effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective for the Company no later than April 15, 2004. The adoption of FIN 46 had no effect on our consolidated financial statements.

In March 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 requires that certain cash consideration (rebates) received by a customer from a vendor be classified in the customer’s statements of operations as a reduction of cost of sales. The consensus was required to be applied to new arrangements entered into after December 31, 2002. We already account for rebates in cost of sales.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 requires that certain financial instruments that we would have otherwise classified as equity be reflected in the liability section of the consolidated balance sheets. Therefore, we have classified obligations related to certain of our securities outside of stockholders’ equity in our accompanying consolidated balance sheets as a result of applying the provisions of SFAS No. 150.

Factors Affecting Comparability

On June 14, 2003, VI Acquisition Corp., a newly created holding company, purchased Midway Investors Holdings Inc. The holding company does not have independent operations and consequently the consolidated statements are substantially similar to those of VICORP Restaurants, Inc. As a result of applying the required purchase accounting rules to the acquisition, our financial statements for periods following the transaction were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the acquisition date, which resulted in different accounting bases being applied in different periods. In particular, occupancy expense increased as existing rent escalator accruals were eliminated as part of purchase accounting and the amount of future rent escalator accruals were recalculated based upon the lease escalator provisions applicable over the remaining life of the leases at the acquisition date. In addition, depreciation expense increased as a result of the increase in the valuation of our assets, which correspondingly increased our depreciable base. As a result, the financial information for the periods from October 28, 2002 to June 13, 2003 and from October 27, 2003 through July 8, 2004 are not comparable to one another in certain respects. The term “predecessor” refers to Midway Investors Holdings Inc. On April 14, 2004, the Midway Investors Holdings Inc. legal entity merged into VI Acquisition Corp. and no longer exists.

As a result of these changes, the historical financial information and related discussion relate to the entity specified below for the following periods:

61 and 229 day periods ended June 13, 2003	Midway Investors Holdings Inc.

84 and 256 day periods ended July 8, 2004	VI Acquisition Corp.

61 day period ended June 13, 2003 for Midway Investors Holdings Inc. and 23 day period ended July 6, 2003 for VI Acquisition Corp.	Combined — 84 day period ended July 6, 2003

229 day period ended June 13, 2003 for Midway Investors Holdings Inc. and 23 day period ended July 6, 2003 for VI Acquisition Corp.	Combined — 252 day period ended July 6, 2003

At the time of the acquisition of Midway Investors Holdings Inc., we also sold certain properties under sale-leaseback transactions to help finance the acquisition. Specifically, we sold ten properties in June 2003 for an aggregate of $13.9 million. As discussed below, the sale-leaseback transactions have resulted in higher rent expense and lower depreciation expense subsequent to the transaction.

On February 24, 2003, we purchased one of our franchisees consisting of eight Village Inn restaurants in the Albuquerque, New Mexico area for $4.6 million. After the acquisition, revenue associated with these restaurants was included in our restaurant revenues, and since the date of the acquisition we have not earned franchise revenues from those units. Please refer to the table above for information on unit openings during the relevant periods.

Our fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Beginning January 22, 2004, we changed our fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased the first quarter in fiscal 2004 by an extra four days (88 days in the first quarter of fiscal 2004 versus 84 days in the first quarter of fiscal 2003). This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when our restaurants are busier.

Results of Operations

		Midway and		Midway and
		VI Acquisition		VI Acquisition
	VI Acquisition	Combined	VI Acquisition	Combined
	84 days ended	84 days ended	256 days ended	252 days ended
	July 8,	July 6,	July 8,	July 6,
(in Thousands)	2004	2003	2004	2003
Revenues:
Restaurant operations	$88,958	$89,384	$280,347	$267,736
Franchise operations	1,204	1,422	3,660	4,849

	90,162	90,806	284,007	272,585
Costs and expenses:
Restaurant costs:
Food	24,571	24,470	76,667	73,166
Labor	28,827	28,902	89,125	86,843
Other operating expenses	24,343	23,652	78,907	72,107
Franchise operating expenses	592	741	1,893	2,827
General and administrative expenses	5,602	5,712	17,524	18,358
Transaction expenses	–	9,046	45	9,518
Management fees	196	167	897	629

	84,131	92,690	265,058	263,448

Operating profit (loss)	6,031	(1,884)	18,949	9,137
Interest expense	(3,770)	(2,328)	(10,321)	(6,423)
Debt extinguishment costs	–	(6,516)	(6,856)	(6,516)
Other income, net	111	119	160	455

Income (loss) before income taxes	2,372	(10,609)	1,932	(3,347)
Provision for income taxes (benefit)	674	(4,617)	541	(2,075)

Net income (loss)	1,698	(5,992)	1,391	(1,272)
Preferred stock dividends and accretion	(1,733)	(1,007)	(5,199)	(2,512)

Net income (loss) attributable to common stockholders	$(35)	$(6,999)	$(3,808)	$(3,784)

		Midway and		Midway and
		VI Acquisition		VI Acquisition
	VI Acquisition	Combined	VI Acquisition	Combined
	84 days ended	84 days ended	256 days ended	252 days ended
	July 8,	July 6,	July 8,	July 6,
	2004	2003	2004	2003
Revenues:
Restaurant operations	98.7%	98.4%	98.7%	98.2%
Franchise operations	1.3	1.6	1.3	1.8

	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	27.2	26.9	27.0	26.8
Labor	32.0	31.8	31.4	31.9
Other operating expenses	27.0	26.1	27.8	26.5
Franchise operating expenses	0.7	0.8	0.6	1.0
General and administrative expenses	6.2	6.3	6.2	6.7
Transaction expenses	0.0	10.0	0.0	3.5
Management fees	0.2	0.2	0.3	0.2

	93.3	102.1	93.3	96.6

Operating profit (loss)	6.7	(2.1)	6.7	3.4
Interest expense	(4.2)	(2.6)	(3.6)	(2.4)
Debt extinguishment costs	0.0	(7.2)	(2.4)	(2.4)
Other income, net	0.1	0.2	0.0	0.2

Income (loss) before income taxes	2.6	(11.7)	0.7	(1.2)
Provision for income taxes (benefit)	0.7	(5.1)	0.2	(0.7)

Net income (loss)	1.9	(6.6)	0.5	(0.5)
Preferred stock dividends and accretion	(1.9)	(1.1)	(1.8)	(0.9)

Net income (loss) attributable to common stockholders	0.0%	(7.7)%	(1.3)%	(1.4)%

Third Quarter of Fiscal 2004 (84 Day Period Ended July 8, 2004 of VI Acquisition Corp.) Compared to Third Quarter of Fiscal 2003 (Combined 84 Day Period Ended July 6, 2003 of Midway Investors Holdings Inc. and VI Acquisition Corp.)

Total revenues decreased by $0.6 million to $90.2 million in the third quarter of fiscal 2004, from $90.8 million for the same quarter of fiscal 2003, which represented a 0.7% decrease over the prior period. We experienced a 1.6% decrease in same unit sales for the third quarter of fiscal 2004 over the third quarter of fiscal 2003. Village Inn same unit sales for the third quarter of fiscal 2004 increased 1.5% over the third quarter of fiscal 2003, and Bakers Square same unit sales decreased 3.9% over the same periods. We experienced a 1.7% increase in average per-person check amount and a 1.6% increase in the number of entrées sold (which is an indication of traffic patterns) for our Village Inn restaurants in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. We experienced a 4.9% increase in average per-person check size and a 4.0% decrease in entrée count (which is an indication of traffic patterns) for our Bakers Square restaurants in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. The net addition of five restaurants since July 6, 2003 provided $1.0 million of additional revenue during the third quarter of fiscal 2004.

Food costs increased by $0.1 million to $24.6 million in the third quarter of fiscal 2004, from $24.5 million for the same quarter of fiscal 2003. Food costs as a percentage of total revenues increased from 26.9% to 27.2% over these periods. $0.3 million of the gross increase in food costs is the result of the net addition of five operating units between the periods. We were also affected by higher commodity prices, particularly the price of cream, butter, eggs and cocoa. Higher menu prices and continued focus on reducing food waste contributed to offsetting these higher food expenses.

Labor costs decreased by $0.1 million to $28.8 million in the third quarter of fiscal 2004, from $28.9 million for the same quarter of fiscal 2003. Labor costs as a percentage of total revenues increased from 31.8% to 32.0% over these periods. The net addition of five restaurants since July 6, 2003 increased labor costs during the third quarter of fiscal 2004 by $0.3 million. Medical insurance expenses in the third quarter of fiscal 2004 were $0.3 million higher than in the third quarter of fiscal 2003. These labor expenses were partially offset by higher menu prices as well improved hourly labor expenses and reduced overtime.

Other operating expenses increased by $0.6 million to $24.3 million in the third quarter of fiscal 2004, from $23.7 million for the same quarter of fiscal 2003. Other operating expenses as a percentage of total revenues increased from 26.0% to 27.0% over these periods. This increase was primarily due to an increase in occupancy costs of $1.1 million, an increase in workers’ compensation expenses of $0.3 and an increase in utilities costs of $0.3 million over these periods. The increase in occupancy costs resulted primarily from $0.2 million associated with the net addition of five new locations between the periods, $0.3 million in additional rents resulting from the June 2003 sale-leaseback transaction and $0.2 million in fair market value adjustments to operating and capital leases associated with the acquisition of us by VI Acquisition Corp. in June 2003. Advertising expenses were $1.0 million less than the comparable period the prior year due to shifting heavier media expenditures to the first half of 2004.

General and administrative expenses decreased $0.1 million to $5.6 million in the third quarter of fiscal 2004, from $5.7 million for the same quarter of fiscal 2003. General and administrative expenses as a percentage of total revenues decreased from 6.3% to 6.2% between the periods.

Transaction expenses of $9.0 million were incurred in June 2003 related to the purchase of Midway Investors Holdings Inc. by VI Acquisition Corp. We did not have similar transaction expenses in the third quarter of fiscal 2004.

Operating profit increased by $7.9 million to $6.0 million in the third quarter of fiscal 2004, from a loss of $1.9 million for the same period of fiscal 2003. Operating profit as a percentage of total revenues increased from an operating loss of 2.1% to an operating profit of 6.7% over the comparable period. This increase in profit margin was primarily due to a decrease of $9.0 million in transaction expenses, partially offset by higher other operating expenses as discussed above.

Interest expense increased by $1.5 million to $3.8 million in the third quarter of fiscal 2004, from $2.3 million for the same quarter of fiscal 2003. Interest expense as a percentage of total revenues increased from 2.6% to 4.2% over these periods. This increase was due to larger outstanding debt balances during the third quarter of fiscal 2004 ($140.1 million as of July 8, 2004 as compared to $89.0 million as of June 13, 2003 prior to the purchase of us). The increase in debt in 2004 is principally the result of borrowings in June 2003 to help finance the acquisition of our company.

Debt extinguishment costs during the third quarter of 2003 were $6.5 million. We incurred these costs in connection with the refinancing of our debt during the June 13, 2003 acquisition of our company. These expenses included $1.3 million of prepayment penalties, write-off of deferred financing costs of $3.3 million associated with the previous debt obligations and settlement of outstanding derivative obligations in the amount of $1.9 million.

Provision for income taxes (benefit) for the third quarter of fiscal 2004 was a provision of $0.7 million, which results in a year-to-date effective tax rate of approximately 28%. For the third quarter of fiscal 2003, the benefit for income taxes of $4.6 million reflects a tax provision rate of approximately 35%. The $5.3 million increase in income tax expense is primarily due to higher income in 2004 as significant transaction costs were incurred in 2003. These rates differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization expense related to franchise rights.

Net income (loss) increased by $7.7 million to $1.7 million of net income in the third quarter of fiscal 2004 from a loss of $6.0 million for the third quarter of fiscal 2003. Net income as a percentage of total revenues increased from (6.6)% to 1.9% over these periods. This increase in net income is primarily the result of a $7.9 million increase in operating profit as discussed above. Other factors effecting the change in net income were debt extinguishment costs of $6.5 million incurred in the third quarter of 2003 and a $5.3 million change to the provision for income taxes between the periods.

Preferred stock dividends and accretion increased by $0.7 million to $1.7 million in the third quarter of fiscal 2004, from $1.0 million for the same quarter in fiscal 2003. This increase resulted from the redemption of $36.5 million liquidation preference of preferred stock of Midway Investors Holdings Inc. that accrued dividends at a rate of 8.94% per annum and the issuance of $69.7 million liquidation preference of preferred stock of VI Acquisition Corp. that accrue dividends at a rate of 10.0% per annum in connection with the June 2003 acquisition. Until the June 2003 acquisition, Midway Investors Holdings Inc. had, and following the June 2003 acquisition VI Acquisition Corp. has, outstanding preferred stock. Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared by us. Covenants contained in our new senior secured credit agreement and the indenture governing our 101/2% notes will restrict our ability to declare dividends on our preferred stock.

256 Day Period Ended July 8, 2004 of VI Acquisistion Corp. Compared to Combined 252 Day Period Ended July 6, 2003 of Midway Investors Holdings Inc. and VI Acquisition Corp.

Total revenues increased by $11.4 million to $284.0 million in the first 256 days of fiscal 2004, from $272.6 million for the 252 days of fiscal 2003, which represented a 4.2% increase over the prior period. $4.4 million of this increase was attributable to the net addition of five restaurants since July 6, 2003. We experienced a 0.8% increase in same unit sales for fiscal 2004 over fiscal 2003. Village Inn same unit sales for the first 256 days of fiscal 2004 increased 2.4% over the first 252 days of fiscal 2003, and Bakers Square same unit sales decreased 0.4% over the same period. We experienced a 1.2% increase in average per-person check amount and a 7.8% increase in the number of entrées sold (which is an indication of traffic patterns) for our Village Inn restaurants in the first 256 days of fiscal 2004 as compared to the first 252 days of fiscal 2003. We also experienced a 4.6% increase in average per-person check size and a 2.3% decrease in entrée count for our Bakers Square restaurants (which is an indication of traffic patterns) in the first 256 days of fiscal 2004 as compared to the first 252 days of fiscal 2003.

Food costs increased by $3.5 million to $76.7 million in the first 256 days of fiscal 2004, from $73.2 million for first 252 days of fiscal 2003. Food costs as a percentage of total revenues increased from 26.8% to 27.0% over these periods. The gross increase in food costs is the result of both higher volume sales due to our additional operating units, as well as increased prices for certain commodities, particularly the price of eggs. Food costs as a percentage of total sales have remained relatively consistent between the periods, primarily as a result of improving margins, which have been achieved through menu engineering and menu price increases, which offset generally higher food costs.

Labor costs increased by $2.3 million to $89.1 million in the first 256 days of fiscal 2004, from $86.8 million for the first 252 days of fiscal 2003. Labor costs as a percentage of total revenues declined from 31.9% to 31.4% over these periods. The gross increase was primarily due to the net addition of five operating units between the periods, which was $1.6 million of the increase. Labor costs as a percentage of total sales has decreased between the periods as the result of an increase in menu prices as well as a decrease in management bonuses paid as a result of the modification of the management incentive bonus program and a reduction in overtime expense resulting from the change in ending the workweek on Thursday instead of Sunday.

Other operating expenses increased by $6.8 million to $78.9 million in the first 256 days of fiscal 2004, from $72.1 million for the first 252 days of fiscal 2003. Other operating expenses as a percentage of total revenues increased from 26.5% to 27.8% over these periods. This increase was primarily due to an increase in occupancy costs of $4.0 million resulting from the sale and leaseback transaction in June 2003 and the fair market value adjustments to operating and capital leases associated with our June 2003 acquisition. Other operating expenses also increased by $0.8 million due to an increase in utility expense as a result of higher natural gas prices and $0.6 million due to an increase in marketing costs for comparable periods due to shifting more media advertising to the first half of fiscal 2004.

General and administrative expenses decreased $0.9 million from $18.4 million in the first 252 days of fiscal 2003 to $17.5 million for the first 256 days of fiscal 2004.

Transaction Expenses of $9.5 million were incurred in first 252 days of fiscal 2003 related to the purchase of Midway Investors Holdings Inc. by VI Acquisition Corp. For the comparable period in fiscal 2004, we incurred $45,000 in transaction expenses, primarily related to the June 14, 2003 transaction.

Operating profit increased by $9.8 million to $18.9 million in the first 256 days of fiscal 2004, from $9.1 million for the first 252 days of fiscal 2003. Operating profit as a percentage of total revenues for the first 256 days of fiscal 2004 increased from 3.4% to 6.7% over the comparable period in fiscal 2003. This increase in profit margin was primarily due to $9.5 million in transaction expenses in 2003. The improvements in labor margins during the first three quarters of fiscal 2004 were partially offset by increases in other operating expenses resulting from the June 2003 sale-leaseback transactions and fair market value rent adjustments recorded as part of purchase accounting. We also experienced increases of $0.6 million in advertising costs and $0.8 million in utility costs.

Interest expense increased by $3.9 million to $10.3 million in the first 256 days of fiscal 2004, from $6.4 million for the first 252 days of fiscal 2003. Interest expense as a percentage of total revenues increased from 2.4% to 3.6% over these periods. This increase was due to larger outstanding debt balances during the third quarter of fiscal 2004 ($140.1 million as of July 8, 2004 as compared to $89.0 million as of June 13, 2003 prior to the purchase of us). The increase in debt in 2004 is the result of the borrowings made in June 2003 to help finance the acquisition of our company.

Debt extinguishment costs during the first 256 days of fiscal 2004 were $6.9 million resulting from the extinguishment of outstanding debt obligations incurred in connection with the refinancing of our debt that closed April 14, 2004. These expenses included $2.3 million of prepayment penalties, a write-off of deferred financing costs of $4.4 million associated with the previous obligations and settlement of outstanding derivative obligations in the amount of $0.2 million.

During the third quarter of 2003, we incurred debt extinguishment costs of $6.5 million in connection with the refinancing of our debt during the June 13, 2003 acquisition of our company. These expenses included $1.3 million of prepayment penalties, write-off of deferred financing costs of $3.3 million associated with the previous debt obligations and settlement of outstanding derivative obligations in the amount of $1.9 million.

Provision for income taxes (benefit) for the 256 days of fiscal 2004 was a provision of $0.5 million, or an effective tax rate of approximately 28%. For the first 252 days of fiscal 2003, the benefit for income taxes of $2.1 million reflects a tax provision rate of approximately 35%. The $2.6 million increase in income tax expense is primarily due to higher income in 2004 as significant transaction costs were incurred in 2003. These rates differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization expense related to franchise rights.

Net income (loss) increased by $2.7 million to $1.4 million of net income in the first 256 days of fiscal 2004, from a loss of $1.3 million for the first 252 days of fiscal 2003. Net income as a percentage of total revenues increased from (0.5)% to 0.5% over these periods. This increase in net income is primarily the result of the $9.8 million increase in operating profit discussed above, which is partially offset by $0.4 million higher debt extinguishment costs, $3.9 million in additional interest expense related to higher debt balances after the June 2003 transaction and an increase of $2.1 million in income tax expense.

Preferred stock dividends and accretion increased by $2.7 million to $5.2 million in the first 256 days of fiscal 2004, from $2.5 million for the first 252 days of fiscal 2003 as a result of the redemption of $36.5 million liquidation preference of preferred stock of Midway Investors Holdings Inc. that accrued dividends at a rate of 8.94% per annum and the issuance of $69.7 million liquidation preference of preferred stock of VI Acquisition Corp. that accrue dividends at a rate of 10.0% per annum in connection with the June 2003 acquisition. Until the June 2003 acquisition, Midway Investors Holdings Inc., had and following the June 2003 acquisition VI Acquisition Corp. has, outstanding preferred stock. Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared by us. Covenants contained in our new senior secured credit agreement and the indenture governing our 10-1/2% notes will restrict our ability to declare dividends on our preferred stock.

Liquidity and Capital Resources

Cash requirements

Our principal liquidity requirements are to continue to finance our operations, service our debt and fund capital expenditures for maintenance and expansion. Cash flow from operations has historically been sufficient to finance continuing operations and meet normal debt service requirements. Our ability to repay borrowings at maturity is likely to depend in part on our ability to refinance the debt when it matures, which will be contingent on our continued successful operation of the business as well as other factors beyond our control, including the debt and capital market conditions at that time.

During the remainder of fiscal 2004, we anticipate spending up to $4.0 million for new restaurants, $4.2 million for the remodeling of existing restaurants and $2.2 million on expenditures required to maintain our existing asset base.

In connection with our new restaurant development program, we have entered into development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion. Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On July 8, 2004, we had outstanding receivables of approximately $1.9 million relating to these types of agreements. In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations

On April 14, 2004, we completed a private placement of $126.5 aggregate principal amount of 10½% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc. In connection with the issuance of the senior unsecured notes, we have agreed to file a registration statement with the SEC so that the senior unsecured notes and guarantees can be exchanged for registered notes and guarantees having substantially the same terms and evidencing the same indebtedness.

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On July 8, 2004, we had issued letters of credit aggregating $6.6 million and had nominal borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of July 8, 2004, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility. Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the new senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness. Both facilities mature on April 14, 2009.

Our new senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our new senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. On July 8, 2004, we were in compliance with these requirements.

We are subject to capital lease obligations related to ten of our leased properties. The principal component of our capital lease obligations was $3.8 million as of July 8, 2004. These capital leases have expiration dates ranging from September 2004 to May 2021.

We are the prime lessee under various operating leases for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through September 2023.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.5 million as of July 8, 2004.

As of July 8, 2004, our commitments with respect to the above obligations were as follows:

(In Millions)	2004(1)	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Senior secured credit facility	$–	$–	$–	$–	$–	$15.0	$15.0
10-1/2% senior unsecured notes	–	–	–	–	–	126.5	126.5
Total notes payable	–	–	–	–	–	141.5	141.5
Capital lease obligations(2)	0.3	0.6	0.5	0.5	0.5	6.3	8.7

Subtotal	0.3	0.6	0.5	0.5	0.5	147.8	150.2
Operating lease obligations	8.0	25.1	23.7	21.5	19.4	175.6	273.2

Total	$8.3	$25.7	$24.2	$22.0	$19.9	$323.4	$423.4

(1)	Represents amounts remaining to be paid during the period from July 9, 2004 through the end of our 2004 fiscal year.

(2)	Amounts payable under capital leases represent gross lease payments, including both principal and interest components.

Prior indebtedness

Our previous credit facilities consisted of a $25.0 million revolving credit facility, a term A loan, and a term B loan issued pursuant to a credit agreement dated June 13, 2003. In addition, we had outstanding subordinated indebtedness in the original principal amount of $45.0 million issued pursuant to an investment agreement dated June 13, 2003. The existing term loans and the existing subordinated debt were paid in full from a portion of the proceeds. These proceeds were used to pay an early redemption premium of $2.3 million on the subordinated debt, and to pay $0.2 million to terminate an interest rate swap agreement pursuant to which we agreed to make fixed rate payments in exchange for receiving quarterly floating rate payments at the three month LIBOR rate that applied to the borrowings under our previous senior secured credit facility. In addition, in connection with the refinancing, we wrote off $4.4 million of unamortized debt financing costs in the third fiscal quarter of 2004 related to the prior debt.

Sources and Uses of Cash

Operating activities

Cash flow from operating activities consists primarily of net income adjusted for certain noncash expenses, changes in working capital items and changes in certain long-term assets and liabilities. For the 256 day period ended July 8, 2004, cash flows from operating activities totaled $20.3 million, an increase of $8.3 million over the 229 days ended June 13, 2003. Net income adjusted for noncash expenses of $16.9 million increased by $2.2 million from the prior year period, in part the result of the greater number of days in the current year period. During the 256 day period ended on July 8, 2004, we generated cash from changes in working capital of $2.6 million that consisted primarily of seasonal reductions in trade receivables from outside pie sales and finished goods pie inventory, offset by reductions in accounts payable and the increase in receivables related to properties under development, along with favorable timing differences in certain accrued expenses. Cash provided from changes in other noncurrent assets and liabilities of $0.8 million results principally from non-cash accruals for losses associated with our long term insurance programs that are deducted in calculating net income.

Investing activities

Investing activities are primarily capital expenditures relating to maintenance and remodeling of our existing restaurants and other facilities, and for new restaurant development. During the 256 day period ended July 8, 2004, our total capital expenditures of $8.9 million consisted of restaurant maintenance and remodeling of $6.2 million, costs associated with new restaurants totaling $1.5 million, and other corporate and VICOM expenditures of $1.2 million. Total capital spending was $1.0 million less than in the prior comparable period as increases in restaurant maintenance and remodel spending of $3.6 million were offset by a decrease in new unit spending of $2.3 million and a decrease in other spending of $2.4 million, principally related to the implementation of a new point of sale system in fiscal 2003.

Cash used in investing activities was $3.8 million less than the prior comparable year to date period, primarily the result of the decrease in capital spending and the acquisition in the prior year of eight previously franchised Village Inn restaurants, partially offset by proceeds from a sale-leaseback transaction in June 2003.

Financing activities

We used cash in financing activities of $8.3 million during the 256 day period ended July 8, 2004. Proceeds of $125.0 million from our senior unsecured note offering and $15.0 million from our new senior secured credit facility were partially used to repay principal of $130.5 million on our previous senior and subordinated debt facilities and $5.8 million of transaction fees associated with our new debt. In addition, we made regular payments on our previous senior debt prior to the refinancing of $2.1 million, payments on capital leases of $0.3 million, and net reductions to our previous revolving credit facility of $9.8 million.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our risk related to the inherent risk in market-risk sensitive instruments and positions relates primarily to potential losses arising from adverse changes in interest rates. We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.

As of July 8, 2004, $15.0 million, or 10.4% of our total debt and capital lease obligations of $143.9 million, bear interest at a floating rate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake, and that controls can be circumvented by the acts of individuals or groups. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 5. Legal Proceedings

We are parties to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability and general liability claims arising in the ordinary course of business. We are currently defendants in two purported class action claims of this type in California. The first class action claim was brought in October 2003 by two of our former employees and one of our current employees, and the second class action claim was brought in May 2004 by two of our former employees. The complaints allege that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition. However, a significant increase in the number of these claims or an increase in successful claims would materially adversely affect our business, prospects, financial condition, operating results or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, the Securities Guarantors, as defined therein, and Wells Fargo Bank, National Association, as Trustee.*

4.2	Registration Rights Agreement, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc., as guarantors, and J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers.*

31.1	Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended July 8, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 8, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 8, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Registration Statement on Form S-4 as filed on July 9, 2004.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2004	VICORP Restaurants, Inc.
/s/ Debra Koenig
Debra Koenig
Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2004	/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer (Principal Financial and Accounting Officer)