Form 10-K
period 2004-10-28
VICORP RESTAURANTS INC
filed 2005-01-24
CIK 703799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:  333-117263

VICORP RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Colorado

84-0511072

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 West 48th Avenue, Denver, CO

80216

(Address of principal executive offices)	(Zip Code)

303-296-2121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K: ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES   ☐   NO   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

Number of shares of Common Stock, $.0001 par value, outstanding at January 24, 2005: 1,421,800, excluding treasury shares.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports will be provided without charge upon written request addressed to: Investor Relations, VICORP Restaurants, Inc., 400 West 48th Avenue, Denver, Colorado 80216.  Additionally, our consolidated financial statements are available at our website, www.vicorpinc.com, under the “Our Company – Investor Relations” headings.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology.  These forward-looking statements include all matters that are not historical facts.  They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results or operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

•                  Our level of indebtedness;

•                  Our development and expansion plans;

•                  Our ability to profitably implement our growth strategy;

•                  Competitive pressures and trends in the restaurant industry;

•                  Our exposure to commodity prices;

•                  Our dependence upon frequent deliveries of food and other supplies;

•                  Food-borne illness incidents;

•                  Adverse publicity and litigation;

•                  Seasonality of our business and weather conditions;

•                  Government regulations;

•                  Our vulnerability to changes in consumer preferences and economic conditions;

•                  Integration of future acquisitions into our business;

•                  Our reliance in part on our franchisees;

•                  Our ability to attract and retain employees;

•                  Our liquidity and capital resources;

•                  the loss of key employees; and

•                  the impact of having a controlling shareholder.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business - Risk factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “VICORP,” “we,” “us” and “our” refer to VI Acquisition Corp. and our consolidated subsidiaries including VICORP Restaurants, Inc.

PART I

Item 1.           Business.

Our company

We operate family-dining restaurants under two proven and well-recognized brands, Village Inn and Bakers Square. As of October 28, 2004, our company, which was founded in 1958, had 374 restaurants in 25 states, consisting of 271 company-operated restaurants and 103 franchised restaurants.   Our restaurant locations are concentrated in particular regions in order to maximize operating efficiencies, including regional management, purchasing and advertising penetration. In addition to our restaurants, we operate three strategically located pie production facilities that produce premium pies that are offered in our restaurants and sold to third-party customers. Our revenues increased from $379.9 million in 2001 to $399.7 million in 2004, while same unit sales decreased an average of 0.1% per year during that same period. Both of our restaurant concepts operate in the stable family-dining segment of the restaurant industry. Over our 46-year history, we have concentrated on providing our customers great-tasting, high-quality food at reasonable prices with fast and friendly service. Our commitment to an attractive price-to-value relationship has enabled us to develop a stable base of repeat customers.

We continually seek to increase the efficiency of our operations, increase customer visits and sales per customer, provide new menu options for our guests and increase sales of higher margin items. Significant investments in our brands and operational improvements, including an investment of approximately $7.2 million to upgrade our information and restaurant point-of-sale (“POS”) systems in 2002 and 2003, ongoing remodeling of our restaurants and reductions in purchasing and manufacturing costs have enabled us to improve our prime margin, which is our profitability expressed as a percentage of restaurant sales after deducting our two most significant costs, food and labor.  Prime margin improved from 38.8% in 2001 to 41.6% in 2004.  In addition, we have increased our margins by providing our managers with extensive training and the tools necessary to effectively operate our business, such as on-line ordering and bill processing and real-time information on key business metrics. We continually engage in selective menu engineering and the development of updated menu items for our restaurants such as our signature oven-roasted focaccia sandwiches in our Village Inn restaurants, seasonal offerings such as artisan-style bread bowls filled with hearty soups and stews in our Bakers Square restaurants and a “Carb Counter” menu in our Village Inn restaurants. Our other efforts to drive sales growth include creative marketing programs, such as our successful new electronic gift card program, and expansion of our third-party customer base for our pies.

Village Inn

We opened our first Village Inn restaurant in 1958, and as of October 28, 2004 we had 224 locations, 121 of which were operated by our company and 103 of which we franchised. Our company-operated Village Inn restaurants are located in nine states, primarily in the Rocky Mountain region, the Midwest, the Northwest and Florida, including attractive markets such as Denver (26 units), Phoenix (19 units), Omaha (13 units) and Salt Lake City (11 units). Village Inn is focused on family dining and appeals to a large segment of the population, and we believe it has a strong reputation for fast and friendly service, fresh food and reasonable prices. We are known for serving fresh breakfast items throughout the day, including our Ultimate Skillet meals, Pecan Roll French Toast, made-from-scratch buttermilk pancakes and fluffy three-egg omelets. Breakfast items accounted for 63% of Village Inn sales in 2004. We have also successfully leveraged our strong breakfast heritage to establish a well-developed brand platform encompassing a broad selection of traditional American fare for lunch and dinner, at price points that position us in the mid-range of the family-dining segment. Signature items on our lunch and dinner menus include our Portabella Chicken Skillet and our All-World Double Cheeseburger®. We frequently review and update our menus with the assistance of our team of in-house research and development chefs to enhance the attractiveness of our menu offerings to our customers. Customer loyalty is one of Village Inn’s strongest characteristics, with a significant number of customers who patronize our restaurants three or more times a month.

Our Village Inn restaurants are predominantly free-standing units which average approximately 5,000 square feet in size and can seat between 120 and 180 people. We are typically open from 6 a.m. to 12 a.m., allowing us to effectively generate revenue in all three day parts. Our typical entrée prices range from $4.29 to $9.69 for breakfast items and from $4.99 to $10.69 for lunch and dinner items, with an average per-person check of $7.65 overall in 2004. In order to improve our efficiency and purchasing power, our menus are standardized throughout the United States, with some variations driven by regional preferences. In 2004, Village Inn’s average unit sales were $1.5 million, and corresponding average restaurant operating cash flow was $275,000, representing an 18.7% margin.

Bakers Square

The Bakers Square concept began in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. Since then, we have grown Bakers Square to 150 company-operated restaurants as of October 28, 2004. Our Bakers Square restaurants are located in eight states, including California (50 units), Illinois (44 units) and Minnesota (25 units). The foundation of the Bakers Square concept is our signature freshly-baked pies, which accounted for 25% of Bakers Square’s sales in 2004. Building upon our reputation for quality pies, we have extended our offerings to include popular traditional American fare for breakfast, lunch and dinner. Bakers Square offers dozens of varieties of multi-layer specialty pies made from premium ingredients, which differentiates the concept from our family-dining competitors. Many of our customers complement their lunch or dinner with a serving of pie, while others purchase whole pies for at-home consumption throughout the year, and particularly around the holidays. As with Village Inn, we use our team of in-house research and development chefs to regularly update the Bakers Square menu offerings to attract a wider demographic range of diners and increase repeat business from existing customers. For example, we have successfully promoted our artisan-style bread bowls filled with hearty soups and stews, along with popular menu favorites like our Stir-Fry Chicken Pita, Slow-Roasted Turkey Focaccia, Honey Mustard Chicken and Portabella Pot Roast.

Our Bakers Square restaurants are free-standing units which average approximately 4,500 square feet in size and can generally seat between 120 and 160 people. We are typically open from 7 a.m. to 11 p.m., with our highest traffic generated at lunch and dinner. Our typical entrée prices range from $4.49 to $9.99 for breakfast items and from $6.29 to $10.99 for lunch and dinner items, with an average per-person check of $8.70 overall in 2004. As with Village Inn, our menus are standardized across the United States, with some variations driven by regional preferences. In 2004, Bakers Square’s average unit sales were $1.5 million, and corresponding average restaurant operating cash flow was $179,000, representing a 12.2% margin.

Recently, we completed the first phase of a broad-based Bakers Square re-positioning review.  In fiscal 2005, we expect to refine the changes to the brand and to initiate selective market trials.

Pie production operations

Complementing our restaurant operations, we produce premium pies for the Bakers Square and Village Inn restaurants and for sale to select third-party customers. In 2004, we produced 17.6 million premium pies. By producing pies at our three strategically located facilities, we are able to control the quality, consistency and freshness of our pies and enhance our distribution capabilities. We differentiate ourselves from other pie manufacturers by producing multi-layer pies, using premium ingredients such as fresh cream, whole fruits and high quality pie crusts, and maintaining a strict shelf life policy of no more than three days for the fresh pies in our restaurants. At the 2004 National Pie Championships, we won 31 blue-ribbon awards, which was more than any other competitor.

We have improved the efficiency of our pie production operations and increased sales of our pies to third parties, including the addition of several new accounts. We have used our enterprise resource planning system to manage inventory and costs, concentrated our frozen pie production in our high volume Chaska, Minnesota facility to achieve economies of scale and restructured our delivery arrangements to obtain substantial savings.

Industry overview

The restaurant industry is a significant contributor to the U.S. economy, with total 2002 sales of $279 billion, the eleventh consecutive year of real growth. We believe this growth can be attributed to several key lifestyle and demographic trends, including the continued increase in spending on food consumed away from home and restaurant dining, and the continued growth in disposable incomes and key age groups of the population. The restaurant industry can be divided into two primary operating segments: full service restaurants (“FSR”) and limited service restaurants (“LSR”). Restaurants operating in the FSR segment present broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the LSR segment serve customers at a counter or through a drive-thru window.

Our Village Inn and Bakers Square concepts operate in the “family-dining” category of the FSR segment. The family-dining category is the largest category in the FSR segment, with approximately $32 billion in sales in 2002. Family-dining sales grew at a compound annual growth rate of 1.6% from 1997 to 2002 and are projected to grow at a 1.0% compound annual growth rate for the period from 2002 to 2007, according to Technomic, Inc. The family-dining category is relatively fragmented, with the top 100 chains representing approximately 33% of total category sales in 2002. While not exhibiting the higher growth of certain other segments, we believe the family-dining category has a loyal customer base and stable characteristics. We believe that family-dining restaurants offer consumers a consistent dining experience with quality food at a lower cost per check than other FSR dining options.

Our background

We opened our first restaurant under the name “Village Inn Pancake House” in Denver, Colorado in 1958. Due to the success of the Village Inn concept, we began franchising the brand, and our first franchise restaurant opened in 1961. We introduced the Bakers Square concept in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. We transformed the Poppin Fresh Pies restaurants, all of which were located in the Midwest, into the Bakers Square concept. In 1984, we acquired 175 former Sambo’s restaurants in California, Florida and Arizona. We converted these restaurants in California into Bakers Square restaurants, which served as the basis for our expansion to the West Coast, and we converted the Florida and Arizona restaurants into Village Inn restaurants.

We completed an initial public offering in 1982 and changed our name from Village Inn Pancake House, Inc. to VICORP Restaurants, Inc. Following our initial public offering, we were publicly traded until we were acquired in a going-private transaction led by the private equity firms Goldner Hawn Johnson & Morrison and BancBoston Capital in May 2001. In June 2003, we were acquired in a transaction led by the private equity firm Wind Point Partners.

Our sponsor

Wind Point Partners is a private equity investment firm that manages over $1 billion in commitments and has invested in more than 75 companies since its founding in 1983. Wind Point’s strategy is to partner with top caliber CEOs and to align its economic interests closely with those of company management teams through significant equity participation. Wind Point typically invests between $20 million and $70 million in transactions such as leveraged buyouts, recapitalizations, industry consolidations and expansion capital transactions involving companies with revenue between $50 million and $500 million.

Operations and controls

To maintain a consistently high level of food quality and service in our restaurants, we have established uniform operational standards relating to the quality of ingredients, preparation of food, menu selection, maintenance of premises and employee conduct. We require each of our restaurants to operate in accordance with these rigorous standards, and our managers are responsible for implementing these standards.

To reduce costs and improve the management of our restaurant and pie production operations, we have recently updated our information systems, including our ReMACS back-office system, our POS system and our enterprise resource planning system. Our ReMACS information system provides our restaurant managers with improved electronic food ordering, inventory, ideal and actual food cost reporting, cash control and labor management tools. By using our recently upgraded POS system in our restaurants, we are able to track sales, product mix, labor dollars and hours, and credit card and cash deposit information for each of our restaurants on a daily basis. We use an SAP enterprise resource planning system in our pie production facilities to measure and reduce waste, labor costs and inventory levels. In addition, to enable us to better understand and manage our operations, we maintain a central database of information and data relating to decisions support, cash and sales, enterprise resource planning and our vital systems.

Site development and expansion

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We plan to expand in a number of ways, including through the development of new sites, the conversion of competitors’ sites, and the purchase of franchised sites from franchisees. The costs of opening a Bakers Square or Village Inn restaurant may vary by restaurant depending upon, among other factors, the location of the site, the method of acquisition and the amount of construction required. With an average projected investment of approximately $450,000 for leased units, we believe we have a low-cost economic model for the continued development of new restaurants. At times, we receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment. In addition, we anticipate that we will enter into sale-leaseback transactions and other leasing arrangements with respect to our newly constructed restaurant properties. The standardized decor and interior design of each of our restaurant concepts can be readily adapted to accommodate different types of building configurations.

We use our in-house development team, including real estate, design and legal professionals, to find, evaluate and negotiate new sites for our restaurants. We evaluate potential sites based on a number of criteria, including surrounding population density, demographic information, median household income and size, location, area restaurant competition, traffic, access, visibility, potential restaurant size, parking and signage capability. We also selectively use outside consultants who specialize in site evaluation to provide independent validation of our sales potential estimates for new sites. In fiscal 2004, we opened six newly constructed restaurants.

We may also purchase our competitors’ sites and convert them to our restaurant concepts. We evaluate each potential conversion site using the same criteria that we use to evaluate new restaurant sites. We believe that conversion can be a cost-effective method for adding new restaurants. In fiscal 2004, we converted two of our competitors’ restaurants to one of our concepts.

We also may grow by purchasing franchised Village Inn restaurants from our franchisees. These opportunities may arise as our franchisees retire or seek liquidity for their investment. For example, in 2003 we acquired eight franchised Village Inn restaurants located in the Albuquerque, New Mexico area.

Restaurant staffing and training

Attraction and retention of quality employees, continuous employee development, regular communication of expectations and regular performance feedback are critical factors that help us achieve customer satisfaction. We believe we distinguish ourselves by the quality of personnel and longevity of service among our Regional Managers, restaurant general managers and hourly staff. We attribute much of our success in retaining our management and employees to our extensive training programs, attractive cash incentive compensation program and competitive benefit programs.

Each of our restaurants is typically managed by one general manager, one associate manager and one assistant manager. On average, general managers possess over eight years of experience with us. Each of our general managers has primary responsibility for day-to-day operations in one of our restaurants, including hiring/firing, scheduling, cleanliness of the restaurant and restaurant cash flows. The restaurant managers are supported by Regional Managers, Regional Vice Presidents (or District Managers in California) and our corporate office. As of October 28, 2004, we had 31 Regional Managers, each of whom is responsible for managing approximately nine restaurants in a designated geographic region in a manner consistent with our strategies, policies and standards of quality. The Regional Managers report to one of three Regional Vice Presidents of Operations or two District Managers (in California). Our Regional Vice Presidents of Operations participate in every aspect of our restaurant operations, from organizing quality management teams for the restaurants to routine visits to each location.

Our training programs are designed to equip our employees and franchisees with the skills necessary to help us achieve our objectives. We focus on outcome-based training, emphasizing the acquisition of basic skills and behavior that result in desired performance for specific positions. The average time in training for a manager new to our company is eight to ten weeks.  At the successful completion of training they are placed in a restaurant as an assistant manager.  At this point the manager continues to be trained and developed, utilizing a program called Management Development Criteria.  This ongoing training challenges the new manager to thoroughly understand and demonstrate proficiency in all facets of management of our restaurants.  Upon completion, the manager is eligible to participate in our bonus program.  In addition to these programs, we conduct field training for our restaurant managers covering a variety of topics such as new products, food safety and management development. For each of our franchised restaurants, we require that a minimum of two managers receive certification through our management training program. Additionally, we require our franchisees to successfully complete our management training program prior to the scheduled opening of any of our franchised restaurants.

Marketing, advertising and menu development

The family-dining segment in which our restaurant concepts operate attracts customers seeking quality, consistency, variety and value, with an average per-person check typically between $6 and $9. Our mid-range price positioning in the family-dining segment provides the competitive advantage of flexibility in menu choices by offering higher or lower priced items based on customer preferences. We use various marketing techniques, such as television and radio (in geographic markets where we have sufficient market penetration), newspaper, direct mail and point-of-purchase materials to promote our restaurant concepts and gain market share. Other marketing initiatives include our successful electronic gift card program. We sold $3.0 million worth of gift cards from the introduction of this program in November 2003 through October 2004.

In our ongoing effort to maximize our sales and profitability, we engage in careful menu engineering and the development of new menu items. We maintain a modern test kitchen at our headquarters staffed by highly qualified food professionals who create new menu offerings as well as new pie recipes. Before new items are introduced, a program of testing is undertaken to assess customer acceptance and implementation considerations. In preparing menu items, we emphasize quality and freshness, as well as trends in the family-dining segment as illustrated by our introduction of “Carb Counter” menu items in our Village Inn restaurants. New items may be offered on a promotional or seasonal basis, serve as special items to provide variety to our regular menus, or become a permanent part of our offerings.

Purchasing and distribution

Our ability to maintain consistent quality throughout our restaurants depends in large part upon our ability to acquire food products and related items from reliable sources in accordance with our specifications. We make centralized, national purchasing decisions for most menu ingredients to gain favorable prices and maintain quality and freshness levels. We negotiate directly with our major suppliers to obtain competitive prices and use purchase agreements in an effort to stabilize the potentially volatile pricing associated with certain commodities. We also routinely negotiate with prospective suppliers in an effort to obtain competitive pricing. We believe that we have good relationships with our suppliers and that alternative supply sources are readily available if necessary.

We deliver our pies from our three pie manufacturing facilities to all of our restaurants and to our third-party customers using external distributors and transportation companies. We recently restructured our delivery and distribution arrangements to obtain substantial savings.

Franchise program

We established our first Village Inn franchise in 1961. As of October 28, 2004 we had a total of 103 franchised Village Inn restaurants, operated by 25 franchisees, each with one to eleven restaurants. We believe that we currently enjoy solid working relationships with our franchisees. We presently intend to focus our expansion efforts on company-operated restaurants but may pursue selected franchising opportunities.

We generally seek franchisees that have related business experience and access to capital to build out and support the Village Inn concept. We also provide our franchisees with access to training, marketing, quality control, purchasing/distribution and operations assistance. A franchisee is required to pay an initial franchise fee for a 15 year franchise term. Until the end of their first year of operation, our franchisees also pay us a royalty fee of $1,154 a week and a marketing fee of $577 a week. A franchisee is also typically obligated to pay a fee for renewal of a franchise agreement beyond the initial term. After the first year of operation, our franchisees are required to pay royalty fees of 4% of gross sales as well as marketing fees of 2% of gross sales. Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our recipes, systems, manuals, processes and related items. Our franchise consultants work toward visiting each of our Village Inn franchisees four times a year to monitor their business and to ensure that their stores meet with our quality standards.

Competition

The restaurant industry is highly competitive with respect to price, quality and speed of service, and quality and value of the food products offered. The number and location of units, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development are also important competitive factors. Changes in consumer tastes and preferences, economic conditions or population demographics as well as shifts in traffic patterns, can also impact operations and profitability.

We compete in the family-dining category within the full-service segment of the restaurant industry. Key competitors in this category for Village Inn include Denny’s, International House of Pancakes (“IHOP”), Perkins, and, to a lesser extent, Country Kitchen, Cracker Barrel, Shoney’s and Waffle House. Our Midwest Bakers Square restaurants face competition from Denny’s, IHOP, independent restaurants and, to a lesser extent, Bob Evans, Embers and Perkins. Competitors for our California Bakers Square restaurants include Coco’s, Denny’s, Marie Callender’s and, to a lesser extent, Carrow’s, Hof’s Hut and Polly’s. Some of these competitors have greater financial, distribution and brand resources than we do. Our restaurants, like all other restaurants, also face heightened competition from supermarkets, many of which are increasing the breadth of their meal offerings in the form of fresh entrées and side dishes.

Intellectual property

We have an extensive portfolio of registered service marks, trademarks and logos, including “Bakers Square®,” “Village Inn®,” “Village Inn Pancake House®,” “Best Pie in America®,” “Great Food. Unbelievable Pie.®,” “The Skillet Experts® ,” “Good Food … Good Feelings®,” “The Breakfast Experts®“ and “J. Horner’s®.” We believe that our service marks, trademarks and logos are valuable to the operation of our restaurants and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our service marks, trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks, trademarks or logos. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our concepts, and any litigation to enforce our rights will likely involve significant costs.

Environmental matters

Our operations are subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Some of our properties are located on or adjacent to sites that we know or suspect to have been used by prior owners or operators as retail gas stations or industrial facilities. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We do not believe that we have contributed to the contamination at any of our properties. It is possible that petroleum products and other contaminants may have been released at or migrated beneath our properties into or through the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. While we seek to obtain certain assurances relating to environmental issues at the properties that we purchase from the prior owners of the properties or from third parties, there can be no assurances that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

Governmental regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each of our restaurants and pie production facilities is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, environmental, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. In addition, all of our restaurants located in California sell beer and wine. As a result, we are required to comply with applicable alcohol licensing requirements and alcoholic beverage control regulations.

We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime and other working conditions. A significant portion of our hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost.

The federal Americans with Disability Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

Employees

As of October 28, 2004, we had 11,382 employees, consisting of 7,413 part-time employees and 3,969 full-time employees. We employ 172 employees at our corporate headquarters. Our employees are not covered by any collective bargaining agreement, and we consider our employee relations to be good. In 2003, employees at one of our pie manufacturing facilities conducted an election to unionize our 138 employees at that facility. This effort was unsuccessful; however, our employees could engage in future unionization efforts that may succeed.

Risk factors related to our business

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged. The following chart shows our level of indebtedness and certain other information as of October 28, 2004:

(In millions)	As of October 28, 2004
Senior secured credit facility
Revolving credit facility(1)	$1.4
Term loan	15.0
10 ½% senior unsecured notes	126.5
Unamortized original issue discount	(1.4)
Capitalized leases	3.7
Total indebtedness	145.2
Stockholders’ equity	72.2

(1)          Does not include $7.3 million of outstanding letters of credit that were issued under the senior secured revolving credit facility as of October 28, 2004. We are able to borrow under the senior secured revolving credit facility the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit facility) minus the original principal amount of our senior secured term loan. Our senior secured revolving credit facility has a $15.0 million sublimit for letters of credit. As of October 28, 2004, our borrowing base supported $30.0 million of borrowings.

Our substantial degree of leverage could have important consequences, including the following:

•                  it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, new restaurant development, debt service requirements, acquisitions and general corporate or other purposes;

•                  a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities;

•                  the debt service requirements of our other indebtedness could make it more difficult for us to make payments on our indebtedness;

•                  certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may have difficulty implementing our expansion strategy.

Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•                  find suitable locations;

•                  reach acceptable agreements regarding the lease or purchase of prospective locations for our restaurants;

•                  comply with applicable zoning, land use and environmental regulations;

•                  raise or have available an adequate amount of money for construction and opening costs;

•                  hire, train and retain the skilled management and other employees necessary to meet staffing needs in a timely and cost-effective manner;

•                  obtain required permits and approvals; and

•                  efficiently manage the amount of time and money used to build and open each new restaurant.

Historically, there is a “ramp-up” period of time before we expect a new restaurant location to achieve our targeted level of performance. This phenomenon is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff. We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or our restaurants’ atmosphere or menus might not appeal to them.

We may not be able to open new restaurants profitably, which could negatively affect our growth strategy.

We have historically added, and plan to continue to add, new restaurants through new construction, acquisitions and conversions. We have traditionally used cash flow from operations and sale-leaseback transactions as the primary funding sources for additional restaurants. We cannot guarantee that our cash flows will be sufficient to achieve the desired development levels if our revenues, profitability or cash flow from operations decline. Opening a new restaurant in an existing market also could reduce the revenue of our existing restaurants in that market.

Our restaurants may not be able to compete successfully with other restaurants.

We operate in a highly competitive industry. Price, restaurant location, food quality and type, service and attractiveness of facilities are important aspects of competition in the restaurant industry, and the competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population, traffic patterns and general economic conditions. Competitive pressures may have the effect of limiting our ability to increase prices, which may adversely affect our operating earnings. This competitive environment makes it more difficult for us to continue to provide high levels of service while maintaining our reputation for value without adversely affecting operating margins. Additionally, to the extent we raise prices, our customer traffic may decline. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as independently owned restaurants, for customers, restaurant locations, qualified management and other restaurant staff. Many of our competitors have greater financial and other resources than we have. In addition, the restaurant industry has few non-economic barriers to entry, and therefore new competitors may emerge at any time. We may not be able to compete successfully against our competitors in the future, and competition may have a material adverse effect on our operations.

The success of our restaurants is highly dependent on their location.

The success of our company-operated and franchised restaurants is significantly influenced by location. There can be no assurance that our current locations will continue to be attractive, as demographic patterns change and the economic conditions where our restaurants are located could change. The success of new restaurants that we open will be substantially dependent on the locations that we select and the availability of desirable locations.

We are vulnerable to fluctuations in the cost, availability and quality of our ingredients.

The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. We depend on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. Our efforts to pass along price increases may be subject to delays associated with our cycle of updating our menus. We have no control over fluctuations in the price of commodities, and we may be unable to pass through cost increases to our customers. For example, we did not pass on to our customers the 75% increase in the price of eggs (one of our largest food costs) which occurred during the 2004 fiscal year. We currently do not enter into futures contracts with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices. Although we at times enter into arrangements locking in the price of certain ingredients for a specified period of time, we typically do not rely on long-term written contracts with our suppliers. Our suppliers could implement significant price increases. All of these factors could adversely affect our financial results.

We depend heavily on our suppliers and distributors.

We currently purchase our raw materials from various suppliers. Most of our suppliers drop-ship directly to our restaurants, as well as to our pie production facilities. Our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in delivery of supplies, diminished control over quality and a potential lack of adequate raw material capacity. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants or pie production facilities, we may be unable to replace the suppliers in a short period of time on acceptable terms. For example, labor disputes at any of our suppliers could result in those suppliers being unable to provide us with raw materials or supplies that we depend upon to run our business. Our inability to replace the suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants or pie production facilities of food and other items.

We depend on our distribution system to distribute our food products to our restaurant locations. If there is any disruption in our distribution system, it could have a material adverse effect on our results of operations.

Food-borne illness incidents, claims of food-borne illness and adverse publicity could reduce our restaurant sales.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. We cannot guarantee that our internal controls and training will be effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease), that could give rise to claims or allegations on a retroactive basis. We could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of our restaurants. Food-borne illnesses spread at restaurants have generated significant negative publicity at other restaurant chains in the past, which has had a negative impact on their results of operations. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurants’ image and sales. These risks exist even if it were later determined that an illness was wrongly attributed to one of our restaurants.

In addition, the impact of adverse publicity relating to one of our restaurants may extend beyond that restaurant to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we have limited ability to control their operations, especially on a real-time basis. A similar risk exists with respect to unrelated food service businesses if customers mistakenly associate them with our operations.

We face the risk of litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are ultimately held liable. In addition, employee claims against us based on, among other things, discrimination, harassment, wrongful termination or wage, rest break and meal break issues, including those relating to overtime compensation, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to such claims from time to time.

In 2001, we settled an individual labor-related legal claim and two class actions relating to overtime and other wage payments at our Bakers Square restaurants in California for a total of $8.9 million plus attorneys’ fees and expenses.

We are currently defendants in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee of ours, and the second class action claim was brought in May 2004 by two former employees of ours. The complaints allege that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts.

During the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with our agreement in principle to settle these class action lawsuits.  The parties in both lawsuits are in the process of finalizing the settlement, which is subject to approval of the court. Under the terms of the proposed settlements, we have agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees.

We filed a lawsuit on December 3, 2004 against the former shareholders of Midway Investors Holdings Inc. (the former parent of VICORP Restaurants, Inc.), including certain members of current management, in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP Restaurants, Inc. was acquired, in addition to the assertion of other claims.  The former shareholders of Midway Investors Holdings Inc. filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway Investors Holdings Inc. claim, among other allegations, that we improperly sought indemnification and are denying liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, management estimates that the Company’s maximum exposure under the settlement agreements is the $3.2 million amount reserved. See “Item 3. Legal Proceedings.”

Our operating results may fluctuate significantly due to the seasonality of our business and weather conditions.

Our business is subject to seasonal fluctuations that may vary depending upon the region in which a particular restaurant is located. In addition, the sales of our pies typically increase during holiday periods, in particular during November and December of each year, and decrease significantly following holiday periods. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Adverse weather conditions can also negatively impact our financial results. For example, unusually cold temperatures or above-average rainfall tends to adversely affect sales in affected markets. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

We may incur additional costs or liabilities and lose revenues and profits as a result of government regulation.

Our business is subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. One or more of our restaurants could be subject to litigation and governmental fine, censure or closure in connection with issues relating to our food and/or our facilities. Our franchise operations are also subject to regulation by the Federal Trade Commission. We and our franchisees must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. The failure to comply with federal, state and local rules and regulations could impair our ability to continue operating our business.

All of our restaurants located in California sell beer and wine. Typically, each restaurant’s license to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.

Our restaurants that sell beer and wine are also subject to “dram shop” laws, which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability.

To the extent that governmental regulations impose material additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. The costs of operating our restaurants may also increase if there are changes in laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs increased and we were unable to offset the increase by increasing our menu prices or by other means, we would generate lower profits, which could have a material adverse effect on our business and results of operations. See “Business—Governmental regulation.”

We may be locked into long-term and non-cancelable leases that we want to cancel, and may be unable to renew leases that we want to extend at the end of their terms.

Many of our current leases are non-cancelable and typically have terms ranging from 15 to 20 years and renewal options for terms ranging from ten to 20 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. As of October 28, 2004, we were responsible for lease payments at two closed restaurant locations. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.

In addition, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

Changing consumer preferences and discretionary spending patterns could have an adverse effect on our business.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

The success of our restaurants is significantly influenced by the attractiveness and condition of our facilities. We periodically update the exterior and interior of our locations. If we temporarily close a restaurant for renovation, we will lose the revenue that the restaurant would otherwise receive had it remained open. In addition, renovated restaurants may also experience a significant reduction in revenue after they reopen if our existing customers change their dining habits as a result of the temporary closing of the restaurants.

In addition, our business may be adversely affected by laws restricting smoking in restaurants, particularly in areas where smoking is only allowed in restaurants that serve alcohol, since most of our restaurants do not serve alcohol. Adverse changes involving any of these factors could further reduce our guest traffic and impose practical limits on pricing, which could further reduce our revenues and operating income.

If we make acquisitions in the future, we may experience assimilation problems and dissipation of management resources, and we may need to incur additional indebtedness.

Our future growth may be a function, in part, of acquisitions of other restaurants. To the extent that we grow through acquisitions, we will face the operational and financial risks commonly encountered with that type of a strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting our ongoing business, dissipating our limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, we may incur additional indebtedness to finance future acquisitions, as permitted under our senior secured credit facility and our indenture, in which case we would also face certain financial risks associated with the incurrence of this indebtedness, such as reductions in our liquidity, access to capital markets and financial stability.

Any prolonged disruption in our pie manufacturing business could harm our business.

We operate three pie manufacturing plants which produce pies for Bakers Square and Village Inn as well as third-party customers that account for a portion of current production. Any prolonged disruption in the operations of any of these plants, whether as a result of technical or labor difficulties, destruction or damage to the facilities or other reasons, could result in increased costs and reduced revenues, and our relationships with third-party customers could be harmed.

We rely in part on our franchisees.

We rely in part on our Village Inn franchisees and the manner in which they operate their locations to develop, promote and operate our Village Inn business. Our Village Inn franchises generated revenues to us of $5.1 million during the 2004 fiscal year. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on Village Inn’s reputation and its brands. While we try to ensure that the quality of the Village Inn brand is maintained by all of our franchisees, franchisees could take actions that adversely affect the value of our intellectual property or reputation.

We could face labor shortages that could slow our growth and increase our labor costs.

Our success depends in part upon our ability to attract, motivate and retain qualified employees, including restaurant managers, kitchen staff and servers, in quantities sufficient to keep pace with our expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on our operations. Additionally, any labor disruption resulting from unionization efforts or otherwise could result in increased costs and reduced revenues. In 2003, employees at one of our pie manufacturing facilities conducted an election to unionize our workforce of 138 employees at that facility. This effort was unsuccessful; however, future unionization efforts could result in our being subject to collective bargaining agreements that are on terms that are not as economically attractive as our current arrangements with our employees.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime and tip credits, working conditions, unemployment tax rates, workers’ compensation rates and citizenship requirements. Significant additional government-imposed increases in the following areas could materially affect our results of operations:

•                  minimum wages;

•                  mandated health benefits;

•                  paid leaves of absence;

•                  tax reporting; or

•                  revisions in the tax payment requirements for employees who receive gratuities.

We may not be able to protect our trademarks, service marks, logos and other proprietary rights.

We believe that our trademarks, service marks, logos and other proprietary rights are important to our success and our competitive position. Accordingly, we protect our trademarks, service marks, logos and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks, service marks, logos and proprietary rights by us. In addition, our intellectual property rights may not have the value that we believe they have. If we are unsuccessful in protecting our intellectual property rights, or if another party prevails in litigation against us relating to our intellectual property rights, we may incur significant costs and may be required to change certain aspects of our operations.

We face risks associated with environmental laws.

We are subject to federal, state and local laws, regulations and ordinances that:

•                  govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; and

•                  impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities resulting from lawsuits brought by private litigants, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Some of our properties are located on or adjacent to sites that we know or suspect to have been used by prior owners or operators as retail gas stations or industrial facilities. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at or migrated beneath our properties into or through the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results could be materially adversely affected. Environmental conditions relating to our prior, existing or future restaurants or restaurant sites could have a material adverse effect on our business and results of operations.

We depend on the services of key executives, the loss of whom could materially harm our business.

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. See “Item 10. Directors and Executive Officers of the Registrant.”

We are controlled by affiliates of Wind Point.

As a result of their control of VI Acquisition Corp., which is our parent, investment funds affiliated with Wind Point have the power to elect a majority of our directors, to appoint members of management, to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets, and to direct our operations.

The interests of Wind Point may not in all cases be aligned with the interests of our other equity holders and the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Wind Point as a holder of equity might conflict with the interests of our other equity holders and the holders of our indebtedness. Wind Point also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other equity holders and the holders of our indebtedness.

We have only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors and Audit Committee have not met, and do not meet, the standard “independence” requirements that would be applicable if our equity securities were traded on the Nasdaq National Market or the New York Stock Exchange.

Item 2.    Properties.

We own our executive offices consisting of approximately 93,050 square feet in Denver, Colorado. In addition, we own two pie production facilities, each with approximately 63,000 square feet, located in Chaska, Minnesota and Oak Forest, Illinois, and we lease a pie production facility consisting of approximately 68,000 square feet located in Santa Fe Springs, California. We believe that our current office and operating space is suitable and adequate for its intended purposes and that we have the ability to increase production at our pie production facilities without significant capital expenditures.

Our restaurants for both Village Inn and Bakers Square provide seating capacity for approximately 120 to 180 customers and typically average around 5,000 square feet. We currently own the land and building at eight of our restaurant properties. The rest of our company-operated restaurants are leased, in whole or in part.

We also lease 11 restaurants that we sublease to franchisees and lease six restaurants that we sublease to others. All of our other franchise restaurants are leased or owned directly by the respective franchisees.   As of October 28, 2004, we had three idle properties, two of which were leased and one was owned in fee.

Our senior secured credit facility is secured by a lien on all of our assets, including our real properties.

Locations.  As of October 28, 2004, we and our franchisees operated 374 restaurants as follows:

Village Inn restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
Alaska	—	3	3
Arizona	22	—	22
Arkansas	—	4	4
Colorado	33	16	49
Florida	11	16	27
Illinois	2	1	3
Iowa	16	4	20
Kansas	—	10	10
Minnesota	—	3	3
Missouri	—	4	4
Nebraska	16	3	19
New Mexico	9	5	14
North Dakota	—	2	2
Oklahoma	—	6	6
Oregon	1	3	4
Texas	—	8	8
Utah	11	2	13
Virginia	—	1	1
Washington	—	3	3
Wyoming	—	9	9
Total	121	103	224

Bakers Square restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
California	50	—	50
Illinois	44	—	44
Indiana	4	—	4
Iowa	3	—	3
Michigan	8	—	8
Minnesota	25	—	25
Ohio	8	—	8
Wisconsin	8	—	8
Total	150	—	150

Lease expirations

In fiscal 2005, leases for 14 of our properties are scheduled to expire.  Of these expiring leases, we plan to exercise options to extend the lease term on nine properties.  Of the five leases we expect to let expire, one is associated with a currently operated restaurant which will close, two are associated with closed restaurants and two are associated with restaurants subleased to others.

Item 3.    Legal proceedings.

We are parties to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability and general liability claims arising in the ordinary course of business.

We are currently defendants in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee of ours, and the second class action claim was brought in May 2004 by two former employees of ours. The complaints allege that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts.

During the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with our agreement in principle to settle these class action lawsuits.  The parties in both lawsuits are in the process of finalizing the settlement, which is subject to approval of the court. Under the terms of the proposed settlements, the we have agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees.

We filed a lawsuit on December 3, 2004 against the former shareholders of Midway Investors Holdings Inc. (the former parent of VICORP Restaurants, Inc.), including certain members of current management, in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP Restaurants, Inc. was acquired, in addition to the assertion of other claims.  The former shareholders of Midway Investors Holdings Inc. filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway Investors Holdings Inc. claim, among other allegations, that we improperly sought indemnification and are denying liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, management estimates that the Company’s maximum exposure under the settlement agreements is the $3.2 million amount reserved.

We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition, and that established reserves adequately provide for the estimated resolution of these claims. However, a significant increase in the number of these claims or an increase in the number of successful claims would materially adversely affect our business, prospects, financial condition, operating results or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fiscal year covered by this report.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our outstanding common stock is privately held and is not traded on any public market. A majority of our outstanding common stock, as of the date of this filing, was owned by affiliates of our sponsor, Wind Point Partners.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

Item 6.    Selected Financial Data.

The table below presents selected historical consolidated financial data. The selected historical consolidated financial data for, and at the end of, the fiscal year ended October 27, 2002, the period from October 28, 2002 to June 13, 2003, the period from June 14, 2003 to October 26, 2003 and the fiscal year ended October 28, 2004 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for, and at the end of, the fiscal year ended October 29, 2000, the period from October 30, 2000 to May 13, 2001 and the period from May 14, 2001 to October 28, 2001 have been derived from our audited consolidated financial statements for those periods not included elsewhere herein.

On May 14, 2001, Midway Investors Holdings Inc. purchased VICORP Restaurants, Inc., which was a publicly-owned company prior to the acquisition. On June 14, 2003, VI Acquisition Corp. purchased Midway Investors Holdings Inc. Neither of these holding companies has had any independent operations, and consequently the consolidated statements of operations of VI Acquisition Corp. and Midway Investors Holdings Inc. are substantially equivalent to those of VICORP Restaurants, Inc. However, as a result of applying the required purchase accounting rules to these acquisitions, our financial statements for periods following the transactions were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the two respective acquisition dates which resulted in different accounting bases being applied in different periods. As a result of these changes, the summary financial information presented below relate to the entity specified below for the following periods:

Fiscal year ended October 29, 2000	VICORP Restaurants, Inc.
October 30, 2000 to May 13, 2001	VICORP Restaurants, Inc.
May 14, 2001 to October 28, 2001	Midway Investors Holdings Inc.
Fiscal year ended October 27, 2002	Midway Investors Holdings Inc.
October 28, 2002 to June 13, 2003	Midway Investors Holdings Inc.
June 14, 2003 to October 26, 2003	VI Acquisition Corp.
Fiscal year ended October 28, 2004	VI Acquisition Corp.

The following data should be read in conjunction “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	VICORP Restaurants, Inc.				Midway Investors Holdings Inc.						VI Acquisition Corp.
(In thousands)	Fiscal year ended October 29, 2000		Period from October 30, 2000 to May 13, 2001		Period from May 14, 2001 to October 28, 2001		Fiscal year ended October 27, 2002		Period from October 28, 2002 to June 13, 2003		Period from June 14, 2003 to October 26, 2003		Fiscal year ended October 28, 2004
Income statement data:
Revenues:
Restaurant operations	$367,397		$203,494		$170,326		$377,630		$243,157		$138,696		$394,667
Franchise operations	6,201		3,219		2,902		5,796		3,448		1,916		5,057
Total revenues	373,598		206,713		173,228		383,426		246,605		140,612		399,724

Cost and expenses:
Restaurant costs:
Food	109,496		60,423		49,319		104,298		66,186		37,219		106,294
Labor	121,109		66,359		56,388		122,850		79,016		45,500		127,251
Other operating expenses(1)	89,099		50,455		45,850		100,002		65,629		40,531		111,663
Franchise operating expenses	2,880		1,242		1,851		3,092		1,583		1,032		2,490
General and administrative expenses	27,366		15,049		12,344		26,598		16,533		9,447		25,193
Litigation settlement	—		—		—		—		—		—		3,168
Goodwill amortization(2)	—		—		462		—		—		—		—
Transaction expenses(3)	—		15,993		—		279		9,436		1,226		125
Management fees	—		—		—		1,000		674		185		552
Asset impairments	—		—		—		—		96		—		1,159
Operating profit (loss)	23,648		(2,808)		7,014		25,307		7,452		5,472		21,829
Interest expense	817		292		4,524		9,786		5,550		5,330		15,161
Debt extinguishment costs(3)	—		—		—		—		6,516		—		6,856
Other income, net	494		102		625		787		433		147		522
Income (loss) before income taxes	23,325		(2,998)		3,115		16,308		(4,181)		289		334
Provision for income taxes (benefit)	8,654		(2,316)		233		5,779		(1,986)		(280)		(359)
Net income (loss)	$14,671		$(682)		$2,882		$10,529		$(2,195)		$569		$693

Balance sheet data (at end of period):
Cash and cash equivalents	$1,003		$11,510		$5,568		$16,021		$9,036		$5,326		$1,332
Working capital(4)	(21,585)		(10,600)		(27,954)		(14,797)		(61,150)		(25,719)		(16,545)
Total assets	195,213		196,120		187,384		193,850		186,658		278,302		290,380
Total debt(5)	4,740		3,272		97,351		95,088		83,974		146,516		145,217
Total stockholders’ equity	126,697		134,987		38,221		48,836		9,915		70,679		72,266

Cash flow and other financial data:
Adjusted EBITDA(6)	$42,096		$23,043		$15,862		$41,783		$27,032		$12,614		$42,141
Net rent expense:(7)
Net rent expense, less amortization of rent- related purchase accounting adjustments	15,351		8,643		11,003		23,922		15,788		10,150		28,843
Amortization of rent-related purchase accounting adjustments	—		—		(139)		(301)		(222)		322		837
Capital expenditures(8)	27,064		6,929		4,265		10,599		9,904		10,845		15,868
Depreciation and amortization	17,880		9,756		8,331		15,330		8,948		5,306		14,670
Cash flow from operating activities	38,259		18,346		(6,361)		29,119		12,299		5,579		22,520
Cash flow from investing activities	(24,099)		(6,870)		(120,631)		(10,278)		(11,137)		(138,640)		(19,297)
Cash flow from financing activities	(41,251)		(969)		121,050		(8,388)		(8,147)		129,351		(7,217)

Ratio data:
Ratio of earnings to fixed charges(9)	4.3	x	0.2	x	1.4	x	1.0	x	0.8	x	1.0	x	1.0	x
Ratio of total debt to Adjusted EBITDA	0.1	x					2.3	x					3.4	x
Ratio of Adjusted EBITDA to interest expense	51.5	x	78.9	x	3.5	x	4.3	x	4.8	x	2.3	x	2.8	x

Operating data:
Village Inn company-operated locations (at end of period)	107		108		109		109		117		118		121
Bakers Square company-operated locations (at end of period)	149		150		147		148		148		149		150
Village Inn franchised locations (at end of period)	115		116		115		115		106		105		103
Change in same unit sales—Village Inn	1.9%		0.4%		(0.9)%		0.2%		(0.2)%		0.4%		2.2%
Change in same unit sales—Bakers Square	1.7%		(0.6)%		(0.1)%		1.8%		(1.3)%		(4.7)%		(1.0)%
Change in total same unit sales	1.8%		(0.2)%		(0.4)%		1.1%		(0.8)%		(2.6)%		0.4%

(1)          Other operating expense consists primarily of rent, utilities, depreciation and marketing expenses.

(2)          We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective in fiscal 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

(3)          We incurred various expenses directly related to the May 2001 and June 2003 acquisitions of the predecessor companies. The components of the transaction expenses are as follows:

	VICORP Restaurants, Inc.		Midway Investors Holdings Inc.			VI Acquisition Corp.
(In thousands)	Fiscal year ended October 29, 2000	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004
Transaction expenses:
Employment contract termination and stock compensation(a)	$—	$6,018	$—	$—	$5,574	$—	$—
Legal, accounting and other professional fees	—	1,675	—	279	3,862	49	75
Severance costs(b)	—	—	—	—	—	1,177	—
Legal settlements(c)	—	8,300	—	—	—	—	50
Total transaction expenses	$—	$15,993	$—	$279	$9,436	$1,226	$125
Debt extinguishment costs:(d)(e)
Debt prepayment penalties	$—	$—	$—	$—	$1,298	$—	$2,305
Write-off of deferred debt financing costs	—	—	—	—	3,322	—	4,344
Derivative termination	—	—	—	—	1,896	—	207
Total debt extinguishment costs	$—	$—	$—	$—	$6,516	$—	$6,856

(a)          We recognized $6.0 million of compensation expense associated with the exercise of stock options in connection with the May 2001 acquisition. In connection with the June 2003 acquisition we paid senior employees a total of $2.1 million to terminate their existing employment contracts and recognized $3.5 million of compensation expense associated with the exercise of stock options.

(b)         We made severance payments totaling $1.2 million, primarily related to our former chief executive officer, pursuant to contractual provisions triggered by the June 2003 acquisition.

(c)          We settled two class-action legal claims and one individual labor-related legal claim for $8.9 million, offset by $0.6 million of insurance proceeds received in respect of those claims, as a condition to the May 2001 acquisition.

(d)         In connection with the June 2003 acquisition, we incurred $6.5 million of debt extinguishment costs, including prepayment penalties of $1.3 million relating to the prepayment of existing debt, $3.3 million of noncash write-offs of unamortized deferred debt financing costs related to prior credit facilities and $1.9 million of costs related to terminating interest rate swaps effected to hedge interest rate risk on existing debt.

(e)          In connection with the April 2004 refinancing, we incurred $6.9 million of debt extinguishment costs, including prepayment penalties of $2.3 million, $4.4 million of noncash write-offs of unamortized deferred financing costs and $0.2 million of costs relating to terminating interest rate swaps.

(4) Working capital is defined as current assets less current liabilities.

(5) Total debt at the end of each of the periods presented represents the following:

VICORP Restaurants, Inc.—Capital lease obligations and other long-term debt;

Midway Investors Holdings Inc.—Term loan and revolving borrowings outstanding under a senior secured credit facility, subordinated debt (net of original issue discounts), capital lease obligations and redeemable preferred stock;

VI Acquisition Corp. (October 26, 2003) —Term loan and revolving borrowings under our prior senior secured credit facility, subordinated debt (net of original issue discounts), capital lease obligations and a letter of credit secured by our capital stock; and

VI Acquisition Corp. (October 28, 2004) —Senior unsecured notes payable, term loan and revolving borrowings under our senior secured credit facility, subordinated debt (net of original issue discounts) and capital lease obligations.

(6)          EBITDA represents net income (loss) before interest expense, income taxes, depreciation on property plant and equipment and amortization on franchise rights. Adjusted EBITDA excludes the transaction expenses and debt extinguishment costs discussed above in footnote 3, noncash compensation costs related to option issuances, and noncash impairment expense and amortization of rent-related purchase accounting adjustments. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain unusual items that we do not expect to incur in the future and certain noncash items.

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss).

	VICORP Restaurants, Inc.		Midway Investors Holdings Inc.			VI Acquisition Corp.
(In thousands)	Fiscal year ended October 29, 2000	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004

Net income (loss)	$14,671	$(682)	$2,882	$10,529	$(2,195)	$569	$693
Provision for income taxes (benefit)	8,654	(2,316)	233	5,779	(1,986)	(280)	(359)
Interest expense	817	292	4,524	9,786	5,550	5,330	15,161
Depreciation and amortization	17,880	9,756	8,331	15,330	8,948	5,306	14,670
Asset retirements	74	—	31	88	237	141	438
Asset impairments	—	—	—	—	96	—	552
EBITDA	42,096	7,050	16,001	41,512	10,650	11,066	31,155
Litigation settlement	—	—	—	—	—	—	3,168
Transaction expenses	—	15,993	—	279	9,436	1,226	125
Debt extinguishment costs	—	—	—	—	6,516	—	6,856
Noncash compensation expense	—	—	—	293	652	—	—
Amortization of rent- related purchase accounting adjustments(7)	—	—	(139)	(301)	(222)	322	837
Adjusted EBITDA	$42,096	$23,043	$15,862	$41,783	$27,032	$12,614	$42,141

(7)          Increases in net rent expense over the periods presented are primarily due to the sale-leaseback transactions that were entered into in connection with the May 14, 2001 acquisition of VICORP Restaurants, Inc., relating to 48 restaurants, and the June 14, 2003 acquisition of Midway Investors Holdings Inc., relating to ten restaurants. Net rent expense also includes the effects of recording the known escalations in our rent expense on a straight-line basis over the committed term of the lease. Additionally, net rent expense includes amortization of the fair market rent adjustments which we were required to recognize under purchase accounting at the time of each of the May 2001 and June 2003 acquisitions.

(8)          Capital expenditures include capital spent for new stores, remodeling projects, restaurant maintenance and corporate capital projects.

(9)          For purposes of calculating the ratio of earnings to fixed charges, earnings represent earnings before income taxes, plus fixed charges (excluding amortization of capitalized interest). Fixed charges include interest expense (including amortization of deferred debt financing costs), capitalized interest and the portion of operating rental expense, which management believes is representative of the interest component of rent expense.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K under “Forward-looking statements” and under “Risk factors.” You should read the following discussion in conjunction with “Item 6. Selected financial data” and our audited consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

Company profile

We operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of October 28, 2004, our company, which was founded in 1958, had 374 restaurants in 25 states, consisting of 271 company-operated restaurants and 103 franchised restaurants.  We also produce premium pies at three strategically located facilities that we serve in our restaurants or sell to third parties.

Our Village Inn restaurants are known for serving fresh breakfast items throughout the day, and we have leveraged our breakfast heritage to include traditional American fare at lunch and dinner. Our Bakers Square restaurants have built upon the reputation of our signature pies to offer quality meals at breakfast, lunch and dinner. Our broad offering of affordable menu items is designed to appeal to a demographically diverse customer base, including families, senior citizens and other value-oriented diners.

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

(Units)	2002	2003	2004
Village Inn company-operated restaurants:
Beginning of period	109	109	118
Acquired from franchisee	—	8	1
Openings	—	2	5
Conversion to a Bakers Square	—	—	(1)
Closings	—	(1)	(2)
End of period	109	118	121
Bakers Square company-operated restaurants:
Beginning of period	147	148	149
Openings	1	3	3
Conversion from a Village Inn	—	—	1
Closings	—	(2)	(3)
End of period	148	149	150
Total company-operated restaurants	257	267	271
Village Inn franchised restaurants:
Beginning of period	115	115	105
Openings	4	2	—
Acquired by our company	—	(8)	(1)
Closings	(4)	(4)	(1)
End of period	115	105	103
Total restaurants	372	372	374

Our Village Inn and Bakers Square concepts operate in the “family-dining” segment of the full service restaurant category. Full service restaurants offer broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the “limited service” segment serve customers at a counter or through a drive-thru window. We believe the family-dining category has a loyal customer base and stable characteristics. According to Technomic, Inc., the family-dining segment grew at a compound growth rate of 1.6% from 1997 to 2002 and is projected to continue to grow at 1.0% per year over the next four years. In the family-dining category, the average per-person check generally ranges from $6 to $9, and diners in this category are sensitive to changes in price. In 2004, the average per-person check at Village Inn was $7.65 and the average per person check at Bakers Square was $8.70. One of the important elements of our business strategy is to provide our customers with an attractive value by offering quality food at reasonable prices. As a result, we continually strive to maintain and improve the efficiency of our operations.

Management overview

Our restaurant revenues are affected by restaurant openings and closings and same unit sales performance. Same unit sales is a measure of the percentage increase or decrease of the sales of units open at least 18 months relative to the same period in the prior year. We do not use new restaurants in our calculation of same unit sales until they are open for 18 months in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results.  Same unit sales is an important indicator within the restaurant industry because small changes in same unit sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

Within both Village Inn and Bakers Square, the restaurant count has only increased modestly over the last three years.  However, with our new strategic focus, we intend to increase the number of company-operated Village Inn and Bakers Square restaurants more significantly over the next several years.  We currently expect to open an estimated 23 to 27 new restaurants in fiscal 2005.

Like much of the restaurant industry, we view same unit sales as a key performance metric, at the individual unit level, within regions, across each chain and throughout our company. With our field-level and corporate information systems, we monitor same unit sales on a daily, weekly and four-week period basis from the chain level down to the individual unit level. The primary drivers of same unit sales performance are changes in the average per-person check and changes in the number of customers, or customer count. Average check performance is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entrée count, exclusive of take-out business, and sales of whole pies, which we believe is indicative of overall customer traffic patterns. To increase average unit sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. We also selectively increase prices, but are constrained by the price sensitivity of customers in our market segment and our desire to maintain an attractive price-to-value relationship that is a fundamental characteristic of our concepts. For example, we raised prices in our Bakers Square units in fiscal 2002 and fiscal 2003, and while some unit sales increased in fiscal 2003, guest traffic declined. As a result, we generally have increased prices in line with increases in the consumer price index, and expect to continue to do so in the future. Same unit sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants, the attractiveness and physical condition of our restaurants, as well as local and national economic factors. From fiscal 2000 through fiscal 2004, Village Inn recorded average annual same unit sales growth of 0.8% and Bakers Square recorded a modest average annual same unit sales decline of 0.1%.

As of October 28, 2004, we had 103 franchised Village Inn restaurants in eight states, operated by 25 franchisees which operate one to eleven restaurants each.  Our revenue attributable to franchise operations, consisting primarily of royalty income has averaged approximately 1.4% of our total revenues over the last three years. On February 24, 2003, we acquired eight restaurants from a franchisee in Albuquerque, New Mexico for $4.6 million, which subsequently reduced our franchise revenue and increased our company-operated restaurant revenue. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.

In addition to unit sales, the other major factor affecting the performance of our restaurants is the cost associated with operating our restaurants. We monitor and assess these costs principally as a percentage of a restaurant’s revenues, or on a margin basis. The operating margin of a restaurant is the profitability, expressed as a percentage of sales, of the restaurant after accounting for all direct expenses of operating the restaurant. Another key performance metric is the prime margin, which is the profitability, expressed as a percentage of sales, of the restaurants after deducting the two most significant costs, labor and food. Due to the importance of both labor cost and food cost, we closely monitor prime margin from the chain level down to the individual restaurant. We have systems in place at each restaurant to assist the restaurant managers in effectively managing these costs to improve prime margin.

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In January 2004, the minimum wage rate for the state of Illinois increased and is scheduled to do so again in January 2005.  The state of Florida’s minimum wage is scheduled to increase in June 2005.

While the wage rates are largely externally determined, labor utilization within our restaurants is more subject to our control and is closely monitored. We seek to staff each restaurant to provide a high level of service to our customers, without incurring more labor cost than is needed. We have included labor scheduling tools in each of our company-operated restaurants’ back office systems to assist our managers in improving labor utilization. We monitor labor hours actually incurred in relation to sales and customer count on a restaurant- by-restaurant basis throughout each week. We have been able to modestly reduce our labor cost percentage from 32.3% in fiscal 2001 to 31.8% in fiscal 2004 as a result of modifying our internal processes to provide our restaurant managers greater control over employee utilization and overtime.

In managing prime margin, we also focus on percentage food cost, which is food cost expressed as a percentage of total revenues. Our food cost is affected by several factors, including market prices for the food ingredients, our effectiveness at controlling waste and proper portioning, and shifts in our customers’ buying habits between low-food-cost and high-food-cost menu items. Our ReMACS food cost management system within each restaurant measures actual ingredient costs and actual customer product purchases against an “ideal” food cost standard. Ideal food cost is calculated within each restaurant based on the cost of ingredients used, assuming proper portion size, adherence to recipes, limited waste and similar factors. We track variances from ideal food cost within each restaurant and seek to address the causes of such variances, to the extent they are within our control, in order to improve our percentage food cost. In addition, our centralized purchasing department buys a majority of the products used in both Village Inn and Bakers Square (as well as our pie production operations), leveraging the purchasing volumes of our restaurants and our franchisees to obtain favorable prices. We attempt to stabilize potentially volatile prices for certain high-cost ingredients such as chicken, beef, coffee and dairy products for three to twelve month periods by entering into purchase contracts when we believe that this will improve our food cost. We also use “menu engineering” to promote menu items which have a lower percentage food cost. However, we are vulnerable to fluctuations in food costs. Given our customers’ sensitivity to price increases and since we only reprint our full menus every six months, our ability to adjust prices and featured menu items in response to rapidly changing commodity prices is limited.

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

As a result of our efforts, we lowered our consolidated food cost percentage at our restaurants by 2.3% to 26.6% of total revenues for fiscal 2004 from 28.9% of total revenues for fiscal 2001.  Controlling food costs presents ongoing challenges.

Other operating expenses principally include occupancy costs, depreciation, supplies, repairs and maintenance, utility costs, marketing expenses, insurance expenses and workers’ compensation costs. Historically, these costs have increased over time and many are not directly related to the level of sales in our restaurants. We have experienced increases in many of these items throughout the last three fiscal years, particularly utility costs and insurance expenses. In order to maintain our operating performance levels, and to address expected cost increases, we will be required to increase efficiency in restaurant operations and increase sales, although there is no assurance that we will be able to offset future cost increases.

Our 2004 financial results included:

•                  Growth of revenues by 3.2% to $399.7 million from 2003 to 2004, reflecting the net addition of 14 company-operated restaurants over the past two years (including the net addition of four restaurants during 2004).  Same store sales modestly increased by 0.4% from 2003 to 2004.

•                  Improvement in operating income to $21.8 million from $12.9 million in 2003.  Our 2004 results included a $3.2 million litigation settlement expense and our 2003 results included $10.7 million of transaction expenses.

•                  Net income improved to a $0.7 million profit in 2004 from a $1.6 million loss in 2004.  We incurred debt extinguishment costs in both years ($6.8 million for 2004 and $6.5 million for 2003).  Interest expense increased $4.3 million in 2004 as a result of financing associated with the acquisition of our company in June 2003.

Factors affecting comparability

On May 14, 2001, Midway Investors Holdings Inc., a newly created holding company, purchased VICORP Restaurants, Inc., which was a publicly owned company prior to the acquisition. On June 14, 2003, VI Acquisition Corp., a newly created holding company, purchased Midway Investors Holdings Inc. Neither of these holding companies has had any independent operations, and consequently the consolidated statements of operations of Midway Investors Holdings Inc. and VI Acquisition Corp. are substantially equivalent. As a result of applying the required purchase accounting rules to these acquisitions, our financial statements for periods following the transactions were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the two respective acquisition dates, which resulted in different accounting bases being applied in different periods. In particular, occupancy expense increased as existing rent escalator accruals were eliminated as part of purchase accounting and the amount of future rent escalator accruals were recalculated based upon the lease escalator provisions applicable over the remaining life of the leases at each acquisition date. In addition, depreciation expense increased as a result of the increase in the valuation of our assets, which correspondingly increased our depreciable base. As a result, the financial information for the periods from May 14, 2001 through June 13, 2003, from October 28, 2002 to June 13, 2003, from June 14, 2003 through October 26, 2003 and from October 27, 2003 through October 28, 2004 are not comparable to one another in certain respects. The term “predecessor” refers to Midway Investors Holdings Inc. which was merged into VI Acquisition Corp. in connection with the refinancing.

As a result of these changes, the historical financial information in this Annual Report on Form 10-K and related discussions relate to the entity specified below for the following periods:

Fiscal year ended October 27, 2002	Midway Investors Holdings Inc.
October 28, 2002 to June 13, 2003	Midway Investors Holdings Inc.
June 14, 2003 to October 26, 2003	VI Acquisition Corp.
Fiscal year ended October 28, 2004	VI Acquisition Corp.

In our analysis, we combine partial periods into fiscal periods to aid the discussion of financial information. The combined periods are not necessarily comparable and should not be given more emphasis than the individual components.

At the time of each of the two acquisitions, we also sold certain properties under sale-leaseback transactions to help finance the acquisitions. Specifically, we sold 48 properties in May 2001 for an aggregate of $57.2 million and an additional ten properties in June 2003 for an aggregate of $13.9 million. As discussed below, the sale-leaseback transactions have resulted in higher rent expense and lower depreciation expense subsequent to the transactions.

On February 24, 2003, we purchased one of our franchisees which owned and operated eight Village Inn restaurants in the Albuquerque, New Mexico area for $4.6 million. After the acquisition, revenue associated with these restaurants was included in our restaurant revenues, and since the date of the acquisition we have not earned franchise revenues from those units. Please refer to the table above for information on unit openings during the relevant periods.

Our fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Beginning January 22, 2004, we changed our fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased fiscal 2004 by an extra four days (368 days in fiscal 2004 versus 364 in fiscal 2003). This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when our restaurants are busier.

Critical accounting policies and estimates

In the ordinary course of business, our company makes a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates and assumptions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management judgment about the effect of matters that are uncertain.

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

Property and equipment

Property and equipment is recorded at cost and is depreciated on the straight-line basis over the estimated useful lives of such assets. The useful lives of assets range from 20 to 40 years for buildings and three to ten years for equipment and improvements. Changes in circumstances such as the closing of units within underproductive markets or changes in our capital structure could result in the actual useful lives of these assets differing from our estimates.

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During fiscal 2004, we concluded that a $552,000 impairment charge was necessary.

Following the June 2003 acquisition, we analyzed fixed assets and adjusted these assets to their fair market values as of the date of the transaction. Asset fair market values were determined through receipt of third party real estate appraisals as well as the application of management judgment for those properties for which external valuations could not be obtained. These procedures resulted in our increasing the value of property and equipment by $6.2 million following the June 2003 acquisition.

Capital and operating leases

We are the prime lessee under various land, building and equipment leases for company-operated and some franchisee-operated locations, pie manufacturing facilities and other non-company-operated locations, which include warehouse space and parking facilities. Actual cash rents are charged to the operating units on a daily basis as incurred.

Following the June 2003 acquisition, we analyzed all capital and operating leases which had not been initiated or renewed in the past 18 months to determine the fair market value of these agreements. Lease fair market values were determined by obtaining comparable rents for select locations through third-party advisors and reviewing sale-leaseback transactions within the past 18 months to determine an average rent as a percentage of unit sales. This average was applied to each location to determine fair value rents. As a result, an additional rent obligation of $8.0 million was recorded in June 2003. These additional rents are amortized over the remaining life of the underlying lease agreements.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. As of October 28, 2004, we had an insurance reserve liability of $8.8 million recorded.  For fiscal 2005, our anticipated claim costs are $10.1 million for employee medical/dental claims, $3.4 million for workers’ compensation and $1.0 million for general liability claims. We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Loss contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations.  Significant contingencies include those related to litigation.  We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement.  Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements.  If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.  During the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with our agreement in principle to settle two class action lawsuits.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of October 28, 2004, we had net deferred tax assets of $25.1 million, which included $11.8 million of FICA tip credit carryforwards, expiring at various dates through 2024.  Approximately $9.6 million of the FICA tip credit carryforwards were generated prior to the our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, valuation allowances are established. The valuation allowance is based on our estimates of future taxable income by each jurisdiction in which we operate, tax planning strategies and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position.

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

Results of operations

	Predecessor
	Fiscal year ended	Period ended		Combined	Fiscal year ended
	October 27,	June 13,	October 26,	2003	October 28,
(In thousands)	2002	2003	2003	Period	2004
Revenues:
Restaurant operations	$377,630	$243,157	$138,696	$381,853	$394,667
Franchise operations	5,796	3,448	1,916	5,364	5,057
	383,426	246,605	140,612	387,217	399,724
Costs and expenses:
Restaurant costs:
Food	104,298	66,186	37,219	103,405	106,294
Labor	122,850	79,016	45,500	124,516	127,251
Other operating expenses	100,002	65,629	40,531	106,160	111,663
Franchise operating expenses	3,092	1,583	1,032	2,615	2,490
General and administrative expenses	26,598	16,533	9,447	25,980	25,193
Litigation settlement	—	—	—	—	3,168
Transaction expenses	279	9,436	1,226	10,662	125
Management fees	1,000	674	185	859	1,159
Asset impairments	—	96	—	96	552
	358,119	239,153	135,140	374,293	377,895
Operating profit	25,307	7,452	5,472	12,924	21,829
Interest expense	(9,786)	(5,550)	(5,330)	(10,880)	(15,161)
Debt extinguishment costs	—	(6,516)	—	(6,516)	(6,856)
Other income, net	787	433	147	580	522
Income (loss) before income taxes	16,308	(4,181)	289	(3,892)	334
Provision for income taxes (benefit)	5,779	(1,986)	(280)	(2,266)	(359)
Net income (loss)	10,529	(2,195)	569	(1,626)	693
Preferred stock dividends and accretion	(3,570)	(2,260)	(2,627)	(4,887)	(7,560)
Net income (loss) attributable to common stockholders	$6,959	$(4,455)	$(2,058)	$(6,513)	$(6,867)

	Predecessor
	Fiscal year ended	Period ended		Combined	Fiscal year ended
	October 27,	June 13,	October 26,	2003	October 28,
	2002	2003	2003	Period	2004
Revenues:
Restaurant operations	98.5%	98.6%	98.6%	98.6%	98.7%
Franchise operations	1.5	1.4	1.4	1.4	1.3
	100.0	100.0	100.0	100.0	100.0
Costs and expenses
Restaurant costs:
Food	27.2	26.8	26.5	26.7	26.6
Labor	32.0	32.0	32.4	32.2	31.8
Other operating expenses	26.1	26.6	28.8	27.4	28.0
Franchise operating expenses	0.8	0.7	0.7	0.7	0.6
General and administrative expenses	6.9	6.7	6.7	6.7	6.3
Litigation settlement	—	—	—	—	0.8
Transaction expenses	0.1	3.8	0.9	2.8	0.0
Management fees	0.3	0.3	0.1	0.2	0.3
Asset impairments	—	0.1	—	0.0	0.1
	93.4	97.0	96.1	96.7	94.5
Operating profit	6.6	3.0	3.9	3.3	5.5
Interest expense	(2.6)	(2.3)	(3.8)	(2.8)	(3.8)
Debt extinguishment costs	—	(2.6)	—	(1.7)	(1.7)
Other income, net	0.2	0.2	0.1	0.2	0.1
Income (loss) before income taxes	4.2	(1.7)	0.2	(1.0)	0.1
Provision for income taxes (benefit)	1.5	(0.8)	(0.2)	(0.6)	(0.1)
Net income (loss)	2.7	(0.9)	0.4	(0.4)	0.2
Preferred stock dividends and accretion	(0.9)	(0.9)	(1.9)	(1.3)	(1.9)
Net income (loss) attributable to common stockholders	1.8%	(1.8)%	(1.5)%	(1.7)%	(1.7)%

Fiscal 2004 compared to the combined periods beginning October 28, 2002 through June 13, 2003 and beginning June 14, 2003 through October 26, 2003 (together, the “Combined 2003 Period”)

Total revenues increased by $12.5 million, or 3.2%, to $399.7 million in fiscal 2004, from $387.2 million for the Combined 2003 Period.  The increase was largely due to operating six more locations on average in fiscal 2004 compared to the Combined 2003 Period.  We also experienced a 0.4% increase in same unit sales for fiscal 2004 over the Combined 2003 Period, and fiscal 2004 had four extra days compared to the Combined 2003 Period. Village Inn same unit sales for fiscal 2004 increased 2.2% over the Combined 2003 Period, and Bakers Square same unit sales decreased 1.0% over the same period. Average guest spending increased 1.6% at Village Inn and 3.7% at Bakers Square in fiscal 2004 compared to the Combined 2003 Period.

Food costs increased by $2.9 million, or 2.8%, to $106.3 million in fiscal 2004, from $103.4 million for the Combined 2003 Period.  Food costs as a percentage of total revenues slightly decreased to 26.6% for fiscal 2004 from 26.7% in the Combined 2003 Period.  Menu engineering and menu price increases generally offset unfavorable commodity costs experienced in fiscal 2004.  Food commodity costs were very volatile in fiscal 2004 and generally were very high in the early- to mid-portions of the fiscal year with moderation near the end of the fiscal year.  During the year, we experienced the highest prices we have seen in the last five years for butter, eggs, poultry, pork and fryer oil all of which are important ingredients in our products.  In addition, beef prices remained historically high and record high diesel fuel prices increased our delivery costs.

Labor costs increased by $2.8 million, or 2.2%, to $127.3 million in fiscal 2004, from $124.5 million for the Combined 2003 Period, but as a percentage of total revenues declined to 31.8% from 32.2% over these periods. Labor costs as a percentage of revenues decreased between the periods as the result of hourly labor efficiencies and reduced overtime due in part to moving our end of week to a Thursday from a Sunday which allowed for us to manage scheduling and overtime issues during less busy times of the week.  In addition, management bonus expense decreased as a result of revisions in the management incentive bonus programs implemented at the beginning of fiscal 2004, which established more conservative bonus qualifier thresholds and limited the eligibility to participate in the bonus program based upon completion of specified training programs.

Other operating expenses increased by $5.5 million, or 5.2%, to $111.7 million in fiscal 2004 from $106.2 million for the Combined 2003 Period. Other operating expenses as a percentage of total revenues increased from 27.4% to 28.0% over these periods. This increase was primarily due to higher occupancy costs resulting from the sale and leaseback of 13 locations in 2003 and the fair market value adjustments to operating and capital leases associated with our June 2003 acquisition. Partially offsetting this increase was a decrease in advertising expenses.

General and administrative expenses decreased $0.8 million, or 3.1%, to $25.2 million for fiscal 2004 from $26.0 million for the Combined 2003 Period. This decrease resulted from $0.5 million in deferred compensation charges recorded in the Combined 2003 Period compared to no such charges in fiscal 2004, lower direct construction oversight and support expenses in fiscal 2004 due to increased construction capitalization activity and lower manager-in-training costs in fiscal 2004.  Partially offsetting the decrease were $0.6 million of expenses in fiscal 2004 related to a Bakers Square brand revitalization study.  As a percentage of revenues, general and administrative expenses were 6.3% in fiscal 2004 compared to 6.7% in the Combined 2003 Period, which was reflective of the reduced costs and economies of scale associated with the higher revenues.

Litigation settlement expenses increased by $3.2 million in fiscal 2004 due to the proposed settlement of two class action employee practices claims.  No litigation settlement was incurred in the Combined 2003 Period.

Transaction expenses of $10.7 million were incurred in the Combined 2003 Period associated with the acquisition of our Company.  Only $0.1 million of transaction costs were incurred in fiscal 2004.

Impairment expense of $0.6 million was incurred in fiscal 2004 compared to $0.1 million in the Combined 2003 Period.  The impairment in fiscal 2004 related to nine restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and the fair market value of the assets was less than the carrying value.   The impairment in the Combined 2003 Period related to one such restaurant location.

Operating profit increased by $8.9 million, or 69.0%, to $21.8 million in fiscal 2004, from $12.9 million for the Combined 2003 Period. Operating profit as a percentage of total revenues for fiscal 2004 increased from 3.3% to 5.5% over the Combined 2003 Period. This increase in profit margin was primarily due to the $10.7 million of transaction costs in the Combined 2003 Period partially offset by $3.2 million of litigation settlement costs in fiscal 2004.

Interest expense increased by $4.3 million, or 39.4%, to $15.2 million in fiscal 2004, from $10.9 million for the Combined 2003 Period. Interest expense as a percentage of total revenues increased from 2.8% to 3.8% over these periods. This increase was due primarily to larger outstanding average debt balances during the fiscal 2004 compared to the Combined 2003 Period. The increase in interest expense in fiscal 2004 was the result of the borrowings made in June 2003 to help finance the acquisition of our company which were outstanding for the entire fiscal 2004 year.

Debt extinguishment costs of $6.9 million were incurred in fiscal 2004 in connection with the refinancing of our debt that closed April 14, 2004.  These expenses included $2.3 million of prepayment penalties, a write-off of deferred financing costs of $4.4 million associated with the previous obligations and settlement of outstanding derivative obligations in the amount of $0.2 million.  Debt extinguishment costs of $6.5 million were recorded for the Combined 2003 Period as a result of costs related to terminating financing arrangements prior to their maturity in connection with the June 2003 acquisition of our company.  Included within the $6.5 million in debt extinguishment costs were a write-off of deferred financing cost of $3.3 million, early termination costs of $1.3 million and costs associated with terminating unfavorable derivative instruments of $1.9 million.

Provision for income taxes (benefit) for fiscal 2004 was a benefit of $0.4 million.  For the Combined 2003 Period, an income tax benefit of $2.3 million was recorded. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

Net income (loss) increased by $2.3 million to a $0.7 million profit in fiscal 2004, from a $1.6 million loss for the Combined 2003 Period.  Net income as a percentage of total revenues increased to 0.2% from (0.4%) over these periods.

Preferred stock dividends and accretion increased by $2.7 million to $7.6 million in fiscal 2004 from $4.9 million for the Combined 2003 Period as a result of the redemption of $36.5 million liquidation preference of preferred stock of Midway Investors Holdings Inc. that accrued dividends at a rate of 8.94% per annum and the issuance of $69.7 million liquidation preference of preferred stock of VI Acquisition Corp. that accrue dividends at a rate of 10.0% per annum in connection with the June 2003 acquisition. Until the June 2003 acquisition, Midway Investors Holdings Inc. had, and following the June 2003 acquisition VI Acquisition Corp. has, outstanding preferred stock. Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared. Covenants contained in our senior secured credit agreement and the indenture governing our 10½% notes restrict our ability to declare dividends on our preferred stock.

Combined periods beginning October 28, 2002 through June 13, 2003 and beginning June 14, 2003 through October 26, 2003 compared to fiscal 2002

Total revenues increased by $3.8 million, or 1.0%, to $387.2 million for the Combined 2003 Period, from $383.4 million in fiscal 2002. The increase in revenues was principally due to revenues from ten new company-operated restaurants acquired or opened during the Combined 2003 Period, slightly offset by a decrease in pie sales of $0.3 million. We experienced a 1.4% decrease in same unit sales for the Combined 2003 Period compared to fiscal 2002. Village Inn same unit sales for the Combined 2003 Period increased 0.1% over fiscal 2002, and Bakers Square same unit sales decreased 2.5%. Affecting the change in same unit sales, we experienced a 3.5% increase in average per-person check size and a 3.5% decrease in entrée count for our Village Inn restaurants in the Combined 2003 Period as compared to fiscal 2002. We also experienced a 2.7% increase in average per-person check size and a 5.1% decrease in entrée count for our Bakers Square restaurants in the Combined 2003 Period as compared to fiscal 2002. We believe that the decrease in pie and Bakers Square revenues was primarily the result of a challenging economic environment.

Food costs decreased by $0.9 million, or 0.9%, to $103.4 million in the Combined 2003 Period, from $104.3 million in fiscal 2002. Food cost as a percentage of total revenues declined from 27.2% to 26.7% over these periods with improvements of 0.5% at both Village Inn and Bakers Square. The decrease resulted from increased management of the cost of food, which reduced the difference between actual food cost and ideal food cost. Menu price increases of approximately 3.1% exceeded food cost inflation and contributed to the decline as a percentage of revenues.

Labor costs increased by $1.7 million, or 1.4%, to $124.5 million in the Combined 2003 Period, from $122.8 million for fiscal 2002. Labor costs as a percentage of total revenues increased from 32.0% to 32.2% during these periods. $1.6 million of the increase was associated with increased store count resulting from our acquisition of the eight New Mexico units. Employee benefit costs increased $0.5 million and were offset by lower bonus payouts for the Bakers Square managers due to a change in their incentive program. Village Inn reduced overtime expense by $0.2 million due to our modifying internal processes to provide our restaurant managers greater control over employee utilization and overtime.

Other operating expenses increased by $6.2 million, or 6.2%, to $106.2 million in the Combined 2003 Period, from $100.0 million in fiscal 2002. Other operating expenses as a percentage of total revenues increased from 26.1% to 27.4% during these periods. $2.0 million of this increase was due to increased occupancy expense resulting from our sale-leaseback transactions. We also increased advertising program expenditures by $1.7 million in an effort to increase customer traffic. In addition, we experienced a $1.2 million increase in utility costs across all of our markets, incurred $0.4 million in repair and maintenance expenses and incurred $0.3 million of incremental pre-opening expense over fiscal 2002 as a result of new unit openings.

General and administrative expenses decreased by $0.6 million, or 2.3%, to $26.0 million in the Combined 2003 Period, from $26.6 million in fiscal 2002. General and administrative expenses expressed as a percentage of total revenues declined from 6.9% to 6.7% during these periods reflective of the higher revenue and lower costs in the Combined 2003 Period. This decrease was primarily the result of a decrease of $1.3 million in bonuses paid in connection with our corporate management incentive plan, partially offset by a $0.4 million increase in compensation costs associated with options and warrants and a $0.1 million increase in the cost of providing benefits to employees.

Operating profit decreased by $12.4 million, or 49.0%, to $12.9 million for the Combined 2003 Period from $25.3 million in fiscal 2002. Operating profit as a percentage of total revenues declined from 6.6% to 3.3% over these periods. The decrease in operating profit and operating margin for the Combined 2003 Period versus fiscal 2002 was primarily attributable to transaction expenses incurred in connection with the acquisition of our company on June 14, 2003, which decreased operating profit by $10.7 million, or 2.7% of total revenues, during the Combined 2003 Period. Excluding the impact of the transaction-related costs of $10.7 million and $0.3 million in the Combined 2003 Period and fiscal 2002, respectively, operating profit during the Combined 2003 Period would have been $23.6 million, or 6.2% of total revenues, compared to $25.6 million, or 6.6% of total revenues, during fiscal 2002.

In addition, the sale-leaseback transaction entered into in June 2003 resulted in additional cash rent expense of $0.4 million during the period from June 14, 2003 to October 26, 2003, and additional noncash rent expenses of $0.3 million which were recorded to reflect the estimated fair market value of leases as required by purchase accounting, partially offset by a decrease in depreciation expense of $0.1 million. Additionally, we incurred compensation costs related to the issuance of options to purchase shares of our predecessor’s common stock that were $0.4 million greater in the Combined 2003 Period than in fiscal 2002. These increased costs, totaling $1.1 million, decreased operating margin by 0.3% during the Combined 2003 Period.

Debt extinguishment costs of $6.5 million were recorded for the Combined 2003 Period as a result of costs related to terminating financing arrangements prior to their maturity in connection with the June 2003 acquisition of our company. No such charges were incurred for fiscal 2002. Included within the $6.5 million in debt extinguishment costs are a write-off of deferred financing cost of $3.3 million, early termination costs of $1.3 million and costs associated with terminating unfavorable derivative instruments of $1.9 million.

Provision for income taxes (benefit) for the Combined 2003 Period was a benefit of $2.3 million. This benefit reflects the loss before provision for income taxes for the Combined 2003 Period of $3.9 million and a tax benefit rate of 58.2%. For fiscal 2002, the provision for income taxes of $5.8 million reflects a tax provision rate of 35.4%. These rates differ from our statutory rate of 39.9% due to tax credits that we earn by paying FICA taxes on employee tips, partially offset by amortization relating to franchise rights that is nondeductible for tax purposes.

Net income (loss) decreased by $12.1 million to a net loss of $1.6 million for the Combined 2003 Period, from net income of $10.5 million for fiscal 2002. This decrease in profits was primarily the result of $10.7 million in transaction expenses and $6.5 million in debt elimination costs which were incurred in connection with the sale of our company.

Preferred stock dividends and accretion increased by $1.3 million, or 36.1%, to $4.9 million for the Combined 2003 Period, from $3.6 million for fiscal 2002, as a result of the redemption of $36.5 million liquidation preference of Midway Investors Holdings Inc. preferred stock that accrued dividends at a rate of 8.94% per annum and the issuance of $67.9 million liquidation preference of preferred stock of VI Acquisition Corp. that accrue dividends at a rate of 10.0% per annum in connection with the June 2003 acquisition.

Liquidity and capital resources

Cash requirements

Our principal liquidity requirements are to continue to finance our operations, service our debt and fund capital expenditures for maintenance and expansion.  Cash flow from operations has historically been sufficient to finance continuing operations and meet normal debt service requirements.  However, we are highly leveraged and our ability to repay borrowings at maturity is likely to depend in part on our ability to refinance the debt when it matures, which will be contingent on our continued successful operation of the business as well as other factors beyond our control, including the debt and capital market conditions at that time.

Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly.  The timing of our sales collections and vendor and labor payments are consistent with other companies engaged in the restaurant industry.

During fiscal 2005, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $26 million reflecting an acceleration of our unit growth.  Of this amount, $12 million is expected to be spent on new store construction, $6 million for remodels and the remainder on capital maintenance and other support related projects.   We may also have capital expenditures in fiscal 2005 related to our Bakers Square brand repositioning, although at present such plans have not been finalized.  We currently expect to open an estimated 23 to 27 new stores in fiscal 2005.

We may also be required to make cash payments associated with litigation settlements.  We expect our maximum net cash outlay for this litigation settlement to be $3.2 million reflecting indemnification of pre-acquisition activities by our predecessor for the balance of the $6.55 million proposed settlements.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant, and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On October 28, 2004, we had outstanding receivables of $4.1 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations

In April 2004, we completed a refinancing of our prior debt including a private placement of $126.5 million aggregate principal amount of 10½% senior unsecured notes maturing in April 2011.   The notes were issued at a discounted price of 98.791% of face value, resulting in proceeds before transaction costs of $125.0 million.  The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc.

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of October 28, 2004, we had issued letters of credit aggregating $7.3 million and had $1.4 million of borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of October 28, 2004, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $21.3 million.   Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc. The guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature in April 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  As of October 28, 2004, we were in compliance with these requirements.

We are subject to capital lease obligations related to nine of our leased properties. The principal component of our capital lease obligations was $3.7 million as of October 28, 2004. These capital leases have expiration dates ranging from December 2004 to January 2025. We are also the prime lessee under various operating leases for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through January 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.7 million as of October 28, 2004.

On October 28, 2004, our contractual obligations with respect to the above were as follows:

	Payments due by period
(In millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$16.4	$—	$—	$16.4	$—
10½% senior unsecured notes	126.5	—	—	—	126.5
Total long-term debt.	142.9	—	—	16.4	126.5
Capital lease obligations(1) (2)	7.5	0.6	1.0	0.9	5.0
Operating lease obligations (2)	295.0	27.3	49.6	41.9	176.2
Letters of credit (3)	7.3	7.3	—	—	—
Purchase commitments (4)	5.3	5.3	—	—	—
Total	$458.0	$40.5	$50.6	$59.2	$307.7

(1)          Amounts payable under capital leases represent gross lease payments, including both principal and interest components.

(2)          Many of our leases contain provisions that require additional rent payments contingent on sales performance and the payment of common area maintenance charges and real estate taxes.  Amounts in this table do not reflect any of these additional amounts.

(3)          We have letters of credit outstanding primarily to guarantee performance under insurance contracts.  The letters of credit are irrevocable and have one-year renewable terms.

(4)          We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at October 28, 2004 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

Prior indebtedness

Our previous credit facilities consisted of a $25.0 million revolving credit facility, a term A loan, and a term B loan issued pursuant to a credit agreement dated June 13, 2003.  In addition, we had outstanding subordinated indebtedness in the original principal amount of $45.0 million issued pursuant to an investment agreement dated June 13, 2003.  The prior term loans and the prior subordinated debt were paid in full from a portion of the proceeds of our senior unsecured notes and our senior secured term loan.  In addition, a portion of these proceeds were used to pay an early redemption premium of $2.3 million on the subordinated debt, and to pay $0.2 million to terminate an interest rate swap agreement pursuant to which we agreed to make fixed rate payments in exchange for receiving quarterly floating rate payments at the three month LIBOR rate that applied to the borrowings under our previous senior secured credit facility.  In addition, in connection with the refinancing, we wrote off $4.4 million of unamortized debt financing costs in fiscal 2004 related to the prior debt.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Predecessor
	Fiscal year	Period ended		Combined	Fiscal year
	October 27,	June 13,	October 26,	2003	October 28,
(In millions)	2002	2003	2003	Period	2004
Net cash provided by operating activities	$29.1	$12.3	$5.6	$17.9	$22.5
Net cash used for investing activities	(10.2)	(11.1)	(138.7)	(149.8)	(19.3)
Net cash provided by (used for) financing activities	(8.4)	(8.2)	129.4	121.2	(7.2)
Net increase (decrease) in cash and cash equivalents	$10.5	$(7.0)	$(3.7)	$(10.7)	$(4.0)

Operating activities

For fiscal 2004, cash flows from operating activities increased $4.6 million compared to the Combined 2003 Period.  The increase resulted primarily from the use of $11.6 million of operating cash in the Combined 2003 Period for transaction and debt extinguishment costs compared to $2.6 million in fiscal 2004.  This was partially offset in part by $4.6 million of higher interest payments in fiscal 2004 due to the debt incurred as a result of the June2003 acquisition.

For the Combined 2003 Period, cash from operations decreased $11.2 million largely from the use of $11.6 million of operating cash for the transaction and debt extinguishment costs incurred in connection with the June 2003 acquisition.

Investing activities

Our capital expenditures, excluding amounts related to build-to-suits, for the last three fiscal years were comprised of the following:

(In millions)	Fiscal 2002	Combined 2003 Period	Fiscal 2004
New store construction	$1.0	$6.1	$3.5
Existing store remodel and refurbishment	2.2	2.7	5.8
Point-of-sale computer roll-out	1.3	5.9	—
Store capital maintenance	3.4	3.6	4.3
Pie production facility capital maintenance	0.8	0.6	1.4
Corporate related	0.5	0.6	0.9
Other	1.4	—	—
Purchase of property and equipment	$10.6	$19.5	$15.9

In addition to the capital expenditures noted above, we spent $6.8 million and $1.3 million for build-to-suit construction projects in fiscal 2004 and the Combined 2003 Period, respectively.  We received build-to-suit reimbursements from our landlords of $2.7 million and $1.3 million in fiscal 2004 and the Combined 2003 Period, respectively.   Also, we used $153.3 million of cash in the Combined 2003 Period for the June 2003 acquisition of our company and $3.8 million for our acquisition of Village Inn Pancake House of Albuquerque, Inc., a former Village Inn franchisee.  This spending was partially offset by $17.8 million received from the sale-leaseback of certain restaurant properties and $6.5 million received from other property dispositions.

Financing activities

We used cash in financing activities of $7.2 million during fiscal 2004, consisting principally of the net proceeds from our April 2004 debt refinancing and $1.4 million of borrowing under our revolving credit facility, offset by the periodic principal payments on the previous term debt and the repayment of $9.8 million on our previous revolving line of credit.

During the Combined 2003 Period, we generated cash from financing activities of $139.5 million from borrowings under our senior secured credit facility and $72.8 million from the issuance of new capital stock in connection with the June 2003 acquisition, all of which was used to repay existing indebtedness and partially fund the acquisition. We also generated $5.3 million from borrowings under our senior secured revolving credit facility. During the Combined 2003 Period we used $2.8 million of cash to repay a portion of our senior secured term loans. We also had $5.0 million of debt financing costs incurred in the June 2003 acquisition. In addition, we used cash of $1.0 million to redeem the shares of our former chief executive officer during the Combined 2003 Period.

In fiscal 2002, we used cash in financing activities of $8.4 million consisting of scheduled principal payments on our debt and capital leases.

Cash management

We have historically funded the majority of our capital expenditures out of cash from operations. We have on occasion obtained, and may in the future obtain, capitalized lease financing for certain expenditures related to equipment. Our investment requirements for new restaurant development include requirements for acquisition of land, building and equipment.  Historically we have either acquired all of these assets for cash, or purchased building and equipment assets for cash and acquired a leasehold interest in land. We have entered into sale-leaseback arrangements for many of the land and building assets that we have purchased in the past. Since the initial net cash investment required for leased units is significantly lower than for owned properties, we intend to focus on leasing sites for future growth so that we only have to fund the equipment portion of our new restaurant capital costs from our cash flows. We believe that this will reduce our upfront cash requirements associated with new restaurant growth and enable us to increase our return on these investments, although it will result in significant long term obligations under either operating or capital leases.

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk primarily from changes in interest rates and changes in food commodity prices.

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of October 28, 2004, $16.4 million, or 11.3% of our total debt and capitalized lease obligations of $145.2 million, bears interest at a floating rate.  A hypothetical one hundred basis increase in interest rates for our variable rate borrowings, as of October 28, 2004, would increase our future interest expense by approximately $0.2 million per year.   This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

Many of the ingredients purchased for use in the products sold to our guests are subject to unpredictable price volatility outside of our control.  We try to manage this risk by entering into selective short-term agreements for the products we use most extensively.  Also, we believe that our commodity cost risk is diversified as many of our food ingredients are available from several sources and we have the ability to modify recipes or vary our menu items offered.  Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future.  To compensate for a hypothetical price increase of 10% for food ingredients, we would need to increase prices charged to our guests by an average of approximately 2.7%.  We have not historically used financial instruments to hedge our commodity ingredient prices.

Item 8.            Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-32 of this Report.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.         Controls and Procedures.

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

Limitations on the effectiveness of controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.         Other Information.

Not applicable.

PART III

Item 10.         Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our Board of Directors and executive officers as of October 28, 2004.

Name	Age	Position
Debra Koenig	52	Chief Executive Officer and Director
Robert Kaltenbach	59	Chief Operating Officer
Anthony Carroll	53	Chief Financial Officer
Walter Van Benthuysen	65	Chairman of the Board and Director
Robert Cummings	57	Director
Wayne Kocourek	67	Director
Michael Solot	40	Director

Debra Koenig has been our Chief Executive Officer and one of our directors since June 2003. She joined us after a 25 year career with McDonald’s Corporation. Ms. Koenig’s most recent position was President of the Southeast Division from 1997 to 2001. In this role she was responsible for McDonald’s largest U.S. division, with $4 billion in sales, consisting of approximately 2,675 franchised restaurants and 290 company-operated restaurants in 14 states.

Robert Kaltenbach has been our Chief Operating Officer since November 2000, after serving as President of our Village Inn division since December 1994. Mr. Kaltenbach began his career with us in 1988 as Vice President of Franchise Operations of Village Inn. Mr. Kaltenbach’s professional career includes over 33 years of management experience in several aspects of the foodservice industry, including extensive experience with new concept development and positioning.

Anthony Carroll has been our Chief Financial Officer since February 2004. From June 2000 until December 2002 Mr. Carroll was Chief Financial Officer of ProcureZone.com, LLC, which provided an Internet-based procurement tool for the utility industry. Mr. Carroll was Chief Financial Officer for Au Bon Pain Co., Inc. and its successor, ABP Corporation, from October 1988 until June 2000. Mr. Carroll began his career with PriceWaterhouseCoopers and is a Certified Public Accountant.

Walter Van Benthuysen has been one of our directors and Chairman of the Board since June 2003. Mr. Van Benthuysen served as a member of the Board of Directors of Value Added Bakery Holding Company and as its Chairman of the Board from December 1998 until December 2003. He also served as Chairman of the Board of Hazelwood Farms, a subsidiary of Supervalu, Inc., from September 1995 to December 1998. Previously, Mr. Van Benthuysen was the Executive Vice President of Quaker Oats Company until he retired in October 1995.  Mr. Van Benthuysen is also a director of Colorado Baking Company and Nonni’s Food Company, Inc.

Robert Cummings has been one of our directors since June 2003. Mr. Cummings has been a Managing Director of Wind Point Advisors LLC, a private equity investment firm, since 1987. Investment funds affiliated with Wind Point Advisors LLC control our company. He is also a director of Procyon Technologies, Inc., Nonni’s Food Company, Inc. and United Subcontractors, Inc.

Wayne Kocourek has been one of our directors since June 2003. He is Chairman, Chief Executive Officer and Managing Member of Mid Oaks Investments LLC, a private equity investment company that he founded in 1997. He is also currently a director of Little Rapids Corporation, Liquid Container Inc., Profile Products LLC, Environmental Materials LLC and Wilkinson Industries Inc.

Michael Solot has been one of our directors since June 2003. He has been employed by Wind Point Advisors LLC, a private equity investment firm, since 1999, most recently as a Principal. Investment funds affiliated with Wind Point Advisors LLC control our company. Prior to joining Wind Point, Mr. Solot spent six years in various operating and strategy positions with Werner Ladder Co. Mr. Solot has also held positions as an Associate with Goldman, Sachs and Co. and as a Consultant with Bain & Co.

Ms. Koenig, Mr. Van Benthuysen, Mr. Cummings, Mr. Solot and Mr. Kocourek were elected as directors in June 2003 pursuant to the stockholders agreement described in “Item 13. Certain Relationships and Related Party Transactions.” Our directors serve until their successors have been elected and qualified or until their earlier resignation or removal. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of Messrs. Kocourek and Van Benthuysen. Our Board of Directors has determined that Mr. Kocourek qualifies as an “audit committee financial expert” and that Mr. Van Benthuysen is “independent” as defined in federal securities laws.

VICORP Restaurants, Inc., VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. have entered into separate indemnification agreements with their directors under which each company has agreed to indemnify, and to advance expenses to, each of that company’s directors to the fullest extent permitted by applicable law with respect to liabilities they may incur in their capacities as that company’s directors and officers.

We have adopted a Business Conduct Policy effective as of January 24, 2005 that is applicable to all of our Board members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer).

Item 11.                 Executive Compensation.

The following table discloses the compensation awarded by us for services rendered during our last two fiscal years to the chief executive officer and to the other named executive officers.

Summary compensation table

				Long-term Compensation
				Awards
				Restricted	Securities
Name and principal	Annual compensation			stock	underlying	All other
position	Year	Salary	Bonus	awards(1)	options(2)	compensation
Debra Koenig(3)	2004	$420,757	$90,000	—	—	$61,381	(4)
Chief Executive Officer	2003	251,505	—	—	—	63,557	(5)
Joseph Trungale	2004	—	—	—	—	—
Former Chief Executive Officer	2003	339,066	—	—	—	1,046,246	(6)
Robert Kaltenbach	2004	434,872	76,003	—	—	6,312	(7)
Chief Operating Officer	2003	430,560	71,782	—	—	506,308	(8)
Anthony Carroll(9)	2004	165,796	23,381	—	—	70,940	(10)
Chief Financial Officer	2003	—	—	—	—	—
William Hoppe	2004	—	—	—	—	—
Former Chief Financial Officer	2003	107,689	—	—	—	116,633	(11)

(1)           The shares represented by the restricted stock awards were purchased by the executives at a price equal to $1.00 per share, the fair market value on the date of each purchase, and are subject to certain repurchase rights upon termination of employment.   The number of restricted shares held by Ms. Koenig at the end of 2003 was 86,250 and the dollar value of such shares at the end of last year was $86,250, which is equal to the total amount paid for the shares by Ms. Koenig. The number of restricted shares held by Ms. Koenig at the end of 2004 was 89,825 and the dollar value of such shares at the end of last year was $89,825, which is equal to the total amount paid for the shares by Ms. Koenig.   The number of restricted shares held by Mr. Kaltenbach at the end of 2003 and 2004 was 45,000 and the dollar value of such shares at the end of each such year was $45,000, which is equal to the total amount paid for the shares by Mr. Kaltenbach.  The number of restricted shares held for Mr. Carroll at the end of 2004 was 14,295 and the dollar value of such shares at the end of such year was $14,295, which is equal to the total amount paid for the shares by Mr. Carroll.  Dividends are paid on shares represented by the restricted stock awards.    All of these shares vest over a five year period at the rate of 20% per year, beginning on the respective date of purchase, and will become fully vested upon a change in control.

(2)           Prior to 2003, Mr. Kaltenbach and Mr. Trungale were granted options to purchase shares of Midway Investors Holdings Inc.  Upon the acquisition of Midway by VI Acquisition Corp., Mr. Kaltenbach and Mr. Trungale exchanged their options to purchase shares of Midway for options to purchase preferred stock of VI Acquisition Corp.  As a result of such exchange, Mr. Kaltenbach has an option to purchase 458.57 shares of the preferred stock of VI Acquisition Corp. at an exercise price of $24.80 per share.  The option is fully vested and exercisable.  Mr. Trungale received an option to purchase 947.39 shares of the preferred stock of VI Acquisition Corp.  Mr. Trungale’s option is no longer outstanding.

(3)           Ms. Koenig was named our Chief Executive Officer on June 13, 2003.

(4)           Consists in 2004 of payments to Ms. Koenig totaling $60,407 for relocation expenses and our payment of $975 in term life insurance premiums on Ms. Koenig’s behalf.

(5)           Consists in 2003 of payments to Ms. Koenig totaling $62,938 for relocation expenses and our payment of $619 in term life insurance premiums on Ms. Koenig’s behalf.

(6)           Mr. Trungale’s employment terminated on September 2, 2003.  Consists in 2003 of severance payments totaling $14,531, a change in control payment of $1,000,000, payment of accrued vacation totaling $27,945, payment of COBRA premiums of $1,172, and our payment of $2,600 term life insurance premiums on Mr. Trungale’s behalf.

(7)           Consists in 2004 of our contribution of $4,000 to Mr. Kaltenbach’s 401(k) plan maintained by us and our payment of $2,312 in term life insurance premiums on Mr. Kaltenbach’s behalf.

(8)           Consists in 2003 of our contribution of $4,000 to Mr. Kaltenbach’s 401(k) plan maintained by us, a change in control payment of $500,000, and our payment of $2,308 in term life insurance premiums on Mr. Kaltenbach’s behalf.

(9)           Mr. Carroll was named our Chief Financial Officer on February 12, 2004.

(10)         Consists in 2004 of payments to Mr. Carroll totaling $70,582 for relocation expenses and our payment of $358 in term life insurance premiums on Mr. Carroll’s behalf.

(11)         Mr. Hoppe’s employment terminated on July 31, 2003.  Consists in 2003 of severance payments totaling $112,500, payment of accrued vacation totaling $3,654, and our payment of $479 in term life insurance provisions on Mr. Hoppe’s behalf.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is currently comprised of Messrs. Robert Cummings and Walter Van Benthuysen. None of these individuals has been at any time an officer or employee of our company. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Employment and severance agreements

Employment contracts

We have entered into employment agreements with Ms. Koenig, Mr. Kaltenbach and Mr. Carroll.  Under Ms. Koenig’s employment agreement, she is entitled to receive a minimum base salary of $400,000, less applicable tax withholding, as well as an annual performance bonus targeted at 50% of base salary.  The annual performance bonus is based upon achievement of our annual budget that is determined by our Board in its sole discretion.

If Ms. Koenig’s employment is terminated by us without “cause”, she is entitled to a severance payment equal to 12 months of her base salary, which severance is payable over the 12 month period immediately following the termination of her employment.  In addition, during the 12 month severance period, we will pay the cost of Ms. Koenig’s health care continuation coverage under COBRA at the same rate that we pay for health insurance for our active employees, if Ms. Koenig elects COBRA continuation coverage.  Ms. Koenig will also be entitled to the foregoing severance payments if she terminates her employment for “good reason,” which is generally defined as a diminution in her duties or position that is not remedied after notice or a breach of her employment contract by us (which includes any decrease in Ms. Koenig’s base salary without her consent or a required relocation outside of the Denver area) that is not remedied after notice.

Mr. Kaltenbach’s employment agreement is substantially the same as Ms. Koenig’s, except that he is entitled to receive a minimum base salary of $430,560, less applicable tax withholding.  In addition, if Mr. Kaltenbach’s employment is terminated by us without “cause” (or by him for “good reason”), his severance payment will be an amount equal to $500,000, payable in equal installments over a period of 12 months.  In addition, Mr. Kaltenbach received an option to purchase 458.57 shares of our preferred stock at an exercise price of $24.80 per share.  The option is fully vested and will expire on June 12, 2013, subject to earlier termination in the event Mr. Kaltenbach’s employment is terminated.

Mr. Carroll’s employment agreement is substantially the same as Ms. Koenig’s, except that he is entitled to receive a minimum annual base salary of $225,000, less applicable tax withholding, and his annual performance bonus is targeted at 40% of base salary.  In addition, if Mr. Carroll’s employment is terminated by us without “cause” (or by him for “good reason”), he is entitled to receive as severance the continuation of his base salary then in effect for a period of one month for each month in which he was employed by us, up to a maximum of 12 months, payable in accordance with our payroll policy.

Ms. Koenig, Mr. Kaltenbach and Mr. Carroll are also each subject to noncompetition restrictions for a period of at least twelve months following termination of their employment and nonsolicitation restrictions for a period of two years following employment termination.  We may, in our discretion, extend the noncompetition period up to a maximum period of twelve additional months by similarly extending the period for which they are entitled to receive severance.

Management agreements

Ms. Koenig, Mr. Kaltenbach and Mr. Carroll have entered into certain Management Agreements with us pursuant to which they purchased restricted shares of our common stock at a price equal to $1.00 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).  In addition, pursuant to the Management Agreements, following the termination of Ms. Koenig’s, Mr. Kaltenbach’s or Mr. Carroll’s employment, we may elect, or, in the event of their deaths, their respective estates may compel us, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig, Mr. Kaltenbach and Mr. Carroll.  The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig’s, Mr. Kaltenbach’s or Mr. Carroll’s put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

Severance agreements

We entered into severance agreements with Mr. William Hoppe, our former Chief Financial Officer, and with Mr. Joseph Trungale, our former President and Chief Executive Officer.  Mr. Hoppe’s employment terminated on June 27, 2003.  Pursuant to the terms of his agreement, we continued to pay Mr. Hoppe his base salary until December 26, 2003.  In addition, we paid a portion of the cost of Mr. Hoppe’s health care continuation coverage under COBRA until October 31, 2003.  In exchange for these severance payments, Mr. Hoppe executed a release of all claims against us.  Mr. Hoppe also is subject to an agreement that prohibits him from competing against us for a period of 12 months following the termination of his employment.

Mr. Trungale’s employment terminated on September 2, 2003.  Pursuant to the terms of his severance agreement, we continued to pay Mr. Trungale his base salary and a portion of the cost of his health care continuation coverage under COBRA until March 2, 2004.  In addition, we exercised our right to repurchase certain shares of our common stock and preferred stock that had been previously acquired by Mr. Trungale.  The aggregate purchase price paid to Mr. Trungale in connection with such repurchase was approximately $1,000,000.  In exchange for his severance payments, Mr. Trungale executed a release of all claims against us.   Mr. Trungale is subject to an agreement that prohibits him from soliciting our employees or customers for a period of two years following the termination of his employment.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding capital stock of VICORP Restaurants, Inc. is held by VI Acquisition Corp. The following table sets forth information with respect to the beneficial ownership of all of the common stock of VI Acquisition Corp. as of October 28, 2004 by:

•      each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of VI Acquisition Corp.’s common stock;

•      each of the named executive officers;

•      each of our directors; and

•      all of our directors and executive officers as a group.

To our knowledge, each of the holders of shares listed below has sole voting and investment power as to the shares owned unless otherwise noted. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Exchange Act.  The information set forth herein does not describe the ownership of our preferred stock, which is nonvoting.

Name and address(1)	Amount and nature of beneficial ownership	Percentage of outstanding voting securities (2)
Wind Point Partners V, L.P.(3)	682,403	48.0%
Wind Point Partners IV, L.P.(4)	258,289	18.2%
Mid Oaks Investments LLC(5)	171,939	12.1%
Debra Koenig	108,905	7.7%
Robert Kaltenbach	52,795	3.7%
Anthony Carroll	14,295	1.0%
Walter Van Benthuysen	29,695	2.1%
Robert Cummings(3)(4)(6)	947,690	66.7%
Wayne Kocourek(7)	171,939	12.1%
Michael Solot	—	—
All executive officers and directors as a group (seven persons)(6)(7)	1,325,319	93.2%

(1)     The addresses for the beneficial owners and certain directors and executive officers are as follows: for Wind Point Partners V, L.P., Wind Point Partners IV, L.P., and Mr. Cummings, One Towne Square, Suite 780, Southfield, Michigan 48076; for Mr. Solot, 676 North Michigan Avenue, Suite 3700, Chicago, Illinois 60611; for Mid Oaks Investments LLC and Mr. Kocourek, 750 Lake Cook Road, Suite 440, Buffalo Grove, Illinois 60089; for Mr. Van Benthuysen, 17 Tartan Lakes Drive, Westmont, Illinois 60559; and for each other director or executive officer, c/o VICORP Restaurants, Inc., 400 West 48th Avenue, Denver, Colorado 80216.

(2)     As of October 28, 2004, VI Acquisition Corp. had 1,421,800 issued and outstanding shares of common stock.

(3)     Wind Point Investors V, L.P. is the general partner of Wind Point Partners V, L.P. (“WPP V”). Wind Point Advisors LLC is the general partner of Wind Point Investors V, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP V. Mr. Cummings, as a managing member of Wind Point Advisors LLC, may be deemed to beneficially own the common shares held by WPP V. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4)     Wind Point Investors IV, L.P. is the general partner of Wind Point Partners IV, L.P. (“WPP IV”). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP IV. Mr. Cummings, as a managing member of Wind Point Advisors LLC, may be deemed to beneficially own the common shares held by WPP IV. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(5)     Includes 4,298 shares held by Donald Piazza and 1,289 shares held by Matthew Lynn for which Mid Oaks Investments LLC (“Mid Oaks”) holds sole voting power. Mr. Kocourek, as the Chairman, Chief Executive Officer and managing member of Mid Oaks may be deemed to beneficially own the common shares held by Mid Oaks. Mr. Kocourek disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6)     Wind Point Investors IV, L.P. is the general partner of Wind Point IV Executive Advisor Partners, L.P. (“WPP IV EAP”). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP IV EAP. Wind Point Investors IV, L.P. is the general partner of Wind Point Associates IV, L.P. (“WPP Associates IV”). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP Associates IV. Wind Point Investors V, L.P. is the general partner of Wind Point V Executive Advisor Partners, L.P. (“WPP V EAP”). Wind Point Advisors LLC is the general partner of Wind Point Investors V, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP V EAP. Includes 947,690 shares held by WPP V, WPP IV, WPP IV EAP, WPP Associates IV, WPP V EAP and Wind Point Advisors LLC that Mr. Cummings may be deemed to beneficially own. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(7)     Includes 171,939 shares held by Mid Oaks that Mr. Kocourek may be deemed to beneficially own. Mr. Kocourek disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

Item 13.                 Certain Relationships and Related Party Transactions.

Professional services agreement

In June 2003, VI Acquisition Corp. entered into a professional services agreement with Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. pursuant to which they provide services relating to corporate strategy, acquisition and divestiture strategy and advice regarding debt and equity financings. In exchange for such services, Wind Point Investors IV, L.P. is entitled to an annual management fee of $231,668 plus its reasonable out-of-pocket expenses, and Wind Point Investors V, L.P. is entitled to an annual management fee of $618,332 plus its reasonable out-of-pocket expenses. In addition, upon repayment in full of all amounts owing under VI Acquisition Corp.’s prior senior secured credit agreement and its prior subdebt credit agreement, Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. was paid a fee equal to the sum of $250,000 plus the product of $70,000 multiplied by the result of a fraction, the numerator of which is the number of days from June 13, 2003 until such repayment and the denominator of which is 365. We paid Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. approximately $309,000 pursuant to this provision upon repayment of our prior senior credit facility in connection with the April 2004 refinancing.

The professional services agreement will continue until the occurrence of a change of control of VI Acquisition Corp.; provided that if at such time VI Acquisition Corp. pays in full all amounts owing under its existing senior secured credit facility and mezzanine credit agreement, the professional services agreement shall remain in effect as long as VI Acquisition Corp.’s current stockholders own at least 10% of the common stock or preferred stock of VI Acquisition Corp. The professional services agreement, however, may be terminated by VI Acquisition Corp. if either Wind Point Investors IV, L.P. or Wind Point Investors V, L.P. is in material breach and has not cured such breach within 60 days of notice thereof. In June 2003, VI Acquisition Corp. paid Wind Point Investors IV, L.P. professional service fees of $89,122 and paid Wind Point Investors V, L.P. professional service fees of $234,248. VI Acquisition Corp. also paid Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. expense reimbursement of $22,208 in 2003. The professional services agreement contains customary indemnification provisions in favor of Wind Point Investors IV, L.P., Wind Point Investors V, L.P. and their affiliates. Mr. Cummings is a managing director and Mr. Solot is a principal of Wind Point Advisors LLC, an affiliate of Wind Point Investors IV, L.P. and Wind Point Investors V, L.P.

Additional equity issuances

In November 2003, Wind Point Partners IV, L.P. purchased 1,324 shares of our common stock for $1,324 and 61.075 shares of our series A preferred stock for $61,075, Wind Point Partners V, L.P. purchased 3,520 shares of our common stock for $3,520 and 162.331 shares of our series A preferred stock for $162,331, Wind Point IV Executive Advisor Partners, L.P. purchased ten shares of our common stock for $10 and 0.459 shares of our series A preferred stock for $459, Wind Point Associates IV, LLC purchased five shares of our common stock for $5 and 0.226 shares of our series A preferred stock for $226, Mid Oaks Investments LLC purchased 629 shares of our common stock for $629 and 29.028 shares of our series A preferred stock for $29,028 and Walter Van Benthuysen purchased 72 shares of our common stock for $72 and 3.325 shares of our series A preferred stock for $3,325.

In February and March 2004, Walter Van Benthuysen purchased 10,000 shares of our common stock for $10,000, Debra Koenig purchased 3,575 shares of our common stock for $3,575 and Anthony Carroll purchased 14,295 shares of our common stock for $14,295.

Transaction fees in connection with the June 2003 acquisition

In June 2003, VI Acquisition Corp. entered into a stock purchase agreement with Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC and certain other parties, including Robert Kaltenbach, pursuant to which VI Acquisition Corp. issued common stock and series A preferred stock. In exchange for certain services in connection with the capitalization of VI Acquisition Corp. and VI Acquisition Corp.’s purchase of all of the capital stock of Midway Investors Holdings Inc., VI Acquisition Corp. paid Wind Point Partners IV, L.P. and Wind Point Partners V, L.P. a transaction fee of $749,994 and fees and expense reimbursement in the amount of $60,000. Mid Oaks Investments LLC also received reimbursement of $120,000 of its fees and expenses associated with the June 2003 transaction. Wayne Kocourek, one of our directors, is the Chairman and Chief Executive Officer of Mid Oaks Investments LLC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees and related expenses for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the fiscal year ended October 28, 2004 and the combined periods from October 28, 2002 through June 13, 2003 and from June 14, 2003 through October 26, 2003 (together, “Combined 2003”).

	Fiscal		Combined
	2004		2003
Audit fees	$453,032	(1)	$237,011	(4)
Audit-related fees	17,050	(2)	18,500	(5)
Tax fees	3,500	(3)	58,825	(6)
All other fees	—		—
Total	$473,582		$314,336

(1)   For fiscal 2004, audit fees related to professional services rendered for the audit of our consolidated financial statements ($161,835), the review of our quarterly report on Form 10-Q for the period ended July 8, 2004 ($20,200) and assistance with our private placement debt offering memorandum and subsequent Registration Statements on Form S-4 (including all amendments thereto) filed with the Securities and Exchange Commission ($270,997).

(2)   For fiscal 2004, audit-related fees related to audits of our 401(k) Plan ($11,000) and Vacation Plan ($6,050).  The fee for the audit of the 401(k) Plan was paid directly from assets of the 401(k) Plan.

(3)   For fiscal 2004, tax fees were related to tax compliance.

(4)   For Combined 2003, audit fees related to professional services rendered for audits of our and our predecessor’s consolidated financial statements ($199,711) and accounting consultations on matters addressed during the audit or interim reviews ($37,300).

(5)   For Combined 2003, audit-related fees related to audits of our 401(k) Plan ($10,500) and Vacation Plan ($5,500), and an annual subscription to Ernst & Young’s online accounting and auditing research tool ($2,500).  The fee for the 401(k) Plan audit was paid directly from assets of the 401(k) Plan.

(6)   For Combined 2003, tax fees related to tax compliance and tax advice / tax planning, primarily associated with the purchase of a franchisee.

Audit Committee pre-approval of fees.

Our Audit Committee meets with the independent auditors prior to the audit to discuss the planning and staffing of the audit and to approve the proposed fee for the audit and any required special services.  The Audit Committee is notified in advance of any proposed engagement of the independent auditor to provide non-audit services to the Company.  The Audit Committee adopted a pre-approval policy for services by its independent accountant to comply with Securities and Exchange Commission Release No. 33-8183 pursuant to which all services provided by the principal accountant are pre-approved by the Audit Committee.  The Audit Committee pre-approved all services performed by the principal accountants for fiscal year 2004 in accordance with the pre-approval policy.

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following are being filed as part of this Annual Report on Form 10-K.

1.             Financial Statements

See the Index to Financial Statements which appears on Page F-1 hereof.

2.             Financial Statement Schedules

None.

3.             Exhibits

2.1           Stock Purchase Agreement, dated as of April 15, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc., the Sellers listed on Schedule 1 thereto and the Preferred Holders listed on Schedule 1 thereto.  Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the Securities Act.  The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. *

2.2           Amendment No. 1 to Stock Purchase Agreement, dated as of June 9, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc. and BancBoston Ventures, Inc. and Marathon Fund Limited Partnership IV as the Seller Representatives *

2.3           Amendment No. 2 to Stock Purchase Agreement, dated as of June 12, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc. and BancBoston Ventures, Inc. and Marathon Fund Limited Partnership IV as the Seller Representatives *

2.4           Stock Purchase Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC, Mid Oaks Investments LLC, A.G. Edwards Private Equity Partners QP II, L.P., A.G. Edwards Private Equity Partners II, L.P., Debra Koenig, Walter Van Benthuysen, Robert Kaltenbach, Joseph Trungale and the other Executives as defined therein.  Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the Securities Act.  The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. *

3.1           Amended and Restated Articles of Incorporation of VICORP Restaurants, Inc. *

3.2           Bylaws of VICORP Restaurants, Inc. *

3.3           Certificate of Incorporation of VI Acquisition Corp. *

3.4           Bylaws of VI Acquisition Corp. *

3.5           Certificate of Incorporation of Village Inn Pancake House of Albuquerque, Inc. *

3.6           Bylaws of Village Inn Pancake House of Albuquerque, Inc. *

4.1           Indenture, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, the Securities Guarantors, as defined therein, and Wells Fargo Bank, National Association, as Trustee *

4.2           Purchase Agreement, dated as of April 6, 2004, by and among VICORP Restaurants, Inc., as issuer, J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers *

4.3           Amendment No. 1 to Purchase Agreement, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers *

4.4           Registration Rights Agreement, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc., as guarantors, and J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers *

4.5           Form of Note (included as Exhibit B to Exhibit 4.1) *

10.1           Stockholders Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Stockholders Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor *

10.2           Registration Rights Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC, Mid Oaks Investments LLC, A.G. Edwards Private Equity Partners QP II, L.P., A.G. Edwards Private Equity Partners II, L.P., Debra Koenig, Walter Van Benthuysen, Robert Kaltenbach, Joseph Trungale and the other Executives, and each of the Initial Warrantholders *

10.3           Joinder Agreement, dated as of February 27, 2004, by and among VI Acquisition Corp. and Anthony Carroll *

10.4           Joinder Agreement, dated as of December 1, 2003, by and among VI Acquisition Corp. and Wind Point V Executive Advisor Partners, L.P. *

10.5           Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and among VI Acquisition Corp., VICORP Restaurants, Inc., the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders *

10.6           Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Debra Koenig *+

10.7           Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach *+

10.8           Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Walter Van Benthuysen *+

10.9           Nonstatutory Stock Option Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach *+

10.10         Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp. and Mid Oaks Investments, LLC *

10.11         Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp. and Walter Van Benthuysen *

10.12         Amended and Restated Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P. and Wind Point Associates IV, LLC *

10.13         Management Agreement, dated as of February 12, 2004, by and among VI Acquisition Corp. and Anthony Carroll *+

10.14         Management Agreement, dated as of March 3, 2004, by and among VI Acquisition Corp. and Debra Koenig *+

10.15         Management Agreement, dated as of March 11, 2004, by and among VI Acquisition Corp. and Walter Van Benthuysen *+

10.16         Employment Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Debra Koenig *+

10.17         Amendment to Employment Agreement, dated as of March 15, 2004, by and among VICORP Restaurants, Inc. and Debra Koenig *+

10.18         Employment Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach *+

10.19         Employment Agreement, dated as of February 12, 2004, by and among VI Acquisition Corp. and Anthony Carroll *+

10.20         Form of Indemnification Agreement for directors of VICORP Restaurants, Inc. *

10.21         Form of Indemnification Agreement for directors of VI Acquisition Corp. *

10.22         Form of Indemnification Agreement for directors of Village Inn Pancake House of Albuquerque, Inc.*

10.23         Professional Services Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Investors IV, L.P. and Wind Point Investors V, L.P.*

12.1           Statement Regarding Computation of Ratios of Earnings and Fixed Charges

14.1           Business Conduct Policy

21.1           Subsidiaries of the Company

31.1           Certification by our Chief Executive Officer with respect to our Form 10-K for the year ended October 28, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification by our Chief Financial Officer with respect to our Form 10-K for the year ended October 28, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-K for the year ended October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the SEC on July 9, 2004 (Registration No. 333-117263).

+     Identifies each management contract or compensatory plan or arrangement.

(b)           Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended October 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICORP RESTAURANTS, INC.
(Registrant)

By: /s/ Debra Koenig	Date: January 24, 2005
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony Carroll	Date: January 24, 2005
Anthony Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature / Title

/s/ Robert Cummings	Date: January 24, 2005
Robert Cummings, Director

/s/ Wayne Kocourek	Date: January 24, 2005
Wayne Kocourek, Director

/s/ Michael Solot	Date: January 24, 2005
Michael Solot, Director

/s/ Walter Van Benthuysen	Date: January 24, 2005
Walter Van Benthuysen, Chairman of the Board

VI ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – As of October 28, 2004 and October 26, 2003	F-4

Consolidated Statements of Operations – Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002	F-5

Consolidated Statements of Cash Flows - Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002.	F-6

Consolidated Statements of Stockholders’ Equity - Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002.	F-7

Notes to Consolidated Financial Statements.	F-9

Report of Ernst & Young, LLP,

Independent Registered Public Accounting Firm

To the Board of Directors

VI Acquisition Corp.

We have audited the accompanying consolidated balance sheets of VI Acquisition Corp. as of October 28, 2004 and October 26, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VI Acquisition Corp. at October 28, 2004 and October 26, 2003, and the consolidated results of its operations and its cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
December 10, 2004

Report of Ernst & Young, LLP,

Independent Registered Public Accounting Firm

To the Board of Directors

Midway Investors Holdings Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Midway Investors Holdings Inc. (the predecessor company to VI Acquisition Corp.) for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Midway Investors Holdings Inc. for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
December 22, 2003

VI Acquisition Corp.

Consolidated balance sheets

(In thousands, except share data)	October 28, 2004	October 26, 2003
Assets
Current assets:
Cash and cash equivalents	$1,332	$5,326
Receivables, net (Note 3)	13,676	5,224
Inventories	12,245	11,767
Deferred income taxes, short-term (Note 15)	2,463	2,164
Prepaid expenses and other current assets	3,432	3,524
Income tax receivable	270	961
Total current assets	33,418	28,966
Property and equipment, net (Note 4)	84,785	84,207
Build-to-suit construction-in-progress	6,258	1,272
Deferred income taxes, long-term (Note 15)	22,636	20,329
Long-term receivables, net (Note 3)	—	122
Goodwill	82,843	82,835
Trademarks and tradenames	42,600	42,600
Franchise rights, net of accumulated amortization of $841 and $249	11,358	11,949
Other assets, net (Note 5)	6,482	6,022
Total assets	$290,380	$278,302
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations (Notes 7 and 8)	$258	$9,326
Cash overdraft	3,190	4,866
Accounts payable	12,865	12,705
Accrued compensation	7,138	7,246
Accrued taxes	7,992	7,846
Other accrued expenses (Note 6)	18,520	12,696
Total current liabilities	49,963	54,685
Long-term debt (Note 7)	141,469	133,441
Capitalized lease obligations (Note 8)	3,490	3,749
Build-to-suit liability	6,258	1,230
Other noncurrent liabilities (Note 9)	15,871	13,455
Total liabilities	217,051	206,560

Commitments and contingencies (Notes 8 and 18)	—	—

Stock subject to repurchase (Note 10)	1,063	1,063

Stockholders’ equity (Notes 10 and 12):
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,659 shares issued and outstanding at October 28, 2004 and 67,854 shares issued and outstanding at October 26, 2003 (aggregate liquidation preference of $78,846 and $70,481, respectively)	79,769	71,405
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,386,552 shares issued and outstanding at October 28, 2004 and 1,298,649 shares issued and outstanding at October 26, 2003	—	—
Paid-in capital	2,426	2,332
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at October 28, 2004 and 923.87 shares of preferred stock and 76,103 shares of common stock at October 26, 2003	(1,004)	(1,000)
Accumulated deficit	(8,925)	(2,058)
Total stockholders’ equity	72,266	70,679
Total liabilities and stockholders’ equity	$290,380	$278,302

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of operations

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Revenues:
Restaurant operations	$394,667	$138,696	$243,157	$377,630
Franchise operations	5,057	1,916	3,448	5,796
	399,724	140,612	246,605	383,426
Cost and expenses:
Restaurant costs:
Food	106,294	37,219	66,186	104,298
Labor	127,251	45,500	79,016	122,850
Other operating expenses	111,663	40,531	65,629	100,002
Franchise operating expenses	2,490	1,032	1,583	3,092
General and administrative expenses	25,193	9,447	16,533	26,598
Litigation settlement	3,168	—	—	—
Transaction expenses (Note 17)	125	1,226	9,436	279
Management fees (Note 19)	1,159	185	674	1,000
Asset impairments (Note 14)	552	—	96	—
	377,895	135,140	239,153	358,119
Operating profit	21,829	5,472	7,452	25,307
Interest expense	(15,161)	(5,330)	(5,550)	(9,786)
Debt extinguishment costs (Note 17)	(6,856)	—	(6,516)	—
Other income, net	522	147	433	787
Income (loss) before income taxes	334	289	(4,181)	16,308
Provision for income taxes (benefit) (Note 15)	(359)	(280)	(1,986)	5,779
Net income (loss)	693	569	(2,195)	10,529
Preferred stock dividends and accretion (Notes 10 and 11)	(7,560)	(2,627)	(2,260)	(3,570)
Net income (loss) attributable to common stockholders	$(6,867)	$(2,058)	$(4,455)	$6,959

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of cash flows

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Cash flows from operating activities:
Net income (loss)	$693	$569	$(2,195)	$10,529
Reconciliation to cash provided by operations:
Depreciation and amortization	14,670	5,306	8,948	15,330
Asset impairments	552	—	96	—
Amortization of financing costs and original issue discounts	973	329	1,544	1,064
Stock-based compensation expense	—	—	2,299	293
Warrants issued for anti-dilution	—	—	129	—
Loss on disposition of assets	438	141	237	88
Deferred finance charge write-off	4,344	—	3,322	—
Deferred income tax expense (benefit)	(2,606)	(691)	(663)	2,148
Changes in assets and liabilities:
Receivables, net	(4,240)	(979)	(467)	228
Inventories	(478)	(2,655)	1,078	(1)
Cash overdraft	(1,676)	4,866	—	—
Accounts payable, trade	160	(1,047)	992	62
Accrued compensation	(108)	1,997	(3,319)	976
Other current assets and liabilities	6,080	(1,555)	(742)	(4,479)
Other noncurrent assets and liabilities	3,718	(702)	1,040	2,881
Cash provided by operations	22,520	5,579	12,299	29,119
Cash flows from investing activities:
Acquisitions, net of cash acquired	(8)	(153,322)	(3,834)	—
Purchase of property and equipment	(15,868)	(9,573)	(9,904)	(10,599)
Build-to-suit construction	(6,825)	(1,272)	—	—
Proceeds from disposition of property	627	24,291	2,572	200
Proceeds from build-to-suit reimbursements	2,747	1,230
Collection of notes receivable	30	6	29	121
Cash used in investing activities	(19,297)	(138,640)	(11,137)	(10,278)
Cash flows from financing activities:
Payments of debt and capital lease obligations	(165,068)	(105,974)	(8,303)	(8,355)
Proceeds from issuance of debt	163,651	168,580	—	—
Net proceeds from issuance of preferred and common stock	298	72,774	228	—
Debt issuance costs	(6,094)	(5,029)	(72)	(33)
Repurchase of shares	(4)	(1,000)	—	—
Cash provided by (used in) financing activities	(7,217)	129,351	(8,147)	(8,388)

Increase (decrease) in cash and cash equivalents	(3,994)	(3,710)	(6,985)	10,453
Cash and cash equivalents at beginning of period	5,326	9,036	16,021	5,568
Cash and cash equivalents at end of period	$1,332	$5,326	$9,036	$16,021

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,162	$3,540	$6,024	$9,672
Income taxes	1,867	2,188	1,878	1,908

Supplemental disclosures of non-cash investing and financing activities:
Build-to-suit reimbursements not yet received	$4,120	$—	$—	$—
Fixed assets purchased with debt	—	—	—	3,359

See accompanying notes to consolidated financial statements.

Midway Investors Holdings Inc.

(Predecessor to VI Acquisition Corp.)

Consolidated statements of stockholders’ equity

Preferred stock
(Note 11)
	Class A		Class B		Class C
(In thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at October 28, 2001	18,299	17,603	18,266	17,572	—	—
Dividends on preferred stock Class A & B	—	1,618	—	1,615	—	—
Preferred stock Class C issued, net	—	—	—	(2,380)	2,380	2,380
Accretion of redeemable preferred stock	—	—	—	—	—	—
Issuance of incentive stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Comprehensive income:
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—
Balances at October 27, 2002	18,299	19,221	18,266	16,807	2,380	2,380
Dividends on Class A and B preferred stock	—	1,027	—	1,025	—	—
Class C preferred stock issued, net	—	—	—	(1,025)	1,025	1,025
Accretion of redeemable preferred stock	—	—	—	—	—	—
Issuance of incentive stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—
Realization of hedge transaction loss	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Exercise of options	1,543	1,544	—	—	287	287
Exercise of warrants	—	—	—	—	—	—
Repurchase of Midway preferred stock	(19,842)	(21,792)	(18,266)	(16,807)	(3,692)	(3,692)
Comprehensive loss:	—
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—
Balances at June 13, 2003	—	—	—	—	—	—
Elimination of Midway equity	—	—	—	—	—	—
Balance at June 13, 2003, post-transaction	—	$—	—	$—	—	$—

	Common stock					Accumulated
	(Note 11)				Retained	other		Total
	Class A	Class B		Paid-in	Earnings	comprehensive	Deferred	stockholders’
(In thousands, except shares)	Shares	Shares	Amount	capital	(deficit)	loss	compensation	equity
Balances at October 28, 2001	19,397	627	—	1,854	1,192	—	—	38,221
Dividends on preferred stock Class A & B	—	—	—	—	(3,233)	—	—	—
Preferred stock Class C issued, net	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	—	—	—	(337)	—	—	(337)
Issuance of incentive stock options	—	—	—	2,135	—	—	(439)	1,696
Amortization of deferred compensation	—	—	—	—	—	—	17	17
Comprehensive income:
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	(1,290)	—	(1,290)
Net income	—	—	—	—	10,529	—	—	10,529
Total comprehensive income	—	—	—	—	10,529	(1,290)	—	9,239
Balances at October 27, 2002	19,397	627	—	3,989	8,151	(1,290)	(422)	48,836
Dividends on Class A and B preferred stock	—	—	—	—	(2,052)	—	—	—
Class C preferred stock issued, net	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	—	—	—	(212)	—	—	(212)
Issuance of incentive stock options	—	—	—	1,790	—	—	(1,790)	—
Amortization of deferred compensation	—	—	—	87	—	—	436	523
Issuance of warrants	—	—	—	129	—	—	—	129
Realization of hedge transaction loss	—	—	—	—	—	1,263	—	1,263
Amortization of deferred compensation	—	—	—	—	—	—	1,776	1,776
Exercise of options	—	2,431	—	228	—	—	—	2,059
Exercise of warrants	—	1,182	—	—	—	—	—	—
Repurchase of Midway preferred stock	—	—	—	—	—	—	—	(42,291)
Comprehensive loss:
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	(2,195)	—	—	(2,195)
Total comprehensive loss	—	—	—	—	(2,195)	27	—	(2,168)
Balances at June 13, 2003	19,397	4,240	—	6,223	3,692	—	—	9,915
Elimination of Midway equity	(19,397)	(4,240)	—	(6,223)	(3,692)	—	—	(9,915)
Balance at June 13, 2003, post-transaction	—	—	$—	$—	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of stockholders’ equity

	Preferred stock		Common stock		Treasury	Treasury
	Series A		Class A		stock	stock			Total
		(Note 10)		(Note 10)	(Note 10)	(Note 10)	Paid-in	Accumulated	stockholders’
(In thousands, except shares)	Shares	Amount	Shares	Amount	preferred	common	capital	deficit	equity
Balances at June 14, 2003	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of preferred stock and common stock	67,854	67,854	1,358,649	—	—	—	1,358	—	69,212
Issuance of preferred stock options	—	—	—	—	—	—	896	—	896
Warrants issued	—	—	—	—	—	—	62	—	62
Exercise of options	924	924	—	—	—	—	—	—	924
Repurchase of preferred and common shares	(924)	—	(60,000)	—	(924)	(76)	16	—	(984)
Dividends on Series A preferred stock	—	2,627	—	—	—	—	—	(2,627)	—
Net income	—	—	—	—	—	—	—	569	569
Balances at October 26, 2003	67,854	71,405	1,298,649	—	(924)	(76)	2,332	(2,058)	70,679
Issuance of preferred stock and common stock	258	257	39,603	—	—	—	41	—	298
Release of collateralized stock	547	547	52,800	—	—	—	53	—	600
Repurchase of common shares	—	—	(4,500)	—	—	(4)	—	—	(4)
Dividends on Series A preferred stock	—	7,560	—	—	—	—	—	(7,560)	—
Net income	—	—	—	—	—	—	—	693	693
Balances at October 28, 2004	68,659	$79,769	1,386,552	$—	$(924)	$(80)	$2,426	$(8,925)	$72,266

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to consolidated financial statements

1. Description of the business and basis of presentation

VI Acquisition Corp. (the “Company” or “VI Acquisition”), a Delaware corporation, was organized by Wind Point Partners and other individual co-investors.

On June 14, 2003, the Company acquired Midway Investors Holdings Inc. (“Midway”), and its wholly owned subsidiaries VICORP Restaurants, Inc. (“VICORP”) and Village Inn Pancake House of Albuquerque, Inc. (collectively “Midway” or “Predecessor”) in a stock purchase transaction accounted for under the purchase method of accounting pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The Midway legal entity was merged into the Company on April 14, 2004 and no longer exists.

Midway was a Delaware corporation originally organized by BancBoston Ventures, Inc., Goldner Hawn Johnson & Morrison, Incorporated (“Goldner Hawn”), Fairmont Capital, Inc. and other affiliates. Midway acquired VICORP in May 2001 in a “going private” stock purchase transaction accounted for under the purchase method of accounting pursuant to SFAS No. 141. Prior to the acquisition of VICORP by Midway, VICORP operated as a publicly-traded company.

The Company operates family-style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At October 28, 2004, the Company operated 271 Company-owned restaurants in 15 states. Of the Company-owned restaurants, 150 are Bakers Squares and 121 are Village Inns, with an additional 103 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

VI Acquisition’s purchase of Midway

In connection with the June 14, 2003 purchase of Midway, the assets (including specifically identifiable intangible assets) and liabilities of the acquired company were recorded at their estimated fair value of $143.2 million with the excess of the purchase price over these amounts being recorded as goodwill of $82.8 million. Capitalization of the acquired company was funded by new senior and subordinated debt under the terms of newly executed credit and investment agreements dated as of June 13, 2003 (Note 7). In connection with the closing of the purchase and subject to the terms of the stock purchase agreement, the following transactions occurred:

•      Fixed assets were adjusted to their estimated fair market value, resulting in an increase to the assets’ value of $6.2 million;

•      Trademarks and tradenames were recorded at an estimated fair value of $42.6 million;

•      Repayment of all indebtedness, including the prior Senior Term A and B loans, subordinated debt, mortgage loan obligations and letters of credit. Prepayment penalties of $1.3 million were also paid in association with the early repayment of this indebtedness and recorded as an expense in the period ended June 13, 2003;

•      Outstanding derivatives were settled for $1.9 million and recorded as an expense in the period ended June 13, 2003;

•      Costs associated with the acquisition of new debt instruments totaling $5.1 million were capitalized;

•      The Company entered into a sale-leaseback transaction involving ten properties which resulted in a decrease in fixed assets of $9.7 million;

•      Rents payable under leases were revalued to their estimated fair market value resulting in an additional obligation of $8.0 million;

•      Midway redeemed all of its outstanding preferred stock for a total of $42.4 million;

•      Franchise rights were recorded at their estimated fair value resulting in a decrease of $3.7 million; and

•      Compensation costs of $6.2 million were recorded in the period ended June 13, 2003 as a result of the repurchase of common stock issued from the exercise of stock options, settlement of employment contracts and severance payments.

The consolidated financial statements for Midway for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002 represent the operations of the Company prior to the purchase by VI Acquisition and reflect the values established at the time of Midway’s purchase of the Company on May 14, 2001. Therefore, they do not reflect the effects of the purchase accounting adjustments of the June 14, 2003 transaction discussed above. The consolidated financial statements and related notes as of October 28, 2004 and October 26, 2003 and for the period from June 14, 2003 through October 26, 2003 reflect all purchase accounting adjustments resulting from the June 14, 2003 transaction.

VICORP’s purchase of Village Inn Pancake House of Albuquerque, Inc.

On February 24, 2003, VICORP purchased all of the outstanding shares of Village Inn Pancake House of Albuquerque, Inc. This transaction was accounted for as a purchase in accordance with SFAS No. 141. The purchase price was originally allocated to the acquired assets (including specifically identifiable intangible assets) and assumed liabilities. Cash of $4.6 million was used to purchase net assets with the fair value of approximately $894,000, including $948,000 of property, plant and equipment resulting in goodwill of $3.7 million.  The amounts allocated for this transaction were revalued in connection with the June 14, 2003 transaction mentioned above.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements of VI Acquisition Corp. as of October 28, 2004 and October 26, 2003 and for the year ended October 28, 2004 and period from June 14, 2003 through October 26, 2003 include the accounts of the Company, Midway, VICORP and its wholly-owned subsidiaries.

The accompanying predecessor financial statements for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002 include the accounts of Midway, VICORP and its wholly-owned subsidiaries.

All intercompany accounts and balances have been eliminated.

Fiscal year

The Company’s fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  Beginning January 22, 2004, the Company changed its fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased the fiscal year ended October 28, 2004 by four days (368 days in fiscal 2004 versus 364 days in fiscal 2003). This change was made to facilitate restaurant operations by moving the end of the Company’s fiscal periods and weekly reporting and payroll periods away from weekends when the Company’s restaurants are busier.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. The Company’s critical accounting estimates include (i) inventory valuation (Note 2), (ii) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 2, 4 and 14), (iii) anticipated outcomes of legal proceedings and other contingencies (Notes 2 and 18) (iv) self-insurance reserves (Notes 2 and 18) and (v) valuation allowances associated with deferred tax assets (Notes 2 and 15).

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased.  Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Receivables

Receivables generally represent billings to third-party customers of our pie production facilities, billings to franchisees for royalties, initial and renewal fees and equipment sales, and rent receivable from franchisees and other sublessees.  Trade receivables are generally unsecured, while notes receivable are typically secured by the property that gave rise to them.  Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses related to existing receivables.  The Company determines the allowance based on historical write-off experience and management’s judgment regarding the collectibility of certain accounts.  Account balances are charged off against the allowance after management determines that the potential for recovery is considered remote.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents and receivables.  The Company maintains deposits in excess of FDIC limits at two banks. The maximum loss that would have resulted from this risk amounted to approximately $1.3 million at October 28, 2004, which represents the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.  The Company considers the concentration of credit risk within its receivables to be minimal as a result of payment histories and the general financial condition of its third party-customers and franchisees.

Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Production facility inventories:
Raw materials	$4,353	$3,851
Finished goods	4,717	5,108
	9,070	8,959
Restaurant inventories	3,175	2,808
	$12,245	$11,767

The Company obtains most of its food products and supplies from three distributors.  Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those currently received

Renovations, improvements and repairs and maintenance

The Company renovates, remodels or improves its restaurants and production facilities (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology.  These expenditures are typical in the restaurant industry and each provides a future economic benefit.  Therefore, the related costs are capitalized and depreciated over the estimated useful lives discussed further below under the caption “Property and equipment”.  While the Company believes the estimated useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company has an asset retirement policy, and any assets that are replaced are retired.  The Company currently has a capitalization threshold of $600, and any costs for singular items below this threshold are expensed.

The Company routinely incurs costs to repair and maintain its facilities and equipment, which are expensed as incurred. Such repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities, including, but not limited to, electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs. The Company recorded repair and maintenance expense of $9.2 million, $3.4 million, $5.6  million and $8.6 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002, respectively.

Property and equipment

At the date of the June 14, 2003 purchase of Midway, all property and equipment were adjusted to their estimated fair market values. This resulted in the Company recording an increase in its net property and equipment of $6.2 million and all subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation and amortization.

Depreciation and amortization expense is calculated using the straight-line method. The useful lives of assets range from 20 to 40 years for buildings and three to ten years for equipment and improvements. In general, assets acquired under capital leases and leasehold improvements are amortized over the lesser of the useful life or the lease term. Property and equipment additions include acquisitions of building and equipment and costs incurred in the development and construction of new stores.

Long-lived assets

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” in the period beginning October 28, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of this statement would be recognized in the period in which the liability is incurred, along with an offsetting increase in the carrying amount of the related long-lived asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the period beginning October 28, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity.

Prior to October 28, 2002 and pursuant to SFAS No. 121, carrying values of long-lived assets were reviewed for impairment when events or changes in circumstances indicated that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows were less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. The net realizable value would typically be calculated using discounted expected future cash flows, or determined by estimates provided by real estate professionals and/or the Company’s past experience in disposing of restaurant properties.

Build-to-suit construction-in-progress

Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF Issue No. 97-10 requires that the Company be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the owner-lessor. Therefore, the Company has recorded such building costs related to certain new restaurants under construction, which the Company will ultimately lease, as construction in progress with a corresponding non-cash obligation for construction in progress.

Intangible assets

Goodwill represents the excess of cost over the fair value of individual net assets acquired in business combinations accounted for under the purchase method of accounting. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment, if any, for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company has determined that no impairments have existed related to its related goodwill in any of the periods presented. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives.

In connection with the June 14, 2003 purchase transaction and in accordance with SFAS No. 142, the Company had its trademarks and tradenames evaluated by an external third party. As a result of this evaluation, it was determined that the Company possesses $42.6 million in trademarks and tradenames which have indefinite lives. The trademarks and tradenames are not amortized and are evaluated for impairment at least annually.

Prior to the June 14, 2003 purchase transaction, franchise rights with a value of $14.2 million were amortized using the straight-line method over the period expected to be benefited, or 20 years. Amortization expense of $500,000 and $794,000 was recorded for the period ended June 13, 2003 and the year ended October 27, 2002, respectively. At the date of the June 14, 2003 purchase transaction, the remaining franchise rights were adjusted to their then current fair market value of $12.2 million. This value is being amortized over the remaining period expected to be benefited, or 18 years. Amortization expense of $592,000 and $250,000 was recorded for the fiscal year ended October 28, 2004 and period ended October 26, 2003, respectively. The Company expects to record annual amortization expense of $592,000 over the 18-year life of the franchise rights.

Deferred debt financing costs are amortized to interest expense over the life of the related loan.

Upon completion of VICORP’s “going-private” transaction on May 14, 2001, the former chairman of VICORP’s Board of Directors entered into a non-competition and escrow agreement pursuant to which he will be paid a total of $2 million not to compete with the Company for a period of five years after the purchase. The agreement requires the escrow agent to pay the former chairman, on January 2 of each year starting in 2002 through 2005, an amount equal to the lesser of (a) $500,000 plus all interest and other earnings in the escrow account, less any fees then due the escrow agent or (b) the entire amount then remaining in the escrow account. The non-competition agreement is reflected in other assets and amortized using the straight-line method over a five-year period.

Loss contingencies and self-insurance reserves

The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations including reserves for self-insurance.  Contingent obligations are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that the Company assess each contingency to determine estimates of the degree of probability and the range of possible settlement.  Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company’s consolidated financial statements.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  Reserves for self-insurance are determined based on the insurance companies undiscounted incurred loss estimates, loss development factors and management’s judgment.

The assessment of contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Leases and deferred straight-line rent payable

The Company leases most of its restaurant properties.  Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

The Company periodically enters into sale/leaseback transactions with unrelated third parties in connection with the construction of new restaurants.  Such transactions qualify as sales under SFAS No. 66, “Sales of Real Estate,” because they include a normal leaseback, adequate initial and continuing investment by the buyer/lessor and the transfer of all risks and rewards of ownership to the buyer/lessor.

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred straight-line rent payable.

Revenue recognition

Revenue from Company-operated stores is recognized in the period during which food and beverage products are sold.  Gift cards sold but not yet redeemed are included in other accrued expenses (Note 6).  Revenues are recognized upon redemption of the gift cards.

Royalties are calculated as a percentage of the franchisee gross sales and recognized in the period the sales are generated. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Rental income on properties subleased to franchisees is recognized on a straight-line basis over the life of the lease. Interest income on franchisee notes receivable is recognized when earned.

Franchise operations gross revenues and expenses consisted of the following:

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Royalties	$3,917	$1,451	$2,612	$4,217
Initial and renewal fees	—	—	67	155
Property rental	1,120	457	754	1,402
Interest income on franchise notes	20	8	15	22
Franchise revenues	5,057	1,916	3,448	5,796
Franchise operating expenses	(2,490)	(1,032)	(1,583)	(3,092)
Franchise operations, net	$2,567	$884	$1,865	$2,704

Since the Company produces a majority of its pies and since its third-party pie sales historically have not had, and currently do not have, a material impact on our operating profit, the net results of pie manufacturing operations is included as an offset to food costs.

Advertising costs

Advertising costs for television, radio, newspapers, direct mail and point-of-purchase materials are expensed in the period incurred. Advertising expense for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002 was approximately $12.3 million, $4.7 million, $8.6 million, and $11.6 million, respectively.  Prepaid advertising costs totaled $0.3 million at October 28, 2004 and $0.1 million at October 26, 2003 representing billings paid for media events not occurring until after the respective dates.

New store pre-opening costs

New store pre-opening costs consist of salaries and other direct expenses incurred in connection with the setup and stocking of stores, employee training, and general store management costs incurred prior to the opening of new restaurants.  New store pre-opening costs are expensed as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-up Activities.”  New store pre-opening costs for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002 were $532,000, $249,000, $150,000, and $60,000, respectively.

Comprehensive income

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s interest rate swap agreements on its variable rate debt (Note 16) are recorded at fair value with changes in the value of such contracts, net of income taxes, reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses the combined statutory rate for federal and state income taxes.

Fair value of financial instruments

At October 28, 2004 and October 26, 2003, the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments.  See Note 7 for information concerning the fair value of the Company’s long-term debt.

Derivatives and hedging activities

SFAS No. 133 established accounting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control their use.

The Company has used interest rate swaps to manage its interest rate mix on the total debt portfolio and related overall cost of borrowing whereby it agreed to exchange the variable rate on a portion of its term borrowings for a fixed rate. Under SFAS No. 133, the Company’s interest rate swap agreements are typically designated as cash flow hedges and recorded at fair value, with changes in the value of such contracts, net of income taxes, reported in comprehensive income. The net settlements made under the interest rate swap agreements are reflected in the consolidated statements of operations as an adjustment to interest expense over the term of the related swap. See Note 16 for further discussion.

Income taxes

Income taxes are accounted for under the asset and liability method.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period such change occurs.  Net operating loss and other credit carryforwards, including FICA tip credit, are recorded as deferred tax assets.  A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized.

Accounting for stock based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected not to adopt the fair value method and instead has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense related to stock options is calculated as the difference between the exercise price of the option and the fair market value of the underlying stock at the date of grant. This expense is recognized over the vesting period of the option or at the time of grant if the options immediately vest. As a result of the minimal number of options outstanding during all periods presented in the accompanying consolidated financial statements, the pro forma effects of applying the fair value method to outstanding options over their respective vesting periods had an immaterial effect on net income (loss).

New accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective for the Company no later than April 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS No. 150 was generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 requires that certain financial instruments the Company would have otherwise classified as equity be reflected in the liability section of the consolidated balance sheets. Therefore, the Company classified obligations related to certain of its securities outside of stockholders’ equity in the accompanying consolidated balance sheets as a result of applying the provisions of SFAS No. 150. See Note 10 for further discussion.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 did not have a significant impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment,” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for the Company on July 8, 2005, and the Company is still evaluating its impact.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation.

3. Receivables

Receivables consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Trade receivables	$5,373	$4,726
Construction receivables (Note 4)	4,120	—
Indemnification receivable (Notes 6 and 18)	3,382	—
Other receivables	975	878
Notes receivable	204	234
Allowance for doubtful accounts	(378)	(492)
Receivables, net	13,676	5,346
Less: long-term portion	—	122
Current portion	$13,676	$5,224

Construction receivables represent amounts due from landlords for build-to-suit construction projects (Note 4).

Activity in the allowance for doubtful accounts was as follows:

	VI Acquisition		Midway
	Year ended	Period ended	Period ended	Year ended
	October 28,	October 26,	June 13,	October 27,
(In thousands)	2004	2003	2003	2002
Beginning of period	$492	$742	$552	$632
Bad debt expense	11	70	190	85
Write-offs	(125)	(320)	—	(165)
End of period	$378	$492	$742	$552

4. Property and equipment and build-to-suit construction-in-progress

Property and equipment consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Land	$5,634	$5,634
Buildings and improvements	41,368	35,429
Equipment	45,917	39,687
Construction in progress	6,087	3,650
Capitalized lease buildings	4,373	4,373
Impairment reserve	(552)	—
	102,827	88,773
Less: accumulated depreciation	(18,042)	(4,566)
Property and equipment, net	$84,785	$84,207

Depreciation expense was $13.7 million, $4.9 million, $8.2 million, and $14.1 million for the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the year ended October 27, 2002, respectively.

Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company is considered the owner (for accounting purposes only) of certain buildings during the construction period that it will ultimately lease. The application of the provisions of EITF Issue No. 97-10 resulted in the inclusion of $6.3 million and $1.3 million as construction-in-progress with a corresponding non-cash obligation for construction-in-progress of $6.3 million and $1.2 million as of October 28, 2004 and October 26, 2003, respectively.

5. Other assets

Other assets consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Non-competition agreements	$2,030	$2,030
Deferred debt financing costs	6,092	5,029
Deposits and miscellaneous financing costs	258	285
	8,380	7,344
Less: accumulated amortization	(1,898)	(1,322)
Other assets, net	$6,482	$6,022

During fiscal 2004, deferred debt financing costs with a book value of $4.3 million were written off as a result of early extinguishment of debt associated with the April 2004 refinancing transactions (Notes 7 and 17).  Also during fiscal 2004, deferred financing costs totaling $6.1 million were added associated with the debt incurred as a result with the April 2004 refinancing transactions (Note 7).

6. Other accrued expenses

Other accrued expenses consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Legal settlements (Notes 3 and 18)	$6,775	$355
Insurance	4,372	3,659
Rent	1,611	1,656
Interest	729	1,322
Gift certificates and cards	891	490
Advertising	869	1,016
Reserve for closed/subleased locations (Note 14)	556	519
Miscellaneous	2,717	3,679
	$18,520	$12,696

Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal, management and audit fees.

7. Debt

Long-term debt consisted of the following:

	(In thousands)	October 28, 2004	October 26, 2003
	10½% Senior Unsecured Notes (1):	$126,530	$—
	Amended and Restated Senior Secured Credit Facility (1):
	Term loan	15,000	—
	Revolving credit facility	1,350	—
	Original Senior Secured Credit Facility (2):
	Term A Loan	—	45,333
	Term B Loan	—	41,860
	Revolving credit facility	—	9,815
	Subordinated debt (2)	—	45,413
	Gross amount payable	142,880	142,421
	Unamortized original issue discount on senior unsecured notes	(1,411)	—
	Unamortized original issue discount on subordinated debt	—	(60)
		141,469	142,361
Less:	current maturities	—	(8,920)
	Long-term debt	$141,469	$133,441

(1)       The proceeds from these borrowings were used to repay the Company’s existing debt and pay transaction related costs of approximately $8.0 million.

(2)       Midway’s previous indebtedness was repaid on June 14, 2003, and VI Acquisition Corp.’s prior senior secured credit facility agreements were executed following the June acquisition.

On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10½% senior unsecured notes maturing on April 15, 2011.  The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million.  The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc.  In August 2004, the Company’s registration statement with the Securities and Exchange Commission on Form S-4 was declared effective and the senior unsecured notes and guarantees were exchanged for registered notes and guarantees having substantially the same terms and evidencing the same indebtedness.  Interest is payable semi-annually on each April 15 and October 15 until maturity.

Concurrently with the issuance of the 10½% senior unsecured notes, the Company entered into an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of October 28, 2004, the Company had issued letters of credit aggregating $7.3 million and had $1.4 million of borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of October 28, 2004, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $21.3 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement.  At October 28, 2004, the interest rates on borrowings outstanding were 4.72% for term loan borrowings and 5.75% for loans under the revolving credit facility.  Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions,  the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other ndebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On October 28, 2004, the Company was in compliance with these requirements.

On June 14, 2003, the Company, along with various lending institutions, entered into a $90 million credit agreement (the “Original Senior Secured Credit Facility”), and a $45 million investment agreement for subordinated debt (“Subordinated Debt”). The Original Senior Secured Credit Facility consisted of Term A and B loans.

Proceeds from the Original Senior Secured Credit Facility were used to finance the purchase of Midway on June 14, 2003. The Original Senior Secured Credit Facility also provided for a $25 million revolving credit facility, which could have been borrowed and repaid from time to time through the maturity date of June 12, 2008.

Interest on the Original Senior Secured Credit Facility accrued at variable rates per annum equal to the base (higher of lender prime rate or Federal Funds Effective rate plus 0.50%) or Eurodollar rate plus the applicable margin with respect to Eurodollar rate (“LIBOR”) loans as in effect from time to time.  In addition, the Company was required to pay a commitment fee calculated by multiplying (a) the applicable commitment fee percentage (0.50% or 0.375%, depending on the leverage ratio) times (b) the average daily amount during each calendar quarter (or portion thereof).

The interest rate on borrowings outstanding under the Original Senior Secured Credit Facility was 4.657% for the Term A Loan and 5.157% for the Term B Loan at October 26, 2003. Borrowings were collateralized by substantially all of the Company’s property, rights and interests of the consolidated entities and the pledge by the Company, Midway and VICORP of all of the capital stock of their respective subsidiaries. This loan facility contained customary representations, warranties, and covenants, including financial covenants related to the maintenance of certain financial ratios and limitations on capital expenditures.

The Original Senior Secured Credit Facility also provided for the issuance of letters of credit of up to $12.5 million under a sub-facility.  The Company was also required to pay fees on the issuance, extension, or renewal of any letters of credit equal to the applicable margin plus an amount equal to 0.125 of 1% per annum, as a fronting fee, plus other reasonable administrative fees in effect from time to time.

On June 14, 2003, the Company also issued Subordinated Debt with a principal amount of $45 million, which was subordinated to the senior indebtedness and was accompanied by warrants for an aggregate of 95,745 shares of common stock and 0.06 shares of preferred stock. See Note 10 (“Stockholders’ equity—VI Acquisition Corp.—Warrants”) for further discussion. The discount was amortized to interest expense over the term of the Subordinated Debt. The proceeds from the issuance of the notes were used to finance, in part, the June 2003 purchase, and to pay related transaction fees and expenses. The principal amount of the notes was due in full on December 13, 2009, and accrued interest at a fixed annual rate of 16%. Subject to the terms of the Subordinated Debt, interest was to be paid in cash on a quarterly basis on each interest payment date (October 1, January 1, April 1 and July 1) at a fixed rate of 13% annually. On each interest payment date, the Company, at its option, could (a) make an additional cash payment to the holders of the Subordinated Debt in an amount equal to 3% annually of the principal outstanding under the note, (b) the then outstanding principal of the note could be increased by a payment-in-kind amount, or (c) pay a portion of the additional cash payment to the holders and accrue to the holders a portion of the payment-in-kind amount equal to 3% annually of the principal outstanding under the notes. This facility also contained covenants customary in lending transactions of this type.

The Company incurred $15.2 million, $5.3 million, $5.5 million and $9.8 million of interest charges in the fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.  Of these amounts, $55,000, $23,000, $92,000 and $0 was capitalized in the fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002, respectively.

Excluding capital lease obligations (Note 8), the aggregate maturities of long-term debt obligations for the five years following October 28, 2004 are:

(In thousands)
2005	$—
2006	—
2007	—
2008	—
2009	16,350
2010 and thereafter	126,530
$142,880

The estimated fair value of the Company’s long-term debt (excluding capital lease obligations) was approximately $142.2 million at October 28, 2004.  The Company believes that the carrying value of debt balances under its Senior Secured Credit Facility approximates fair value because of its variable interest feature and the difference between the estimated fair value of long-term debt compared to its historical cost reported in the consolidated balance sheets at October 28, 2004 relates primarily to market quotations for the 10 ½% Senior Unsecured Notes.

8. Leases

The Company is the prime lessee under various land, building, and equipment leases for Company-operated and franchised restaurants, pie production facilities and other locations. The leases have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years.  Many leases contain purchase options at the end of the lease term and escalation clauses, either predetermined or based upon inflation. When predetermined escalation clauses are present, the Company recognizes rental expense on the straight-line basis. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”).  Contingent rentals are accrued each accounting period as the liabilities are incurred utilizing prorated periodic sales targets.  Under most leases, the Company is responsible for occupancy costs including taxes, insurance and maintenance.  Subleases to franchisees and others generally provide for similar terms as the prime lease and an obligation for occupancy costs.

The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of October 28, 2004:

(In thousands)	Capital leases	Operating leases	Lease and sublease income
2005	$630	$27,316	$820
2006	472	25,918	567
2007	471	23,690	479
2008	467	21,524	330
2009	442	20,386	139
2010 and thereafter	5,059	176,158	488
Total minimum lease payments	7,541	$294,992	$2,823
Less: amount representing interest	(3,793)
Present value of minimum lease payments	3,748
Less: current maturities of capitalized lease obligations	(258)
Capitalized lease obligations	$3,490

Nine of our leased properties are subject to capital lease obligations. These capital leases have expiration dates ranging from December 2004 to January 2025.  Implicit interest rates range from 9.7% to 14.0% on capital leases.

Net rental expense consisted of the following:

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Restaurant land and buildings:
Minimum rentals	$28,640	$10,162	$14,938	$23,063
Contingent rentals	2,061	704	1,368	2,286
Equipment	437	202	314	266
Gross rental expense	31,138	11,068	16,620	25,615
Less: lease and sublease rental income	(1,458)	(596)	(1,054)	(1,994)
Net rental expense	$29,680	$10,472	$15,566	$23,621

During the period ended June 13, 2003, the Company completed two sale-leaseback transactions of real estate related to restaurant properties. The Company received $2.6 million in proceeds with a resulting loss on these properties of $37,000.

In connection with the purchase transaction on June 14, 2003, the Company completed a sale-leaseback transaction of real estate related to ten restaurant properties. The Company received $13.9 million in proceeds. No deferred gain or loss was recorded in connection with the transaction.

In October 2003, the Company completed an additional sale-leaseback transaction of real estate related to a restaurant property. The Company received $1.3 million in proceeds with a resultant gain on this property of $17,000. The deferred gain on the sale-leaseback transaction will be amortized as a decrease to future rent expense over the term of the underlying lease agreement.

For all of the above identified sale-leaseback transactions, the risks and rewards of ownership have been transferred to the buyer-lessor and the Company has no continuing involvement with the properties other than that of an independent third-party lessee.

9. Other non-current liabilities

Other non-current liabilities and credits consisted of the following:

(In thousands)	October 28, 2004	October 26, 2003
Reserve for closed/subleased properties (Note 14)	$714	$1,243
Deferred straight-line rent payable	1,762	406
Deferred lease payments	8,854	8,016
Insurance	4,477	3,648
Other	64	142
	$15,871	$13,455

The deferred lease payments liability was established at the date of the Company’s purchase of Midway and represents the present value of the excess of the Company’s lease payments, on individual properties, compared to the market rates in effect as of that date.

10. Stockholders’ equity—VI Acquisition Corp.

Preferred stock

The VI Acquisition Corp. Series A preferred stock has a par value of $0.0001 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Series A preferred stock accrue cumulatively on a daily basis at a fixed rate of 10% and are payable upon liquidation or redemption. Accrued dividends were approximately $7.6 million and $2.6 million at October 28, 2004 and October 26, 2003, respectively.  Holders of the Series A preferred stock have no voting rights in relation to matters of the Company.

Common stock

VI Acquisition Corp. common stock has a par value of $0.0001 per share and each holder of common stock is entitled to one vote for each share of common stock.

Mezzanine and collateralized securities

On June 13, 2003, the Company issued shares of both common stock and Series A preferred stock to a member of management.  Indebtedness incurred by the shareholder totaling $590,000 to purchase these shares was guaranteed by a letter of credit totaling $600,000 obtained by the Company.  As the Company had a potential obligation under this arrangement, the potential obligation was reflected outside the stockholders’ equity section in the October 26, 2003 consolidated balance sheet.  52,800 common shares, or $52,800, and 547.2 preferred shares, or $547,200, were classified in this manner.  The amounts were reclassified to stockholders’ equity in fiscal 2004 as a result of the repayment of the loan by the member of management.

Certain members of management have purchased shares of the Company’s common and preferred stock, and those shares are subject to a put by the holder upon the death of the holder. Since the put feature is at the option of the holders’ estate but is not mandatory, these shares have been classified as mezzanine equities. These shares have resulted in common mezzanine equity of 35,248 shares, or $35,248, and preferred mezzanine equity of 1,027.85 shares, or $1,028,000.

Treasury stock

Following the separation of a member of management from the Company during the period ended October 26, 2003, the Company repurchased 76,103 shares of common stock and 923.90 shares of preferred stock at a cost of $1.00 and $1,000 per share, respectively.  During the year ended October 28, 2004, the Company repurchased 4,500 shares of common stock at a cost of $1.00 per share following the separation of another member of management.

Warrants

In connection with the issuance of senior debt on June 13, 2003, VI Acquisition issued common and preferred stock purchase warrants which entitled the holders to purchase at any time through June 13, 2013 an aggregate of 95,745 shares of common stock and an aggregate of 0.06 shares of Series A preferred stock at $0.01 per share. The preferred stock warrant holders are subject to an anti-dilution provision, which allows their ownership to remain at approximately 6% of the value of the accrued dividends on the Series A preferred stock. As of October 28, 2004, the preferred warrants were exercisable for an aggregate of 647.49 shares of preferred stock.

11. Stockholders’ equity—Midway Investors Holdings Inc.

Preferred stock

The Midway Class A preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Class A preferred stock accrued cumulatively on a daily basis at a fixed annual rate of 8.94% through April 30, 2004, and 11.34% thereafter, and were payable upon liquidation or redemption. Accrued dividends were approximately $3.4 million at June 13, 2003. The Class A preferred stock was redeemable in cash, at Midway’s option, to all holders on a pro-rata basis. Holders of the Class A preferred stock had no voting rights in relation to matters of the Company.

In connection with the issuance of the Subordinated Debt on May 14, 2001, Midway issued 2,005.7 additional shares of Class A preferred stock, which were subject to certain put and call provisions (the “Redeemable Preferred Stock”). Under the terms of the Redeemable Preferred Stock, holders could require Midway to redeem their shares on the earliest of (i) May 14, 2006, (ii) a change in control, (iii) acceleration of the Subordinated Debt, (iv) noncompliance of covenants in the Subordinated Debt agreement, or (v) the undertaking of Midway in a fundamental asset transaction. Midway was also entitled to purchase all of the Redeemable Preferred Stock at any time between May 14, 2007 and the date of an initial public offering. The shares were to be redeemed at the accumulated liquidation value.

The Midway Class B preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and was convertible into an equal number of shares of Class A preferred stock. Dividends on the Class B Preferred Stock accrued cumulatively on a daily basis at a fixed annual rate of 8.94% through April 30, 2004, and 11.34% thereafter, and were payable exclusively by issuance of a payment-in-kind dividend of Class C preferred stock on the last day of each fiscal quarter. Fractional shares of Class C preferred stock could be issued in connection with any payment-in-kind dividend. The Class B preferred stock was redeemable in cash, at Midway’s option, to all holders of the preferred shares on a pro-rata basis. Holders of the Class B preferred stock had no voting rights in relation to matters of the Company.

The Class C preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share. The Class C preferred stock was redeemable in cash, at Midway’s option, to all holders of the preferred shares on a pro-rata basis. Holders of the Class C preferred stock had no voting rights in relation to matters of the Company.

Common stock

The Midway Class A common stock had a par value of $0.01 per share and was convertible into the same number of shares of Class B common stock. Each holder of Class A common stock was entitled to one vote for each share of Class A common stock.

The Midway Class B common stock had a par value of $0.01 per share and was automatically convertible into the same number of shares of Class A common stock upon the closing of a qualified public offering. Holders of the Class B common stock had no voting rights in relation to matters of the Company.

On June 14, 2003, all previously outstanding shares of Class A preferred stock, Class B preferred stock, Class C preferred stock, Class A common stock, and Class B common stock were redeemed by the previous holders and sold to VI Acquisition Corp. At that time, all outstanding shares of common stock were sold to VI Acquisition Corp.

Warrants

In connection with the issuance of the Midway Subordinated Debt, Midway issued common stock purchase warrants entitling the holders to purchase from Midway at any time prior to May 14, 2011, an aggregate of 1,063.7 shares of Class B common stock for an exercise price of $0.01 per share. See also Note 7 related to the accretion of this amount as a discount to the Subordinated Debt.

During the period of October 27, 2002 through June 13, 2003, the Company issued an additional 118.18 warrants with a value of $129,000. The warrants were issued in accordance with the antidilution provision in the warrant agreement following the grant of additional employee stock options on October 28, 2002. All warrants of Midway were exercised on June 13, 2003.

12. Stock option and incentive program

On October 28, 2002, Midway’s Board of Directors authorized the issuance of options to certain key management personnel to purchase 550.5 shares of Class B common stock for an exercise price of $100 per share. It was determined that the market price of the Class B common stock at the date of grant was in excess of $100 per share and thus deferred compensation expense of $1.8 million was accrued based upon the difference in the market price, as determined by the Board of Directors, and the exercise price. This charge was amortized into expense over the vesting period of the options and, during the period ended June 13, 2003, the Company recorded compensation expense of $523,000. At June 13, 2003, all outstanding options became fully vested as a result of the change in control and were exercised as a component of the acquisition of Midway by VI Acquisition Corp.

Information regarding activity for stock options exercisable for shares of Class B common stock outstanding under Midway’s stock option plan is as follows:

	Shares	Weighted- average exercise price
Options outstanding at October 28, 2001	1,767.2	$90.36
Granted	135.0	100.00
Exercised	—	—
Forfeited	22.0	100.00
Options outstanding at October 27, 2002	1,880.2	90.94
Granted	550.5	100.00
Exercised	2,430.7	92.99
Forfeited	—	—
Options outstanding at June 13, 2003	—	$0.00

In connection with the acquisition of Midway by VI Acquisition, those members of management who chose to roll over options to purchase shares of Midway stock were granted options to purchase shares of Series A preferred stock of VI Acquisition Corp. for $24.80 per share. These options were fully vested as of the grant date and no expense was recorded.

Information regarding activity for stock options exercisable for shares of Series A preferred stock outstanding under VI Acquisition Corp. Stock Option Plan is as follows:

	Shares	Weighted- average exercise price
Options outstanding at June 13, 2003	—	$—
Granted rollover options	1,571	24.80
Exercised	924	24.80
Forfeited	—	—
Options outstanding at October 26, 2003	647	24.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at October 28, 2004	647	$24.80
Options exercisable at October 28, 2004	647	$24.80

The options outstanding at October 28, 2004 had a weighted average remaining contractual life of 8.7 years.

13. Employee benefit plans

The Company maintains the VICORP Restaurants, Inc. Employees’ 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees meeting a 1,000 hour service requirement are eligible to participate. During the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the year ended October 27, 2002, the Company recorded expense of $587,000, $232,000, $406,000 and $593,000, respectively, for its 401(k) contributions.

14. Asset impairments, asset disposals and related costs

During the fiscal year ended October 28, 2004, the Company recorded a $552,000 pretax impairment charge related to the write-down of assets for nine restaurant locations, eight of which will continue to be operated and one which is closed..  Management assessed various factors relevant to the assets, including projected negative cash flows, and concluded the historical performance trends at the operating locations were unlikely to improve materially. Therefore an impairment charge was recognized to reduce the carrying value of the assets to fair market value, which was estimated based upon management’s historical experience associated with such assets.

As of October 28, 2004 and October 26, 2003, the Company had recorded a reserve for closed/subleased restaurant locations (Notes 6 and 9) of approximately $1.3 million and $1.8 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the eight restaurant locations to which this reserve relates, four of the leases will terminate during the Company’s fiscal year ending October 27, 2005. Six of such locations were subleased as of October 28, 2004.

The following summarizes the activities that occurred in the Company’s reserve for closed/subleased restaurant locations during the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the year ended October 27, 2002, respectively (in thousands):

	VI Acquisition		Midway
	Year ended	Period ended	Period ended	Year ended
	October 28,	October 26,	June 13,	October 27,
(In thousands)	2004	2003	2003	2002
Beginning of period	$1,762	$2,005	$2,042	$2,334
Additions	65	—	—	—
Payments	(557)	(243)	(37)	(292)
End of period	$1,270	$1,762	$2,005	$2,042

15. Income taxes

The total provisions for income tax expense (benefit) consisted of the following:

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Current:
Federal	$1,394	$458	$(996)	$2,641
State	853	(47)	(327)	990
	2,247	411	(1,323)	3,631
Deferred:
Federal	(2,303)	(761)	(326)	1,717
State	(303)	70	(337)	431
	(2,606)	(691)	(663)	2,148
Provision for income taxes (benefit)	$(359)	$(280)	$(1,986)	$5,779

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit):

	VI Acquisition				Midway
	Year ended		Period ended		Period ended		Year ended
	October 28,		October 26,		June 13,		October 27,
(In thousands)	2004		2003		2003		2002
Income tax provision computed at statutory federal income tax rates	117	35%	101	35%	(1,463)	35%	5,708	35%
FICA tip tax credit	(1,049)	-314%	(395)	-137%	(634)	15%	(973)	-6%
Non-deductible costs	225	67%	58	20%	798	-19%	278	2%
State income tax provision, net of federal benefit	358	107%	15	5%	(432)	10%	924	6%
Other, net.	(10)	-3%	(59)	-20%	(255)	6%	(158)	-1%
Income tax expense (benefit)	(359)	-107%	(280)	-97%	(1,986)	48%	5,779	35%

The components of the net deferred tax assets were as follows:

(In thousands)	October 28, 2004	October 26, 2003
FICA tax credit carryforwards	$11,820	$10,510
Alternative minimum tax credit carryforwards	3,366	3,366
Accrued insurance claims not yet deductible	3,347	2,719
Property and equipment	4,171	5,390
Investment	2,760	2,760
Other	4,190	2,376
	29,654	27,121
Valuation allowance	(2,760)	(2,760)
Deferred tax assets, net of valuation allowance	26,894	24,361
Deferred tax liabilities	(1,795)	(1,868)
Net deferred tax assets	25,099	22,493
Less: current portion	(2,463)	(2,164)
Long-term portion	$22,636	$20,329

The FICA tip credit is a general business income tax credit claimed by the Company for employer social security taxes paid on employee tips exceeding the amount treated as wages for minimum wage purposes. To the extent that the FICA tip credit is claimed, a business deduction for the FICA tax is not received for the FICA tax which is subject to the federal income tax credit.  Any unused FICA tip credit may be carried back one year and forward 20 years (three-year carryback and 15-year carryforward for credits generated in tax years beginning before 1998).  The alternative minimum tax credit carryforwards never expire.

Approximately $9.6 million of the FICA tip credit carryforwards were generated prior to the Company’s acquisition in June 2003 and are subject to an annual use limitation of approximately $0.7 million.  Of these credit carryforwards, $5.5 million may be carried forward up to 15 years with expirations in 2009 through 2013 and $4.1 million may be carried forward up to 20 years with expirations in 2019 through 2023.  The remaining $2.2 million of FICA tip credit carryforwards were generated post-acquisition, are not subject to annual limitations and will expire in 2023 and 2024.  Management believes that, based upon past historical and forecasted future taxable income, it is more likely than not that these carryforwards will be fully utilized before expiration.  Annual taxable income of approximately $6.0 million would be necessary to fully utilize the credit carryforwards.  Estimated taxable income for the fiscal year ended October 28, 2004 was $5.0 million and included approximately $6.9 million of taxable expense related to debt extinguishment costs (Note 17).

The Company has established a valuation allowance of $2.8 million for the portion of its deferred tax asset related to an investment for which it is more likely than not that a tax benefit will not be realized.  This investment arose from the sale of a subsidiary and in 1991 had been written-off for financial reporting purposes.  While the Company believes that this investment will ultimately be written-off for tax purposes, it does not believe that it will generate sufficient capital gains to offset the capital loss.

16. Hedging activities

Effective October 27, 2003, the Company entered into an interest rate swap agreement to manage its cash flows associated with the interest payable under the variable component of its prior senior secured credit agreement.  The swap agreement had an original notional amount of $35 million. The contract was scheduled to expire October 27, 2006 and the interest rate was fixed at 2.686%.  In connection with the debt refinancing transaction on April 14, 2004 (Note 7), the outstanding derivative obligations were settled for $0.2 million.  The Company held no derivative instruments as of October 28, 2004 and October 26, 2003.

17. Transaction and debt extinguishment expenses

The Company incurred various expenses directly related to the acquisitions of the predecessor companies (Note 1). The components of the transaction expenses and debt extinguishment costs were as follows:

	VI Acquisition		Midway
(In thousands)	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
Transaction expenses:
Employment contract termination and stock compensation	$—	$—	$5,574	$—
Legal, accounting and other professional fees	75	49	3,862	279
Severance costs	—	1,177	—	—
Legal settlements	50	—	—	—
Total transaction expenses	$125	$1,226	$9,436	$279
Debt extinguishment costs:
Debt prepayment penalties	$2,305	$—	$1,298	$—
Write-off of deferred financing costs	4,344	—	3,322	—
Derivative termination	207	—	1,896	—
Total debt extinguishment costs	$6,856	$—	$6,516	$—

18. Commitments and contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  As of October 28, 2004, the Company had placed letters of credit totaling approximately $7.3 million, primarily associated with its insurance programs.

Litigation and tax contingencies

From time-to-time, the Company has been involved in various lawsuits and claims arising from the conduct of its business. Such lawsuits typically involve claims from customers and others related to operational issues and complaints and allegations from former and current employees. These matters are believed to be common for restaurant businesses. Additionally, the Company has been party to various assessments of taxes, penalties and interest from federal and state agencies.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is currently a defendant in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The complaints allege that the Company violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by the Company in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by the Company in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts.

During the fourth quarter of fiscal 2004, the Company established a reserve of $3.2 million in connection with its agreement in principle to settle these class action lawsuits.  The parties in both lawsuits are in the process of finalizing the settlement, which is subject to approval of the court. Under the terms of the proposed settlements, the Company has agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees.

The Company filed a lawsuit on December 3, 2004 against the former shareholders of Midway (the former parent of VICORP), including certain members of current management, in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP was acquired, in addition to the assertion of other claims.  The former shareholders of Midway filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway claim, among other allegations, that the Company has improperly sought indemnification and are denying liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

While the Company believes that its claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that it will prevail, in the event the Company does not fully prevail on its indemnification claims, management estimates that the Company’s maximum exposure under the settlement agreements is the $3.2 million amount reserved.

A receivable of $3.4 million (Note 3) was recorded at October 28, 2004 for the difference between the aggregate amount of the settlement and the Company’s estimated exposure.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.7 million as of October 28, 2004.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations for restaurant construction amounted to approximately $5.3 million as of October 28, 2004.

19. Related party transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company.  Under terms of the agreement, the Company pays a total annual fee of $850,000 to the partnerships. In connection with the April 14, 2004 debt refinancing (Note 7), the Company also paid an additional $309,000 in fees to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P., which represented a deferral of a portion of the transaction fee payable to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. in connection with the June 2003 acquisition (Note 1).  Total management fees paid to Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. totaled $1,088,000 and $315,000 for the fiscal year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003, respectively.  Total management fee expense for the fiscal year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003 was $1,159,000 and $315,000, respectively. As of October 28, 2004 and October 26, 2003, $275,000 and $204,000 of such management fees were accrued but unpaid (Note 6).

The Company previously had obtained a letter of credit which was required to secure the personal loan of a member of management. The proceeds under this arrangement were used by the individual to participate in the acquisition of the Company’s stock (Note 10).  The Company assumed fees associated with this letter of credit in the amount of approximately $8,000.  The loan was paid in full in February 2004.

On May 14, 2001, the Company entered into management fee agreements with Goldner, Hawn, Johnson & Morrison, a Minnesota corporation, and Second Capital Corporation of Boston (“Second Capital”), a Massachusetts corporation, whereby certain management, financial and other consulting services would be provided to the Company’s predecessor.   Under the terms of the agreement, the Company paid a total annual fee of $1.0 million to Goldner Hawn and Second Capital.  Management fees totaled approximately $575,000, and $1.0 million for the period from October 28, 2002 through June 13, 2003 and for the fiscal year ended October 27, 2002, respectively. This agreement terminated on June 13, 2003.

20. Quarterly financial data (unaudited)

The Company’s quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows:

	Quarter ended
(In thousands) Fiscal 2004	January 22, 2004	April 15, 2004	July 8, 2004	October 28, 2004

Revenues	$100,594	$93,125	$90,123	$115,882
Litigation settlement	—	—	—	3,168
Transaction costs	22	23	—	80
Impairment expense	—	22	—	530
Operating profit	7,368	5,549	6,031	2,881
Debt extinguishment costs	—	6,856	—	—
Net income (loss)	2,790	(3,097)	1,698	(698)

	Quarter ended
Fiscal 2003	January 19, 2003 (a)	April 13, 2003 (a)	July 6, 2003 (b)	October 26, 2003

Revenues	$93,585	$87,296	$90,589	$115,747
Transaction costs	100	372	9,046	1,144
Impairment expense	—	—	96	—
Operating profit	7,983	3,038	(1,884)	3,787
Debt extinguishment costs	—	—	6,516	—
Net income (loss)	3,949	771	(5,992)	(354)

(a) The quarters ended January 19, 2003 and April 13, 2003 represent financial results of our predecessor company, Midway (Note 1).

(b) The quarter ended July 6, 2003 is combined with financial results of our predecessor company, Midway (Note 1), as follows:

	Midway	VI Acquisition	Combined
(In thousands)	June 13, 2003	July 6, 2003	July 6, 2003

Revenues	$65,724	$24,865	$90,589
Transaction costs	8,964	82	9,046
Impairment expense	96	—	96
Operating profit	(3,569)	1,685	(1,884)
Debt extinguishment costs	6,516	—	6,516
Net income (loss)	(6,915)	923	(5,992)

The Company’s first, second and third quarters generally consist of twelve weeks each and the fourth quarter consists of sixteen weeks.  However, the first quarter of fiscal 2004 included an additional four days due to a change made to end fiscal quarters on a Thursday rather than a Sunday (Note 1).