Form 10-Q
period 2005-01-27
VICORP RESTAURANTS INC
filed 2005-04-15
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-117263

VICORP RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

STATE OF COLORADO	84-0511072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 WEST 48TH AVENUE, DENVER, COLORADO	80216
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Number of shares of Common Stock, $.0001 par value, outstanding at April 15, 2005: 1,421,800, excluding treasury shares.

VICORP RESTAURANTS, INC.
January 27, 2005
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of January 27, 2005 and October 28, 2004 (As restated)

Consolidated Statements of Operations for the 91 days ended January 27, 2005 and 88 days ended January 22, 2004 (As restated)

Consolidated Statements of Cash Flows for the 91 days ended January 27, 2005 and 88 days ended January 22, 2004 (As restated)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	January 27, 2005	October 28, 2004
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$8,416	$1,332
Receivables, net	9,648	11,915
Inventories	9,310	12,245
Deferred income taxes, short-term	2,704	2,463
Prepaid expenses and other current assets	3,072	3,432
Income tax receivable	—	270
Total current assets	33,150	31,657
Property and equipment, net	79,923	80,316
Assets under deemed landlord financing liability, net	111,391	110,342
Deferred income taxes, long-term	20,182	19,401
Goodwill	72,979	72,979
Trademarks and tradenames	42,600	42,600
Franchise rights, net	11,221	11,358
Other assets, net	13,118	13,763
Total assets	$384,564	$382,416

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$162	$201
Cash overdraft	—	3,190
Accounts payable	11,029	13,174
Accrued compensation	5,782	7,138
Accrued taxes	9,665	7,992
Other accrued expenses	22,048	18,520
Total current liabilities	48,686	50,215
Long-term debt	140,170	141,469
Capitalized lease obligations	233	248
Deemed landlord financing liability	116,127	114,670
Other noncurrent liabilities	8,322	7,057
Total liabilities	313,538	313,659

Commitments and contingencies

Stock subject to repurchase	1,063	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,659 shares issued and outstanding at January 27, 2005 and 68,659 shares issued and outstanding at October 28, 2004 (aggregate liquidation preference of $81,040 and $78,846, respectively)	82,069	80,022
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,386,552 shares issued and outstanding at January 27, 2005 and 1,386,552 shares issued and outstanding at October 28, 2004	—	—
Paid-in capital	2,426	2,426
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at January 27, 2005 and October 28, 2004	(1,004)	(1,004)
Accumulated deficit	(13,528)	(13,750)
Total stockholders’ equity	69,963	67,694
Total liabilities and stockholders’ equity	$384,564	$382,416

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)
Revenues:
Restaurant operations	$104,523	$99,426
Franchise operations	1,229	1,168
	105,752	100,594
Costs and expenses:
Restaurant costs:
Food	28,211	27,297
Labor	32,240	30,807
Other operating expenses	27,766	26,535
Franchise operating expenses	511	552
General and administrative expenses	6,607	6,201
Transaction expenses	15	22
Management fees	196	196
Operating profit	10,206	8,984
Interest expense	(6,978)	(6,206)
Other income, net	88	23
Income before income taxes	3,316	2,801
Provision for income taxes	1,047	758
Net income	2,269	2,043
Preferred stock dividends and accretion	(2,047)	(1,755)
Net income attributable to common stockholders	$222	$288

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Cash Flow
(In Thousands)
(Unaudited)

	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)
Operating activities:
Net income	$2,269	$2,043
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,480	4,296
Amortization of financing costs and original issue discounts	288	231
Loss on disposition of assets	28	41
Deferred income tax expense	(1,022)	(769)
Interest on warrants	—	44
Changes in operating assets and liabilities:
Receivables, net	3,071	1,307
Inventories	2,935	2,286
Cash overdraft	(3,190)	(2,725)
Accounts payable, trade	(2,145)	629
Accrued compensation	(1,356)	(1,519)
Other current assets and liabilities	5,791	3,200
Other noncurrent assets and liabilities	1,618	1,098
Net cash provided by operating activities	12,767	10,162
Investing activities:
Acquisitions, net of cash acquired	—	(10)
Purchase of property and equipment	(2,835)	(3,430)
Purchase of assets under deemed landlord financing liability	(2,122)	(411)
Proceeds from disposition of property	25	94
Collection of notes receivable	55	12
Net cash used in investing activities	(4,877)	(3,745)
Financing activities:
Payments of debt and capital lease obligations	(9,004)	(28,433)
Proceeds from issuance of debt	7,600	18,235
Proceeds from deemed landlord financing	598	226
Net proceeds from issuance of preferred stock and common stock	—	264
Net cash used in financing activities	(806)	(9,708)
Increase (decrease) in cash and cash equivalents	7,084	(3,291)
Cash and cash equivalents at beginning of period	1,332	5,326
Cash and cash equivalents at end of period	$8,416	$2,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$3,418	$5,872
Income taxes	83	137

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Notes to Consolidated Financial Statements
January 27, 2005
(Unaudited)

1.   Description of the Business and Basis of Presentation

Description of Business

VI Acquisition Corp. (the “Company” or “VI Acquisition”), a Delaware corporation, was organized in June 2003 by Wind Point Partners and other co-investors.  VICORP Restaurants, Inc. (“VICORP”) and its subsidiaries are wholly owned by VI Acquisition Corp.  As a holding company, VI Acquisition Corp. does not have any independent operations and consequently its consolidated statements of operations are substantially equivalent to those of VICORP Restaurants, Inc.

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name.  At January 27, 2005, the Company operated 273 Company-owned restaurants in 15 states.  Of the Company-owned restaurants, 149 are Bakers Square restaurants and 124 are Village Inn restaurants, with an additional 103 franchised Village Inn restaurants in 19 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the 91-day period ended January 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2005.  Additionally, operating results for the first quarter of the fiscal year include increased sales due to the holidays in November and December.  The consolidated balance sheet at October 28, 2004, as restated, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended October 28, 2004 included in our Annual Report on Form 10-K, which will be amended for the restatement of previously issued financial statements (see Note 2).

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected not to adopt the fair value method and instead has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (however, refer to the discussion in the following paragraph related to the Company’s pending adoption of SFAS No. 123R, “Share-Based Payment”). Under APB Opinion No. 25, compensation expense related to stock options is calculated as the difference between the exercise price of the option and the fair market value of the underlying stock at the date of grant. This expense is recognized over the vesting period of the option or at the time of grant if the options immediately vest. As a result of the minimal number of stock options outstanding during all periods presented in the accompanying consolidated financial statements, the pro forma effects of applying the fair value method to outstanding options over their respective vesting periods had an immaterial effect on net income.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which replaces the prior SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for the Company on November 4, 2005, (the first quarter of the Company's fiscal 2006) and while the Company is still evaluating the impact of adopting SFAS No. 123R, the Company does not believe such adoption will have a material impact on its consolidated financial statements because of the minimal number of stock options outstanding.

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

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2005.  These reclassifications had no effect on the Company’s consolidated net income.

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first quarter of fiscal 2005 consisted of 13 weeks, or 91 days and ended on January 27, 2005.  Beginning January 22, 2004, the Company changed its fiscal year so that it ends on the Thursday nearest to October 31st of each year. Previously, the Company’s fiscal year was on the last Sunday in October.  This change increased the first quarter in fiscal 2004 by four days (88 days in the first quarter of fiscal 2004 versus 84 days in the first fiscal quarter of 2003). The change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when the Company’s restaurants are busier.

2.   Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors as a result of a review of its lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under GAAP:

(i)                                  Accounting for Real Estate Transactions

Historically, the Company had accounted for certain of its real estate transactions of restaurant properties as sale-leaseback transactions.  The Company has restated its financial statements to now report these transactions as financing transactions under SFAS No. 98, “Accounting for Leases,” rather than as sale-leaseback transactions as previously reported due to a determination that certain lease agreement provisions reflect continuing involvement with the buyer-lessor. Our continuing involvement for most of our leases now accounted for under the financing method results from our ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by the Company to effectuate such control.  These “perpetual fixed-price renewal options” are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option.  Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists.  The affected real estate transactions related to an aggregate of 79 existing restaurants in 1999, 2001 and 2003 and nine new restaurant locations opened in 2003 and 2004.

The impact of the restatement was to record on the Company’s consolidated balance sheets the assets of the restaurants subject to these transactions as if they had not been sold and record the proceeds from these transactions (including any gains previously deferred) as liabilities under the caption “Deemed landlord financing liability”.  Operating results were restated to recognize depreciation expense associated with the assets subject to these transactions and re-characterize the lease payments previously reported as rent expense as principal repayments and imputed interest expense.  The rent expense reversal associated with these transactions included the reversal of previously recorded expenses for straight-line rents and rent reductions for certain purchase accounting adjustments made to account for the leases at fair market value.  In addition, the capital lease classification for three leased properties was re-characterized as deemed landlord financing assets and liabilities.

The net pre-tax impact to correctly classify the aforementioned leases as financing transactions totaled $1,054,000 for the 88-day period ended January 22, 2004.  The correcting entries consisted of a $1,725,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,820,000 increase in interest expense.

(ii)                              Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  The Company did not appropriately straight-line its rents for certain locations.  The pre-tax impact to correctly straight-line rents was a $131,000 increase in rent expense for the 88-day period ended January 22, 2004.

(iii)                          Understated Depreciation and Amortization Expense

The Company generally has historically depreciated its buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of the Company’s depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The pre-tax impact of the correction of the Company’s leasehold improvement depreciable lives was a $19,000 increase in depreciation expense for the 88-day period ended January 22, 2004.

(iv)                            Understated Interest Expense on Preferred Stock Warrant Accretion

The Company also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of the Company’s June 2003 purchase.  For the 88-day period ended January 22, 2004, an additional $44,000 of interest expense was recorded as a result of the correction of this error.

The collective impact of these restatements on the Company’s consolidated financial statements are summarized below (in thousands):

	As of October 28, 2004
	Previously reported	Corrections	As restated
	(Unaudited)
Balance Sheet Data
Receivables	$13,676	$(1,761)	$11,915
Total current assets	33,418	(1,761)	31,657
Property and equipment, net	84,785	(4,469)	80,316
Assets under deemed landlord financing liability, net	—	110,342	110,342
Build-to-suit construction-in-progress	6,258	(6,258)	—
Deferred income taxes, long-term	22,636	(3,235)	19,401
Goodwill	82,843	(9,864)	72,979
Other assets, net	6,482	7,281	13,763
Total assets	290,380	92,036	382,416

Current maturities of long-term debt and capitalized lease obligations	258	(57)	201
Accounts payable	12,865	309	13,174
Current liabilities	49,963	252	50,215
Capitalized lease obligations	3,490	(3,242)	248
Deemed landlord financing liability	—	114,670	114,670
Build-to-suit liability	6,258	(6,258)	—
Other non-current liabilities	15,871	(8,814)	7,057
Total liabilities	217,051	96,608	313,659
Preferred stock	79,769	253	80,022
Accumulated deficit	(8,925)	(4,825)	(13,750)
Total stockholders’ equity	72,266	(4,572)	67,694
Total liabilities and stockholders’ equity	290,380	92,036	382,416

	88 Days Ended January 22, 2004
	Previously Reported	Corrections	As restated
	(Unaudited)
Statement of Operations Data
Other operating expenses	$28,110	$(1,575)	$26,535
Franchise operating expenses	593	(41)	552
Operating profit	7,368	1,616	8,984
Interest expense	(3,342)	(2,864)	(6,206)
Income before income taxes	4,049	(1,248)	2,801
Provision for income taxes	1,259	(501)	758
Net income	2,790	(747)	2,043
Net income attributable to common shareholders	1,035	(747)	288

Statement of Cash Flows Data
Net cash provided by operations	$10,306	$(144)	$10,162
Net cash used in investing activities	(3,621)	(124)	(3,745)
Net cash used in financing activities	(9,976)	268	(9,708)
Net increase in cash and cash equivalents	(3,291)	—	(3,291)

The Company will restate its annual consolidated financial statements and certain other interim period consolidated financial statements with the filing of an amended Annual Report on Form 10-K with the SEC for the fiscal year ended October 28, 2004.

3.   Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consist of food, paper products and supplies.  Inventories consisted of the following (in thousands):

	January 27, 2005	October 28, 2004
Inventories at pie production facilities and third-party storage locations:
Raw materials	$3,979	$4,353
Finished goods	1,991	4,717
	5,970	9,070
Restaurant inventories	3,340	3,175
	$9,310	$12,245

4.   Debt

On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10½% senior unsecured notes maturing on April 15, 2011.  The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million.  The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc.  In August 2004, the Company’s registration statement with the Securities and Exchange Commission on Form S-4 was declared effective and the senior unsecured notes and guarantees were exchanged for registered notes and guarantees having substantially the same terms and evidencing the same indebtedness.  Interest is payable semi-annually on April 15 and October 15 until maturity.

The Company has an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of January 27, 2005, the Company had issued letters of credit aggregating $6.6 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of January 27, 2005, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $23.4 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement.  At January 27, 2005, the interest rates were 5.6% for term loan borrowings.  Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On January 27, 2005, the Company was in compliance with these requirements.

The Company delayed filing its quarterly report on Form 10-Q for the quarterly period ended January 27, 2005 beyond the extended filing deadline with the Securities and Exchange Commission of March 21, 2005 due to the length of time needed to examine certain aspects of its lease accounting (Note 2).  The lenders participating in the Company’s Amended and Restated Senior Secured Credit Facility agreed to extend the time period for the Company to deliver required financial information until April 15, 2005. The Company filed its Form 10-Q on April 15, 2005.

5.   Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  As of January 27, 2005, the Company had placed letters of credit totaling approximately $6.6 million, primarily associated with its insurance programs.

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

The Company was a defendant in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The complaints alleged that the Company violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by the Company in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by the Company in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages was requested in either complaint, and the complaints sought statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts.

The parties have entered into a settlement agreement, which is subject to the final approval of the court. Under the terms of the proposed settlements, the Company has agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.

The Company filed a lawsuit on December 3, 2004 against the former shareholders of Midway (the former parent of VICORP) in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP was acquired, in addition to the assertion of other claims.  The former shareholders of Midway filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway claim, among other allegations, that the Company has improperly sought indemnification and are denying liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

While the Company believes that its claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that it will prevail, in the event the Company does not fully prevail on its indemnification claims, management estimates that the Company’s maximum exposure under the settlement agreements is $3.2 million. Therefore, during the fourth quarter of fiscal 2004, the Company established a reserve of $3.2 million in connection with the proposed settlement of these class action lawsuits. A receivable of $3.4 million was recorded at both January 27, 2005 and October 28, 2004 for the difference between the aggregate amount of the settlement and the Company’s estimated exposure.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.6 million as of January 27, 2005.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $7.3 million as of January 27, 2005.

6.   Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company.  Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000.  Management fees expensed under this agreement totaled approximately $196,000 during each of the 91 day and 88 day periods ended January 27, 2005 and January 22, 2004.  Management fees paid to Wind Point Partners, IV, L.P. and Wind Point Investors V, L.P. under this agreement totaled $213,000 during each of the 91 day and 88 day periods ended January 27, 2005 and January 22, 2004.

7.   Comprehensive Income and Hedging Activities

Comprehensive income consisted of the following (in thousands):

	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)

Net income	$2,269	$2,043
Unrealized hedge transaction loss	—	(226)
Comprehensive income	$2,269	$1,817

Effective October 27, 2003, the Company entered into an interest rate swap agreement to manage its cash flows associated with the interest payable under the variable component of the Company’s prior senior secured credit agreement.  The swap agreement had an original notional amount of $35 million. The contract was scheduled to expire October 27, 2006 and the interest rate was fixed at 2.686%.  In connection with the Company’s debt refinancing transaction on April 14, 2004 (Note 4), the outstanding derivative obligations were settled for $0.2 million.  The Company held no derivative instruments as of January 27, 2005 or October 28, 2004.

Under SFAS No. 133, the Company’s interest rate swap agreements were designated as cash flow hedges and recorded at fair value.  Changes in the value of such contracts, net of income taxes, were reported in comprehensive income.  For the purpose of calculating income taxes related to comprehensive income, the Company used its combined statutory rate for federal and state income taxes.  The periodic net settlements made under the agreements are reflected in operations in the period in which the settlement occurs as an adjustment to interest expense.  The Company’s accounting treatment of these transactions is consistent with its tax treatment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include all matters that are not historical facts.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report.  See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 28, 2004, for a discussion of some of the factors that may affect the Company and its operations.  Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods.  Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 376 restaurants in 25 states as of January 27, 2005, consisting of 273 Company-operated restaurants and 103 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

(Units)	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
Village Inn company-operated restaurants:
Beginning of period	121	118
Openings	3	2
Closings	—	(1)
End of period	124	119
Bakers Square company-operated restaurants:
Beginning of period	150	149
Openings	—	1
Closings	(1)	—
End of period	149	150
Total company-operated restaurants	273	269
Village Inn franchised restaurants:
Beginning of period	103	105
Closings	—	(1)
End of period	103	104
Total restaurants	376	373

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

We have not substantially increased the number of restaurants within both the Village Inn and Bakers Square concepts for a number of years.  However, with our new strategic focus, we intend to increase the number of company-operated Village Inn and Bakers Square restaurants more significantly over the next several years.  We currently expect to open an estimated 23 to 27 new restaurants in fiscal 2005 with most of the openings occurring in the latter half of the fiscal year.

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

As of January 27, 2005, we had 103 franchised Village Inn restaurants in nineteen states, operated by 25 franchisees which operate one to eleven restaurants each.  Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of Company-operated units.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In both January 2004 and 2005, the minimum wage rate for the state of Illinois increased.  The state of Florida’s minimum wage is scheduled to increase in June 2005.

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

In managing prime margin, we also focus on percentage food cost, which is food cost expressed as a percentage of total revenues. Our food cost is affected by several factors, including market prices for the food ingredients, our effectiveness at controlling waste and proper portioning, and shifts in our customers’ buying habits between low-food-cost and high-food-cost menu items. Our food cost management system within each restaurant measures actual ingredient costs and actual customer product purchases against an “ideal” food cost standard. Ideal food cost is calculated within each restaurant based on the cost of ingredients used, assuming proper portion size, adherence to recipes, limited waste and similar factors. We track variances from ideal food cost within each restaurant and seek to address the causes of such variances, to the extent they are within our control, in order to improve our percentage food cost. In addition, our centralized purchasing department buys a majority of the products used in both Village Inn and Bakers Square (as well as our pie production operations), leveraging the purchasing volumes of our restaurants and our franchisees to obtain favorable prices. We attempt to stabilize potentially volatile prices for certain high-cost ingredients such as chicken, beef, coffee and dairy products for three to twelve month periods by entering into purchase contracts when we believe that this will improve our food cost. We also use “menu engineering” to promote menu items which have a lower percentage food cost. However, we are vulnerable to fluctuations in food costs. Given our customers’ sensitivity to price increases and since we only reprint our full menus every six months, our ability to adjust prices and featured menu items in response to rapidly changing commodity prices is limited.

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

Our 2005 first quarter financial results included:

•                              Growth of revenues in the first quarter by 5.2% to $105.8 million from 2004 to 2005, reflecting the net addition of six company-operated restaurants over the past two years (including the net addition of two restaurants during 2005’s first quarter) and the three extra operating days.  Same store sales decreased by 1.2% from 2004 to 2005.

•                              Improvement in operating income to $10.2 million from $9.0 million in 2004 (as restated).

•                              Net income improved to $2.3 million in the first quarter of fiscal 2005 from $2.0 million (as restated) in the first quarter of fiscal 2004.  Interest expense increased $0.8 million in the first quarter of fiscal 2005 due to greater debt outstanding throughout the first quarter of 2005 and a higher average interest rate, both a result of the high-yield financing consummated at the end of the second quarter of 2004.

Restatement of Previously Reported Financial Statements

We have restated our financial statements for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors as a result of a review of our lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under GAAP:

(i)                                  Accounting for Real Estate Transactions

Historically, we have accounted for certain of our real estate transactions of restaurant properties as sale-leaseback transactions.  We have restated our financial statements to now report these transactions as financing transactions under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” rather than as sale-leaseback transactions as previously reported due to a determination that certain lease agreement provisions reflect continuing involvement with the buyer-lessor. Our continuing involvement for most of our leases now accounted for under the financing method results from our ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by us to effectuate such control.  These “perpetual fixed-price renewal options” are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option.  Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists.  The affected real estate transactions related to an aggregate of 79 existing restaurants in 1999, 2001 and 2003 and nine new restaurant locations opened in 2003 and 2004.

The impact of the restatement was to record on our consolidated balance sheets the assets of the restaurants subject to these transactions as if they had not been sold and record the proceeds from these transactions (including any gains previously deferred) as liabilities under the caption “Deemed landlord financing liability”.  Operating results were restated to recognize depreciation expense associated with the assets subject to these transactions and re-characterize the lease payments previously reported as rent expense as principal repayments and imputed interest expense.  The rent expense reversal associated with these transactions included the reversal of previously recorded expenses for straight-line rents and rent reductions for certain purchase accounting adjustments made to account for the leases at fair market value.  In addition, the capital lease classification for three leased properties was re-characterized as deemed landlord financing assets and liabilities.

The net pre-tax impact to correctly classify the aforementioned leases as financing transactions totaled $1,054,000 for the 88-day period ended January 22, 2004.  The correcting entries consisted of a $1,725,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,820,000 increase in interest expense.

(ii)                              Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  We did not appropriately straight-line our rents for certain locations.  The pre-tax impact to correctly straight-line rents was a $131,000 increase in rent expense for the 88-day period ended January 22, 2004.

(iii)                          Understated Depreciation and Amortization Expense

We generally have historically depreciated our buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of our depreciable assets, we determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The pre-tax impact of the correction of our leasehold improvement depreciable lives was a $19,000 increase in depreciation expense for the 88-day period ended January 22, 2004.

(iv)                            Understated Interest Expense on Preferred Stock Warrant Accretion

We also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of our June 2003 purchase.  For the 88-day period ended January 22, 2004, an additional $44,000 of interest expense was recorded as a result of the correction of this error.

We will restate our annual consolidated financial statements and certain other interim period consolidated financial statements with the filing of an amended Annual Report on Form 10-K with the SEC for our fiscal year ended October 28, 2004.

See Note 2 to the Consolidated Financial Statements for further discussion of the restatement.  All previously reported amounts affected by the restatement that appear in this Quarterly Report on Form 10-Q have been restated.

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

Property and equipment, build-to-suits and assets under deemed landlord financing liability

Property and equipment is recorded at cost and is depreciated on the straight-line basis over the estimated useful lives of such assets or through the applicable lease expiration, if shorter. Leasehold improvements added subsequent to the inception of a lease are amortized over the shorter of the useful life of the assets or a term that includes lease renewals, if such renewals are considered reasonably assured.  The useful lives of assets typically range from 20 to 40 years for buildings and three to ten years for equipment and improvements. Changes in circumstances such as the closing of units in underproductive markets or changes in our capital structure could result in the actual useful lives of these assets differing from our estimates.

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our real estate transactions and build-to-suit projects have not qualified for sales-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

We review long-lived assets, including land, buildings, building improvements and assets under deemed landlord financing liability, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During fiscal 2004, we concluded that impairment charges of $1.1 million (as restated) were necessary.

Leases

We lease a substantial amount of our restaurant properties and one of our pie production plants.  We account for our leases under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and subsequent amendments, which require leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes.  In addition, the Company records the total rent payable during the operating lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent.  Certain of our leases are accounted for under the financing method as discussed above.  Future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. As of January 27, 2005, we had recorded an insurance reserve liability of $9.5 million.  For fiscal 2005, our anticipated claim costs are $10.1 million for employee medical/dental claims, $3.4 million for workers’ compensation and $1.0 million for general liability claims. We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Loss contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations.  Significant contingencies include those related to litigation.  We account for contingent obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement.  Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements.  If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.  During the fourth quarter of fiscal 2004, we accrued $3.2 million in connection with our agreement in principle to settle two class action lawsuits (Note 5 to our audited consolidated financial statements and Part II Item 1. Legal Proceedings).

The assessment of loss contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax bases of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of January 27, 2005, we had net deferred tax assets of $22.9 million, which included $11.5 million of FICA tip credit carryforwards, expiring at various dates through 2025.  Approximately $9.6 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

In December 2004, the FASB issued SFAS No. 123R which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for us on November 4, 2005, (the first quarter of our fiscal 2006) and while we are still evaluating the impact of adopting SFAS No. 123R, we do not believe such adoption will have a material impact on our consolidated financial statements because of the minimal number of stock options outstanding.

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first quarter of fiscal 2005 ended January 27, 2005 consisted of 13 weeks, or 91 days, and fiscal 2005 will consist of 53 weeks, or 371 days.  Beginning January 22, 2004, we changed our fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased the first quarter in fiscal 2004 by an extra four days to 88 days. This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when our restaurants are busier.  Fiscal 2004 consisted of 52 weeks and four days, or 368 total days.

Seasonality

Our sales fluctuate seasonally and as mentioned previously our quarters do not all have the same time duration.  Specifically, our fourth quarter generally has an extra three to four weeks compared to our other quarters of the fiscal year.  Also, based on fiscal 2003 and 2004, our average daily sales were highest in our first quarter (November through January) as a result of holiday pie sales while our fourth quarter (mid-July through October) recorded our lowest average daily sales.  Therefore, our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability in addition to those noted above include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Operations

(in Thousands)	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)
Revenues:
Restaurant operations	$104,523	$99,426
Franchise operations	1,229	1,168
	105,752	100,594
Costs and expenses:
Restaurant costs:
Food	28,211	27,297
Labor	32,240	30,807
Other operating expenses	27,766	26,535
Franchise operating expenses	511	552
General and administrative expenses	6,607	6,201
Transaction expenses	15	22
Management fees	196	196
	95,546	91,610
Operating profit	10,206	8,984
Interest expense	(6,978)	(6,206)
Other income, net	88	23
Income before income taxes	3,316	2,801
Provision for income taxes	1,047	758
Net income	2,269	2,043
Preferred stock dividends and accretion	(2,047)	(1,755)
Net income attributable to common stockholders	$222	$288

	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)
Revenues:
Restaurant operations	98.8%	98.8%
Franchise operations	1.2	1.2
	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	26.7	27.1
Labor	30.5	30.6
Other operating expenses	26.2	26.4
Franchise operating expenses	0.5	0.5
General and administrative expenses	6.2	6.2
Transaction expenses	0.0	0.0
Management fees	0.2	0.2
	90.3	91.0
Operating profit	9.7	9.0
Interest expense	(6.6)	(6.2)
Other income, net	0.1	0.0
Income before income taxes	3.2	2.8
Provision for income taxes	1.1	0.8
Net income	2.1	2.0
Preferred stock dividends and accretion	(1.9)	(1.7)
Net income attributable to common stockholders	0.2%	0.3%

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Total revenues increased by $5.2 million, or 5.2%, to $105.8 million in fiscal 2005’s first quarter, from $100.6 million for the same period fiscal 2004.  The increase was partly due to operating approximately five more locations on average during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and the three extra operating days in the first quarter of fiscal 2005.  We experienced a 1.2% decrease in same unit sales for the first quarter of fiscal 2005 over the first quarter of fiscal 2004. Village Inn same unit sales for the first quarter of fiscal 2005 increased 2.3% over the first quarter of fiscal 2004, and Bakers Square same unit sales decreased 3.7% over the same period. Average guest spending, increased 3.0% at Village Inn and 2.3% at Bakers Square in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Food costs increased by $0.9 million, or 3.3%, to $28.2 million in the first quarter of fiscal 2005, from $27.3 million for the first quarter of fiscal 2004.  Food costs as a percentage of total revenues decreased to 26.7% for the first quarter of fiscal 2005 from 27.1% in the first quarter of fiscal 2004.  The first half of fiscal 2004 experienced a spike in commodity prices, especially dairy.

Labor costs increased by $1.4 million, or 4.5%, to $32.2 million in the first quarter of fiscal 2005, from $30.8 million for the first quarter of fiscal 2004, but as a percentage of total revenues declined modestly to 30.5% from 30.6% over these periods.

Other operating expenses increased by $1.3 million, or 4.9%, to $27.8 million in the first quarter of fiscal 2005 from $26.5 million for the first quarter of fiscal 2004, as restated. Other operating expenses as a percentage of total revenues slightly decreased to 26.2% from 26.4% over these periods. This decrease was primarily due to a decrease in advertising expenses partially offset by higher utility costs.  Advertising costs decreased as a result of the decision in fiscal 2005 to spread our advertising expenditures more evenly over the fiscal year as compared to fiscal 2004 where advertising spending was more heavily weighted in the first quarter to support holiday pie sales.  Utility costs increased predominantly due to higher rates and higher usage from colder weather.

General and administrative expenses increased $0.4 million, or 6.5%, to $6.6 million for the first quarter of fiscal 2005 from $6.2 million for the first quarter of fiscal 2004. The increase resulted from higher support wages, legal fees and settlements, and professional fees partially offset by lower direct construction oversight and support expenses due to increased capitalization of such costs as we emphasize growth in the number of Company-operated units.  As a percentage of revenues, general and administrative expenses were 6.2% in both the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

Operating profit increased by $1.2 million, or 13.3%, to $10.2 million in the first quarter of fiscal 2005, from $9.0 million for the first quarter of fiscal 2004, as restated. Operating profit as a percentage of total revenues for the first quarter of fiscal 2005 increased to 9.7% from 9.0% over the first quarter of fiscal 2004. The improvement was due largely to the increased restaurant sales and restaurant operating efficiencies.

Interest expense increased by $0.8 million, or 12.9%, to $7.0 million in the first quarter of fiscal 2005, from $6.2 million for the first quarter of fiscal 2004, as restated. Interest expense as a percentage of total revenues increased to 6.6% from 6.2% over these periods. This increase was due primarily to higher average debt balances and interest rates on debt refinanced in April 2004.

Provision for income taxes for the first quarter of fiscal 2005 was $1.0 million, compared to $0.8 million for the first quarter of fiscal 2004, as restated.  The effective tax rate was 31.6% for the first quarter of fiscal 2005 compared to 27.1% in fiscal 2004’s first quarter, as restated.  The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

Net income increased by $0.3 million to $2.3 million in the first quarter of fiscal 2005, from $2.0 million in the first quarter of fiscal 2004, as restated.  Net income as a percentage of total revenues increased to 2.1% from 2.0% over these periods.

Preferred stock dividends and accretion increased by $0.2 million to $2.0 million in fiscal 2005 from $1.8 million for fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends.

Liquidity and Capital Resources

Cash requirements

Our principal liquidity requirements are to continue to finance our operations, service our debt and fund capital expenditures for maintenance and expansion.  Cash flow from operations has historically been sufficient to finance continuing operations and meet normal debt service requirements.  However, we are highly leveraged and our ability to repay our debt borrowings at maturity is likely to depend in part on our ability to refinance the debt when it matures, which will be contingent on our continued successful operation of the business as well as other factors beyond our control, including the debt and capital market conditions at that time.

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

For the balance of fiscal 2005, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $23 million, reflecting an acceleration of our unit growth.  Of this amount, $11 million is expected to be spent on new store construction, $5 million for remodels and the remainder on capital maintenance and other support related projects.   We may also have capital expenditures in fiscal 2005 related to our Bakers Square brand repositioning, although at present such plans have not been finalized.  We currently expect to open an estimated 23 to 27 new stores in fiscal 2005, including the three we opened in the first quarter.

We may also be required to make cash payments associated with certain litigation settlements (Note 5 to our unaudited consolidated financial statements and Part II Item 1. Legal Proceedings).  We expect our maximum net cash outlay for these litigation settlements to be $3.2 million reflecting indemnification of pre-acquisition activities by our predecessor for the balance of the $6.55 million proposed settlements.  Timing may require that the settlement be paid out in advance of receipt of the indemnification proceeds.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On January 27, 2005, we had outstanding receivables of $3.6 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations and liabilities

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On January 27, 2005, we had issued letters of credit aggregating $6.6 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of January 27, 2005, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $23.4 million.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the new senior secured credit agreement. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our new senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On January 27, 2005, we were in compliance with these requirements.

We delayed filing our quarterly report on Form l0-Q for the quarterly period ended January 27, 2005 beyond the extended filing deadline with the Securities and Exchange Commission of March 21, 2005 due to the length of time needed to examine certain aspects of our lease accounting (Note 2 to our unaudited consolidated financial statements). The lenders participating in our Amended and Restated Senior Secured Credit Facility agreed to extend thc time period for the Company to deliver required financial information until April 15, 2005. We filed our Form 10-Q on April 15, 2005.

We are subject to capital lease obligations related to five of our leased properties. The principal component of our capital lease obligations was $0.4 million as of January 27, 2005. These capital leases have expiration dates ranging from October 2005 to June 2011.

We are the prime lessee under various operating leases for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated first parties. These leases have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through September 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.6 million as of January 27, 2005.

As of January 27, 2005, our commitments with respect to the above obligations were as follows (in millions):

Payments due by periods

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$15.0	$—	$—	$15.0	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	141.5	—	—	15.0	126.5
Capital lease obligations(1) (2)	0.5	0.2	0.1	0.1	0.1
Operating lease obligations(2)	114.1	16.3	27.1	19.6	51.1
Deemed landlord financing liability (1) (2)	302.5	12.3	24.8	25.3	240.1
Letters of credit (3)	6.6	6.6	—	—	—
Purchase commitments(4)	7.3	7.3	—	—	—
Total	$572.5	$42.7	$52.0	$60.0	$417.8

(1)          Amounts payable under capital leases and the deemed landlord financing liability represent gross lease payments, including both deemed principal and imputed interest components.

(2)          Many of our leases and financing obligations contain provisions that require additional rent payments contingent on sales performance and the payment of common area maintenance charges and real estate taxes.  Amounts in this table do not reflect any of these additional amounts.

 (3)        We have letters of credit outstanding primarily to guarantee performance under insurance contracts.  The letters of credit are irrevocable and have one-year renewable terms.

(4)          We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at January 27, 2005 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	91 Days Ended January 27, 2005	88 Days Ended January 22, 2004
		(As restated)
Net cash provided by operating activities	$12.8	$10.2
Net cash used in investing activities	(4.9)	(3.8)
Net cash used in financing activities	(0.8)	(9.7)
Net increase (decrease) in cash and cash equivalents	7.1	(3.3)

Operating activities

For the first quarter of fiscal 2005, cash flows from operating activities increased $2.6 million compared to the first quarter of fiscal 2004.  The increase resulted primarily from increased collections on receivables of $3.0 million and lower interest payments of $2.6 million due to the timing of the semi-annual interest payments on the senior unsecured notes, partially offset by additional payments of $2.8 million in fiscal 2005 to reduce accounts payable balances.

Investing activities

Our capital expenditures, excluding amounts related to assets under financing obligations, for the first quarters of fiscal 2005 and 2004 were comprised of the following (in millions):

	91 days Ended January 27, 2005	88 days Ended January 22, 2004
		(As restated)
New store construction	$0.8	$1.5
Existing store remodel and refurbishment	0.6	0.8
Store capital maintenance	1.0	0.9
Pie production facility capital maintenance	0.2	—
Corporate related	0.2	0.2
Purchase of property and equipment	$2.8	$3.4

In addition to the capital expenditures noted above, we spent $2.1 million for assets under deemed finance liability during the first quarter of fiscal 2005 compared to $0.4 million in the first quarter of fiscal 2004.    We opened three new restaurants in both the first quarter of fiscal 2005 and fiscal 2004. However, we also had an additional four locations under construction at the end of the first quarter of fiscal 2005.

Financing activities

We used cash in financing activities of $0.8 million during the first quarter of fiscal 2005, consisting principally of the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28, 2004, partially offset by $0.6 million of proceeds from deemed landlord financing transactions.

During the first quarter of fiscal 2004, we used cash in financing activities of $9.7 million, consisting primarily of repayments of $8.3 million to reduce the amount of borrowings under our credit facility and $2.1 million of repayments under our term loans.

Cash management

We have historically funded the majority of our capital expenditures with cash provided by operating activities. We have on occasion obtained, and may in the future obtain, capitalized lease financing for certain expenditures related to equipment. Our investment requirements for new restaurant development include requirements for acquisition of land, building and equipment.  Historically we have either acquired all of these assets for cash, or purchased building and equipment assets for cash and acquired a leasehold interest in land. We have entered into sale-leaseback arrangements for many of the land and building assets that we have purchased in the past, many of which have been accounted for as financing transactions. Since the initial net cash investment required for leased units is significantly lower than for owned properties, we intend to focus on leasing sites for future growth so that we only have to fund the equipment portion of our new restaurant capital costs from our cash flows. We believe that this will reduce our upfront cash requirements associated with new restaurant growth and enable us to increase our return on these investments, although it will result in significant long term obligations under either operating or capital leases.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in food commodity prices.

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of January 27, 2005, $15.0 million, or 10.7% of our total debt and capitalized lease obligations of $140.6 million, bears interest at a floating rate.  A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of January 27, 2005, would increase our future interest expense by approximately $0.2 million per year.   This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 27, 2005, for the following reason:  On March 21, 2005, we announced that our financial statements were likely to be restated, relating to certain lease accounting and leasehold improvement depreciation accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices.  This restatement is described elsewhere in this Quarterly Report on Form 10-Q.  Our conclusion to change our accounting policies and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005.  Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices were not effective as of January 27, 2005, which we believe represents a material weakness in internal control over financial reporting.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, except as described in the following paragraph.

We have enhanced our internal controls to require an evaluation of the applicable lease provisions that could affect, in the context of current interpretive guidance pertaining to the application of GAAP for lease accounting, the classification and accounting for such transactions.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time-to-time, we have been involved in various lawsuits and claims arising from the conduct of our business. Such lawsuits typically involve claims from customers and others related to operational issues and complaints and allegations from former and current employees. These matters are believed to be common for restaurant businesses.  We believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

We were a defendant in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The complaints alleged that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages was requested in either complaint, and the complaints sought statutory damages, compensatory damages, interest and attorneys’ fees in unspecified amounts.

The parties have entered into a settlement agreement, which is subject to the final approval of the court. Under the terms of the proposed settlements, we have agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.

We filed a lawsuit on December 3, 2004 against the former shareholders of Midway (the former parent of VICORP) in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP was acquired, in addition to the assertion of other claims.  The former shareholders of Midway filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway claim, among other allegations, that we improperly sought indemnification and are denying liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, we estimate that our maximum exposure under the settlement agreements is $3.2 million. Therefore, during the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with the proposed settlement of these class action lawsuits.  A receivable of $3.4 million was recorded at both January 27, 2005 and October 28, 2004 for the difference between the aggregate amount of the settlement and our estimated exposure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)                                  Exhibits

10.24                     Agreement of Settlement of Class Actions, dated February 28, 2005, by and among the plaintiffs, as defined therein, and VICORP Restaurants, Inc., as defendant.

31.1                           Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended January 27, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 27, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 27, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the first quarter of fiscal 2005 ended January 27, 2005, we filed the following reports on Form 8-K:

Current report on Form 8-K on December 22, 2004, announcing the fourth quarter and year end results of fiscal 2004 ended October 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: April 15, 2005

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2005

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)