Form 10-K/A
period 2004-10-28
VICORP RESTAURANTS INC
filed 2005-05-18
CIK 703799

Use these links to rapidly review the document
FORM 10-K/A INDEX
VI ACQUISITION CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 28, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-117263

VICORP RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0511072 (I.R.S. Employer Identification No.)
400 West 48th Avenue, Denver, CO (Address of principal executive offices)	80216 (Zip Code)
303-296-2121 (Registrant's telephone number, including area code)

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

        Number of shares of Common Stock, $.0001 par value, outstanding at May 17, 2005: 1,427,602, excluding treasury shares.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports will be provided without charge upon written request addressed to: Investor Relations, VICORP Restaurants, Inc., 400 West 48th Avenue, Denver, Colorado 80216. Additionally, our consolidated financial statements are available at our website, www.vicorpinc.com, under the "Our Company—Investor Relations" headings.

FORM 10-K/A INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A and the documents incorporated by reference into the Annual Report on Form 10-K/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "may," "will" or "should," or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K/A and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

        By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K/A. In addition, even if our results or operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K/A, those results or developments may not be indicative of results or developments in subsequent periods.

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

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under "Item 1. Business—Risk factors." The forward-looking events we discuss in this Annual Report on Form 10-K/A speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Unless otherwise provided in this Annual Report on Form 10-K/A, references to "the Company," "VICORP," "we," "us" and "our" refer to VI Acquisition Corp. and our consolidated subsidiaries including VICORP Restaurants, Inc.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended October 28, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on January 24, 2005 (the "Original Filing"), is being filed to reflect restatements of (i) our consolidated balance sheets at October 28, 2004 and October 26, 2003 and (ii) our consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended October 28, 2004, the period ended October 26, 2003, the period ended June 13, 2003 and the fiscal year ended October 27, 2002, and the notes related thereto. For a more detailed description of these restatements, see Note 3, "Restatement of Previously Issued Financial Statements" to the accompanying audited consolidated financial statements (as restated) and the section entitled "Restatement of Previously Issued Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

        We have restated our financial statements and related disclosures for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors, primarily as a result of a review of our lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under U.S. Generally Accepted Accounting Principles ("GAAP"):

(i)    Accounting for Real Estate Transactions

        Historically, we have accounted for certain of our real estate transactions of restaurant properties as sale-leaseback transactions. We have restated our financial statements to now report these transactions as financing transactions under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," rather than as sale-leaseback transactions as previously reported due to a determination that certain lease agreement provisions reflect continuing involvement with the buyer-lessor. Our continuing involvement for most of our leases now accounted for under the financing method results from our ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by us to effectuate such control. These "perpetual fixed-price renewal options" are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option. Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists. The affected real estate transactions related to an aggregate of 79 existing restaurants in 1999, 2001 and 2003 and nine new restaurant locations opened in 2003 and 2004.

        The impact of the restatement was to record on our consolidated balance sheets the assets of the restaurants subject to these transactions as if they had not been sold and record the proceeds from these transactions (including any gains previously deferred) as liabilities under the caption "Deemed landlord financing liability". Operating results were restated to recognize depreciation expense associated with the assets subject to these transactions and re-characterize the lease payments previously reported as rent expense as principal repayments and imputed interest expense. The rent expense reversal associated with these transactions included the reversal of previously recorded expenses for straight-line rents and rent reductions for certain purchase accounting adjustments made to account for the leases at fair market value. In addition, the capital lease classification for three leased properties was re-characterized as deemed landlord financing assets and liabilities.

        The net impact to correctly classify the aforementioned leases as financing transactions was decreases in pre-tax income of $4.6 million, $1.8 million, $2.0 million and $3.3 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively. The correcting entries decreased other operating and franchise operating expenses and increased interest expense.

(ii)    Understated Straight-Line Rent Expense

        GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with differences being recorded on the balance sheet as a deferred rent liability. We did not appropriately straight-line our rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods. The net impact to correctly straight-line rents resulted in decreased pre-tax income of $0.5 million, $0.3 million, $0.3 million and $0.6 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

(iii)    Understated Depreciation and Amortization Expense

        We generally have historically depreciated our buildings and leasehold improvements over the lesser of the asset's useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset's useful life or the reasonably assured lease term. However, in performing a detailed review of our depreciable assets, we determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods. The net pre-tax impact of the correction of our leasehold depreciable lives was not material for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 or the fiscal year ended October 27, 2002. The pre-tax impact of the correction prior to these time periods totaled $1.1million and is reflected in our consolidated balance sheets as a reduction in property and equipment, net and stockholders' equity.

(iv)    Understated Interest Expense and Preferred Stock Dividends on Preferred Stock Warrant Accretion

        We also determined it was appropriate to record additional adjustments which were previously deemed immaterial. The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of our June 2003 purchase. The pre-tax impact for the correction increased interest expense by $0.1 million and $0.1 million for the fiscal year ended October 28, 2004 and the period ended October 26, 2003, respectively.

(v)    Accounting for Income Taxes

        In addition to the impact on our income tax provision resulting from the accounting corrections discussed above, we also determined that our accounting for income taxes related to our purchase business combinations was not correct. Under FASB SFAS No. 109, "Accounting for Income Taxes,"

companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes). The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations. In both our 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected. The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill. The impact of the corrections decreased our provision for income taxes by $2.6 million, $1.0 million, $1.2 million and $1.9 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

        See Note 3 to the accompanying consolidated financial statements (as restated) for a complete discussion of the restatement. All previously reported amounts affected by the restatement that appear in this Annual Report on Form 10-K/A have been restated.

        For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Exhibit 12.1 of Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1, respectively.

        Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

        We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to October 28, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

        We continually seek to increase the efficiency of our operations, increase customer visits and sales per customer, provide new menu options for our guests and increase sales of higher margin items. Significant investments in our brands and operational improvements, including an investment of approximately $7.2 million to upgrade our information and restaurant point-of-sale ("POS") systems in 2002 and 2003, ongoing remodeling of our restaurants and reductions in purchasing and manufacturing costs have enabled us to improve our prime margin, which is our profitability expressed as a percentage of restaurant sales after deducting our two most significant costs, food and labor. Prime margin improved from 38.8% in 2001 to 41.6% in 2004. In addition, we have increased our margins by providing our managers with extensive training and the tools necessary to effectively operate our business, such as on-line ordering and bill processing and real-time information on key business metrics. We continually engage in selective menu engineering and the development of updated menu items for our restaurants such as our signature oven-roasted focaccia sandwiches in our Village Inn restaurants, seasonal offerings such as artisan-style bread bowls filled with hearty soups and stews in our Bakers Square restaurants and a "Carb Counter" menu in our Village Inn restaurants. Our other efforts to drive sales growth include creative marketing programs, such as our successful new electronic gift card program, and expansion of our third-party customer base for our pies.

Village Inn

        We opened our first Village Inn restaurant in 1958, and as of October 28, 2004 we had 224 locations, 121 of which were operated by our company and 103 of which we franchised. Our company-operated Village Inn restaurants are located in nine states, primarily in the Rocky Mountain region, the Midwest, the Northwest and Florida, including attractive markets such as Denver (26 units), Phoenix (19 units), Omaha (13 units) and Salt Lake City (11 units). Village Inn is focused on family dining and appeals to a large segment of the population, and we believe it has a strong reputation for fast and friendly service, fresh food and reasonable prices. We are known for serving fresh breakfast items throughout the day, including our Ultimate Skillet meals, Pecan Roll French Toast, made-from-scratch buttermilk pancakes and fluffy three-egg omelets. Breakfast items accounted for 63% of Village Inn sales in 2004. We have also successfully leveraged our strong breakfast heritage to establish a well-developed brand platform encompassing a broad selection of traditional American fare for lunch and dinner, at price points that position us in the mid-range of the family-dining segment. Signature items on our lunch and dinner menus include our Portabella Chicken Skillet and our All-World Double Cheeseburger®. We frequently review and update our menus with the assistance of our team of in-house research and development chefs to enhance the attractiveness of our menu offerings to our customers. Customer loyalty is one of Village Inn's strongest characteristics, with a significant number of customers who patronize our restaurants three or more times a month.

        Our Village Inn restaurants are predominantly free-standing units which average approximately 5,000 square feet in size and can seat between 120 and 180 people. We are typically open from 6 a.m. to 12 a.m., allowing us to effectively generate revenue in all three day parts. Our typical entrée prices range from $4.29 to $9.69 for breakfast items and from $4.99 to $10.69 for lunch and dinner items, with an average per-person check of $7.65 overall in 2004. In order to improve our efficiency and purchasing power, our menus are standardized throughout the United States, with some variations driven by regional preferences. In 2004, Village Inn's average unit sales were $1.5 million, and corresponding average restaurant operating cash flow was $275,000, representing an 18.7% margin.

Bakers Square

        The Bakers Square concept began in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. Since then, we have grown Bakers Square to 150 company-operated restaurants as of October 28, 2004. Our Bakers Square restaurants are located in eight states, including California (50 units), Illinois (44 units) and Minnesota (25 units). The foundation of the Bakers Square concept is our signature freshly-baked pies, which accounted for 25% of Bakers Square's sales in 2004. Building upon our reputation for quality pies, we have extended our offerings to include popular traditional American fare for breakfast, lunch and dinner. Bakers Square offers dozens of varieties of multi-layer specialty pies made from premium ingredients, which differentiates the concept from our family-dining competitors. Many of our customers complement their lunch or dinner with a serving of pie, while others purchase whole pies for at-home consumption throughout the year, and particularly around the holidays. As with Village Inn, we use our team of in-house research and development chefs to regularly update the Bakers Square menu offerings to attract a wider demographic range of diners and increase repeat business from existing customers. For example, we have successfully promoted our artisan-style bread bowls filled with hearty soups and stews, along with popular menu favorites like our Stir-Fry Chicken Pita, Slow-Roasted Turkey Focaccia, Honey Mustard Chicken and Portabella Pot Roast.

        Our Bakers Square restaurants are free-standing units which average approximately 4,500 square feet in size and can generally seat between 120 and 160 people. We are typically open from 7 a.m. to 11 p.m., with our highest traffic generated at lunch and dinner. Our typical entrée prices range from $4.49 to $9.99 for breakfast items and from $6.29 to $10.99 for lunch and dinner items, with an average per-person check of $8.70 overall in 2004. As with Village Inn, our menus are standardized across the United States, with some variations driven by regional preferences. In 2004, Bakers Square's average unit sales were $1.5 million, and corresponding average restaurant operating cash flow was $179,000, representing a 12.2% margin.

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

Industry overview

        The restaurant industry is a significant contributor to the U.S. economy, with total 2002 sales of $279 billion, the eleventh consecutive year of real growth. We believe this growth can be attributed to several key lifestyle and demographic trends, including the continued increase in spending on food consumed away from home and restaurant dining, and the continued growth in disposable incomes and key age groups of the population. The restaurant industry can be divided into two primary operating segments: full service restaurants ("FSR") and limited service restaurants ("LSR"). Restaurants operating in the FSR segment present broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the LSR segment serve customers at a counter or through a drive-thru window.

        Our Village Inn and Bakers Square concepts operate in the "family-dining" category of the FSR segment. The family-dining category is the largest category in the FSR segment, with approximately $32 billion in sales in 2002. Family-dining sales grew at a compound annual growth rate of 1.6% from 1997 to 2002 and are projected to grow at a 1.0% compound annual growth rate for the period from 2002 to 2007, according to Technomic, Inc. The family-dining category is relatively fragmented, with the top 100 chains representing approximately 33% of total category sales in 2002. While not exhibiting the higher growth of certain other segments, we believe the family-dining category has a loyal customer base and stable characteristics. We believe that family-dining restaurants offer consumers a consistent dining experience with quality food at a lower cost per check than other FSR dining options.

Our background

        We opened our first restaurant under the name "Village Inn Pancake House" in Denver, Colorado in 1958. Due to the success of the Village Inn concept, we began franchising the brand, and our first franchise restaurant opened in 1961. We introduced the Bakers Square concept in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. We transformed the Poppin Fresh Pies restaurants, all of which were located in the Midwest, into the Bakers Square concept. In 1984, we acquired 175 former Sambo's restaurants in California, Florida and Arizona. We converted these restaurants in California into Bakers Square restaurants, which served as the basis for our expansion to the West Coast, and we converted the Florida and Arizona restaurants into Village Inn restaurants.

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

Our sponsor

        Wind Point Partners is a private equity investment firm that manages over $1 billion in commitments and has invested in more than 75 companies since its founding in 1983. Wind Point's strategy is to partner with top caliber CEOs and to align its economic interests closely with those of company management teams through significant equity participation. Wind Point typically invests between $20 million and $70 million in transactions such as leveraged buyouts, recapitalizations, industry consolidations and expansion capital transactions involving companies with revenue between $50 million and $500 million.

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

Site development and expansion

        We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We plan to expand in a number of ways, including through the development of new sites, the conversion of competitors' sites, and the purchase of franchised sites from franchisees. The costs of opening a Bakers Square or Village Inn restaurant may vary by restaurant depending upon, among other factors, the location of the site, the method of acquisition and the amount of construction required. With an average projected investment of approximately $450,000 for leased units, we believe we have a low-cost economic model for the continued development of new restaurants. At times, we receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment. In addition, we anticipate that we will enter into sale-leaseback transactions and other leasing arrangements with respect to our newly constructed restaurant properties. The standardized decor and interior design of each of our restaurant concepts can be readily adapted to accommodate different types of building configurations.

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

        We may also purchase our competitors' sites and convert them to our restaurant concepts. We evaluate each potential conversion site using the same criteria that we use to evaluate new restaurant sites. We believe that conversion can be a cost-effective method for adding new restaurants. In fiscal 2004, we converted two of our competitors' restaurants to one of our concepts.

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

        In our ongoing effort to maximize our sales and profitability, we engage in careful menu engineering and the development of new menu items. We maintain a modern test kitchen at our headquarters staffed by highly qualified food professionals who create new menu offerings as well as new pie recipes. Before new items are introduced, a program of testing is undertaken to assess customer acceptance and implementation considerations. In preparing menu items, we emphasize quality and freshness, as well as trends in the family-dining segment as illustrated by our introduction of "Carb Counter" menu items in our Village Inn restaurants. New items may be offered on a promotional or seasonal basis, serve as special items to provide variety to our regular menus, or become a permanent part of our offerings.

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

        We compete in the family-dining category within the full-service segment of the restaurant industry. Key competitors in this category for Village Inn include Denny's, International House of Pancakes ("IHOP"), Perkins, and, to a lesser extent, Country Kitchen, Cracker Barrel, Shoney's and Waffle House. Our Midwest Bakers Square restaurants face competition from Denny's, IHOP, independent restaurants and, to a lesser extent, Bob Evans, Embers and Perkins. Competitors for our California Bakers Square restaurants include Coco's, Denny's, Marie Callender's and, to a lesser extent, Carrow's, Hof's Hut and Polly's. Some of these competitors have greater financial, distribution and brand resources than we do. Our restaurants, like all other restaurants, also face heightened competition from supermarkets, many of which are increasing the breadth of their meal offerings in the form of fresh entrées and side dishes.

Intellectual property

        We have an extensive portfolio of registered service marks, trademarks and logos, including "Bakers Square®," "Village Inn®," "Village Inn Pancake House®," "Best Pie in America®," "Great Food. Unbelievable Pie.®," "The Skillet Experts®," "Good Food... Good Feelings®," "The Breakfast Experts®" and "J. Horner's®." We believe that our service marks, trademarks and logos are valuable to the operation of our restaurants and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our service marks, trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks, trademarks or logos. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our concepts, and any litigation to enforce our rights will likely involve significant costs.

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

        We are significantly leveraged. The following chart shows our level of indebtedness and certain other information as of October 28, 2004:

As of October 28, 2004
(In millions)
Senior secured credit facility
Revolving credit facility(1)	$1.4
Term loan	15.0
10 1/2% senior unsecured notes	126.5
Unamortized original issue discount	(1.4)
Capitalized leases	0.4

Total indebtedness	141.9
Stockholders' equity	68.0

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

        Historically, there is a "ramp-up" period of time before we expect a new restaurant location to achieve our targeted level of performance. This phenomenon is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff. We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or our restaurants' atmosphere or menus might not appeal to them.

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

        We operate in a highly competitive industry. Price, restaurant location, food quality and type, service and attractiveness of facilities are important aspects of competition in the restaurant industry, and the competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population, traffic patterns and general economic conditions. Competitive pressures may have the effect of limiting our ability to increase prices, which may adversely affect our operating earnings. This competitive environment makes it more difficult for us to continue to provide high levels of service while maintaining our reputation for value without adversely affecting operating margins. Additionally, to the extent we raise prices, our customer traffic may decline. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as independently owned restaurants, for customers, restaurant locations, qualified management and other restaurant staff. Many of our competitors have greater financial and other resources than we have. In addition, the restaurant industry has few non-economic barriers to entry, and therefore new competitors may emerge at any time. We may not be able to compete successfully against our competitors in the future, and competition may have a material adverse effect on our operations.

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

        Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. We cannot guarantee that our internal controls and training will be effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease), that could give rise to claims or allegations on a retroactive basis. We could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of our restaurants. Food-borne illnesses spread at restaurants have generated significant negative publicity at other restaurant chains in the past, which has had a negative impact on their results of operations. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurants' image and sales. These risks exist even if it were later determined that an illness was wrongly attributed to one of our restaurants.

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

        In 2001, we settled an individual labor-related legal claim and two class actions relating to overtime and other wage payments at our Bakers Square restaurants in California for a total of $8.9 million plus attorneys' fees and expenses.

        We are currently defendants in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee of ours, and the second class action claim was brought in May 2004 by two former employees of ours. The complaints allege that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys' fees in unspecified amounts.

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

        While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, management estimates that the Company's maximum exposure under the settlement agreements is the $3.2 million amount reserved. See "Item 3. Legal Proceedings."

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

        All of our restaurants located in California sell beer and wine. Typically, each restaurant's license to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.

        Our restaurants that sell beer and wine are also subject to "dram shop" laws, which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability.

        To the extent that governmental regulations impose material additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. The costs of operating our restaurants may also increase if there are changes in laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs increased and we were unable to offset the increase by increasing our menu prices or by other means, we would generate lower profits, which could have a material adverse effect on our business and results of operations. See "Business—Governmental regulation."

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

We rely in part on our franchisees.

        We rely in part on our Village Inn franchisees and the manner in which they operate their locations to develop, promote and operate our Village Inn business. Our Village Inn franchises generated revenues to us of $5.1 million during the 2004 fiscal year. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on Village Inn's reputation and its brands. While we try to ensure that the quality of the Village Inn brand is maintained by all of our franchisees, franchisees could take actions that adversely affect the value of our intellectual property or reputation.

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

        Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime and tip credits, working conditions, unemployment tax rates, workers' compensation rates and citizenship requirements.

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

        Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. See "Item 10. Directors and Executive Officers of the Registrant."

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

        We have only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors and Audit Committee have not met, and do not meet, the standard "independence" requirements that would be applicable if our equity securities were traded on the Nasdaq National Market or the New York Stock Exchange.

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

Item 3.    Legal proceedings.

        We are parties to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability and general liability claims arising in the ordinary course of business.

        We are currently defendants in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee of ours, and the second class action claim was brought in May 2004 by two former employees of ours. The complaints allege that we violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by us in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by us in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys' fees in unspecified amounts.

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

        While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, management estimates that the Company's maximum exposure under the settlement agreements is the $3.2 million amount reserved.

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        Our outstanding common stock is privately held and is not traded on any public market. A majority of our outstanding common stock, as of the date of this filing, was owned by affiliates of our sponsor, Wind Point Partners. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Item 6.    Selected Financial Data.

        The following information has been restated to reflect adjustments to the Original Filing that are further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 3, "Restatement of Previously Issued Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

        The table below presents selected historical consolidated financial data (as restated). The selected historical consolidated financial data for, and at the end of, the fiscal year ended October 27, 2002, the period from October 28, 2002 to June 13, 2003, the period from June 14, 2003 to October 26, 2003 and the fiscal year ended October 28, 2004 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for, and at the end of, the fiscal year ended October 29, 2000, the period from October 30, 2000 to May 13, 2001 and the period from May 14, 2001 to October 28, 2001 have been derived from our audited consolidated financial statements for those periods not included elsewhere herein.

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

        The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto (as restated) included elsewhere in this Annual Report on Form 10-K/A.

	VICORP Restaurants, Inc.		Midway Investors Holdings Inc.			VI Acquisition Corp.
	Fiscal year ended October 29, 2000	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Income statement data:
Revenues:
Restaurant operations	$367,397	$203,494	$170,326	$377,630	$243,157	$138,696	$394,667
Franchise operations	6,201	3,219	2,902	5,796	3,448	1,916	5,057

Total revenues	373,598	206,713	173,228	383,426	246,605	140,612	399,724
Cost and expenses:
Restaurant costs:
Food	109,496	60,423	49,319	104,298	66,186	37,219	106,294
Labor	121,109	66,359	56,388	122,850	79,016	45,500	127,251
Other operating expenses(1)	87,943	49,820	43,415	94,424	62,201	38,302	105,438
Franchise operating expenses	2,880	1,242	1,851	3,092	1,583	978	2,311
General and administrative expenses	27,366	15,049	12,344	26,598	16,533	9,447	25,193
Litigation settlement	—	—	—	—	—	—	3,168
Goodwill amortization(2)	—	—	462	—	—	—	—
Transaction expenses(3)	—	15,993	—	279	9,436	1,226	125
Management fees	—	—	—	1,000	674	185	1,159
Asset impairments	—	—	—	—	96	—	1,101

Operating profit (loss)	24,804	(2,173)	9,449	30,885	10,880	7,755	27,684
Interest expense	3,797	1,889	8,953	19,312	11,353	9,719	26,787
Debt extinguishment costs(3)	—	—	—	—	6,516	—	6,856
Other income, net	494	102	625	787	433	147	522

Income (loss) before income taxes	21,501	(3,960)	1,121	12,360	(6,556)	(1,817)	(5,437)
Provision for income taxes (benefit)	7,925	(2,700)	(711)	3,882	(3,139)	(1,235)	(2,912)

Net income (loss)	$13,576	$(1,260)	$1,832	$8,478	$(3,417)	$(582)	$(2,525)

Balance sheet data (at end of period):
Cash and cash equivalents	$1,003		$11,510		$5,568		$16,021		$9,036		$5,326		$1,332
Working capital(4)	(21,585)		(10,600)		(27,922)		(14,758)		(61,111)		(25,679)		(16,348)
Total assets	207,385		208,190		271,709		276,248		270,553		376,939		384,127
Total debt(5)	4,740		3,272		93,931		91,700		80,611		143,169		141,918
Deemed landlord financing liability	29,434		29,477		88,875		89,305		92,209		108,140		114,670
Total stockholders' equity	125,114		132,826		37,171		45,735		5,592		69,588		68,045
Cash flow and other financial data:
Adjusted EBITDA(6)	$44,178		$24,142		$20,107		$51,090		$32,727		$16,752		$53,597
Net rent expense:(7)
Net rent expense, less amortization of rent- related purchase accounting adjustments	13,269		7,544		6,758		14,615		10,093		6,012		17,387
Amortization of rent-related purchase accounting adjustments	—		—		(139)		(301)		(222)		614		1,597
Capital expenditures(8)	27,603		6,929		4,265		10,599		9,904		9,573		16,006
Depreciation and amortization	18,806		10,220		10,141		19,059		11,215		6,869		18,962
Cash flow from operating activities	38,216		18,303		(6,581)		28,657		11,976		5,602		24,489
Cash flow from investing activities	(24,099)		(6,870)		(178,744)		(10,278)		(13,743)		(154,261)		(23,766)
Cash flow from financing activities	(41,208)		(926)		179,383		(7,926)		(5,218)		144,949		(4,717)
Ratio data:
Ratio of earnings to fixed charges(9)	2.8	x	0.6	x	1.1	x	1.4	x	0.7	x	0.9	x	0.8	x
Ratio of total debt to Adjusted EBITDA	0.1	x					1.7	x					2.7	x
Ratio of Adjusted EBITDA to interest expense	11.6	x	12.8	x	2.2	x	2.6	x	2.9	x	1.7	x	2.0	x
Operating data:
Village Inn company-operated locations (at end of period)	107		108		109		109		117		118		121
Bakers Square company-operated locations (at end of period)	149		150		147		148		148		149		150
Village Inn franchised locations (at end of period)	115		116		115		115		106		105		103
Change in same unit sales—Village Inn	1.9%		0.4%		(0.9)%		0.2%		(0.2)%		0.4%		2.2%
Change in same unit sales—Bakers Square	1.7%		(0.6)%		(0.1)%		1.8%		(1.3)%		(4.7)%		(1.0)%
Change in total same unit sales	1.8%		(0.2)%		(0.4)%		1.1%		(0.8)%		(2.6)%		0.4%

(1)
Other operating expense consists primarily of rent, utilities, depreciation and marketing expenses.

(2)
We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective in fiscal 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

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
	(In thousands)
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

(5)
Total debt at the end of each of the periods presented represents the following:

  VICORP Restaurants, Inc.—Capitalized lease obligations and other long-term debt;

  Midway Investors Holdings Inc.—Term loan and revolving borrowings outstanding under a senior secured credit facility, subordinated debt (net of original issue discounts), capitalized lease obligations and redeemable preferred stock;

  VI Acquisition Corp. (October 26, 2003)—Term loan and revolving borrowings under our prior senior secured credit facility, subordinated debt (net of original issue discounts), capitalized lease obligations and a letter of credit secured by our capital stock; and

  VI Acquisition Corp. (October 28, 2004)—Senior unsecured notes payable, term loan and revolving borrowings under our senior secured credit facility, subordinated debt (net of original issue discounts) and capitalized lease obligations.

(6)
EBITDA represents net income (loss) before interest expense, income taxes, depreciation on property plant and equipment and amortization on franchise rights. Adjusted EBITDA excludes the transaction expenses and debt extinguishment costs discussed above in footnote 3, noncash compensation costs related to option issuances, and noncash impairment expense and amortization of rent-related purchase accounting adjustments. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain noncash and other items.

        The following table reconciles EBITDA and Adjusted EBITDA to net income (loss):

	VICORP Restaurants, Inc.		Midway Investors Holdings Inc.			VI Acquisition Corp.
	Fiscal year ended October 29, 2000	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Net income (loss)	$13,576	$(1,260)	$1,832	$8,478	$(3,417)	$(582)	$(2,525)
Provision for income taxes (benefit)	7,925	(2,700)	(711)	3,882	(3,139)	(1,235)	(2,912)
Interest expense	3,797	1,889	8,953	19,312	11,353	9,719	26,787
Depreciation and amortization	18,806	10,220	10,141	19,059	11,215	6,869	18,962
Asset retirements	74	—	31	88	237	141	438
Asset impairments	—	—	—	—	96	—	1,101

EBITDA	44,178	8,149	20,246	50,819	16,345	14,912	41,851
Litigation settlement	—	—	—	—	—	—	3,168
Transaction expenses	—	15,993	—	279	9,436	1,226	125
Debt extinguishment costs	—	—	—	—	6,516	—	6,856
Noncash compensation expense	—	—	—	293	652	—	—
Amortization of rent related purchase accounting adjustments(7)	—	—	(139)	(301)	(222)	614	1,597

Adjusted EBITDA	$44,178	$24,142	$20,107	$51,090	$32,727	$16,752	$53,597

(7)
Net rent expense includes the effects of recording the known escalations in our rent expense on a straight-line basis over the committed term of the lease. Additionally, net rent expense includes amortization of the fair market rent adjustments which we were required to recognize under purchase accounting at the time of each of the May 2001 and June 2003 acquisitions.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this Annual Report on Form 10-K/A under "Forward-looking statements" and under "Risk factors." You should read the following discussion in conjunction with "Item 6. Selected financial data" and our audited consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K/A.

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

        Our Village Inn and Bakers Square concepts operate in the "family-dining" segment of the full service restaurant category. Full service restaurants offer broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the "limited service" segment serve customers at a counter or through a drive-thru window. We believe the family-dining category has a loyal customer base and stable characteristics. According to Technomic, Inc., the family-dining segment grew at a compound growth rate of 1.6% from 1997 to 2002 and is projected to continue to grow at 1.0% per year over the next four years. In the family-dining category, the average per-person check generally ranges from $6 to $9, and diners in this category are sensitive to changes in price. In 2004, the average per-person check at Village Inn was $7.65 and the average per person check at Bakers Square was $8.70. One of the important elements of our business strategy is to provide our customers with an attractive value by offering quality food at reasonable prices. As a result, we continually strive to maintain and improve the efficiency of our operations.

Management overview

        Our restaurant revenues are affected by restaurant openings and closings and same unit sales performance. Same unit sales is a measure of the percentage increase or decrease of the sales of units open at least 18 months relative to the same period in the prior year. We do not use new restaurants in our calculation of same unit sales until they are open for 18 months in order to allow a new restaurant's operations and sales time to stabilize and provide more meaningful results. Same unit sales is an important indicator within the restaurant industry because small changes in same unit sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

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

        In addition to unit sales, the other major factor affecting the performance of our restaurants is the cost associated with operating our restaurants. We monitor and assess these costs principally as a percentage of a restaurant's revenues, or on a margin basis. The operating margin of a restaurant is the profitability, expressed as a percentage of sales, of the restaurant after accounting for all direct expenses of operating the restaurant. Another key performance metric is the prime margin, which is the profitability, expressed as a percentage of sales, of the restaurants after deducting the two most significant costs, labor and food. Due to the importance of both labor cost and food cost, we closely monitor prime margin from the chain level down to the individual restaurant. We have systems in place at each restaurant to assist the restaurant managers in effectively managing these costs to improve prime margin.

        Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In January 2004, the minimum wage rate for the state of Illinois increased and is scheduled to do so again in January 2005. The state of Florida's minimum wage is scheduled to increase in June 2005.

        While the wage rates are largely externally determined, labor utilization within our restaurants is more subject to our control and is closely monitored. We seek to staff each restaurant to provide a high level of service to our customers, without incurring more labor cost than is needed. We have included labor scheduling tools in each of our company-operated restaurants' back office systems to assist our managers in improving labor utilization. We monitor labor hours actually incurred in relation to sales and customer count on a restaurant- by-restaurant basis throughout each week. We have been able to modestly reduce our labor cost percentage from 32.3% in fiscal 2001 to 31.8% in fiscal 2004 as a result of modifying our internal processes to provide our restaurant managers greater control over employee utilization and overtime.

        In managing prime margin, we also focus on percentage food cost, which is food cost expressed as a percentage of total revenues. Our food cost is affected by several factors, including market prices for the food ingredients, our effectiveness at controlling waste and proper portioning, and shifts in our customers' buying habits between low-food-cost and high-food-cost menu items. Our ReMACS food cost management system within each restaurant measures actual ingredient costs and actual customer product purchases against an "ideal" food cost standard. Ideal food cost is calculated within each restaurant based on the cost of ingredients used, assuming proper portion size, adherence to recipes, limited waste and similar factors. We track variances from ideal food cost within each restaurant and seek to address the causes of such variances, to the extent they are within our control, in order to improve our percentage food cost. In addition, our centralized purchasing department buys a majority of the products used in both Village Inn and Bakers Square (as well as our pie production operations), leveraging the purchasing volumes of our restaurants and our franchisees to obtain favorable prices. We attempt to stabilize potentially volatile prices for certain high-cost ingredients such as chicken, beef, coffee and dairy products for three to twelve month periods by entering into purchase contracts when we believe that this will improve our food cost. We also use "menu engineering" to promote menu items which have a lower percentage food cost. However, we are vulnerable to fluctuations in food costs. Given our customers' sensitivity to price increases and since we only reprint our full menus every six months, our ability to adjust prices and featured menu items in response to rapidly changing commodity prices is limited.

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

        Other operating expenses principally include occupancy costs, depreciation, supplies, repairs and maintenance, utility costs, marketing expenses, insurance expenses and workers' compensation costs. Historically, these costs have increased over time and many are not directly related to the level of sales in our restaurants. We have experienced increases in many of these items throughout the last three fiscal years, particularly utility costs and insurance expenses. In order to maintain our operating performance levels, and to address expected cost increases, we will be required to increase efficiency in restaurant operations and increase sales, although there is no assurance that we will be able to offset future cost increases.

        Our 2004 financial results included:

  •
  Growth of revenues by 3.2% to $399.7 million from 2003 to 2004, reflecting the net addition of 14 company-operated restaurants over the past two years (including the net addition of four restaurants during 2004). Same store sales modestly increased by 0.4% from 2003 to 2004.

  •
  Improvement in operating profit to $27.7 million from $18.6 million in 2003. Our 2004 results included a $3.2 million litigation settlement expense and our 2003 results included $10.7 million of transaction expenses.

  •
  Net loss improved to a $2.5 million loss in 2004 from a $4.0 million loss in 2003. We incurred debt extinguishment costs in both years ($6.9 million for 2004 and $6.5 million for 2003). Interest expense increased $5.7 million in 2004 as a result of financing associated with the acquisition of our company in June 2003.

Restatement of Previously Reported Financial Statements

        We have restated our financial statements and related disclosures for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors, primarily as a result of a review of our lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under GAAP.

(i)    Accounting for Real Estate Transactions

        Historically, we have accounted for certain of our real estate transactions of restaurant properties as sale-leaseback transactions. We have restated our financial statements to now report these transactions as financing transactions under Financial Accounting Standards Board ("FASB") Statement

of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," rather than as sale-leaseback transactions as previously reported due to a determination that certain lease agreement provisions reflect continuing involvement with the buyer-lessor. Our continuing involvement for most of the leases now accounted for under the financing method results from our ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by us to effectuate such control. These "perpetual fixed-price renewal options" are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option. Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists. The affected real estate transactions related to an aggregate of 79 existing restaurants in 1999, 2001 and 2003 and nine new restaurant locations opened in 2003 and 2004.

        The impact of the restatement was to record on our consolidated balance sheets the assets of the restaurants subject to these transactions as if they had not been sold and record the proceeds from these transactions (including any gains previously deferred) as liabilities under the caption "Deemed landlord financing liability". Operating results were restated to recognize depreciation expense associated with the assets subject to these transactions and re-characterize the lease payments previously reported as rent expense as principal repayments and imputed interest expense. The rent expense reversal associated with these transactions included the reversal of previously recorded expenses for straight-line rents and rent reductions for certain purchase accounting adjustments made to account for the leases at fair market value. In addition, the capital lease classification for three leased properties was re-characterized as deemed landlord financing assets and liabilities.

        The net impact to correctly classify the aforementioned leases as financing transactions was decreases in pre-tax income of $4.6 million, $1.8 million, $2.0 million and $3.3 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively. The correcting entries decreased other operating and franchise operating expenses and increased interest expense.

(ii)    Understated Straight-Line Rent Expense

        GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with differences being recorded on the balance sheet as a deferred rent liability. We did not appropriately straight-line our rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods. The net impact to correctly straight-line rents resulted in decreased pre-tax income of $0.5 million, $0.3 million, $0.3 million and $0.6 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

(iii)    Understated Depreciation and Amortization Expense

        We generally have historically depreciated our buildings and leasehold improvements over the lesser of the asset's useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset's useful life or the reasonably assured lease term. However, in performing a detailed review of our depreciable assets, we determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods. The net pre-tax impact of the correction of our leasehold depreciable lives was not material for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 or the fiscal year ended October 27, 2002. The pre-tax impact of the correction prior to these time periods totaled $1.1million and is reflected in our consolidated balance sheets as a reduction in property and equipment, net and stockholders' equity.

(iv)    Understated Interest Expense and Preferred Stock Dividends on Preferred Stock Warrant Accretion

        We also determined it was appropriate to record additional adjustments which were previously deemed immaterial. The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of our June 2003 purchase. The pre-tax impact for the correction increased interest expense by $0.1 million and $0.1 million for the fiscal year ended October 28, 2004 and the period ended October 26, 2003, respectively.

(v)    Accounting for Income Taxes

        In addition to the impact on our income tax provision resulting from the accounting corrections discussed above, we also determined that our accounting for income taxes related to our purchase business combinations was not correct. Under FASB SFAS No. 109, "Accounting for Income Taxes," companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes). The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations. In both our 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected. The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill. The impact of the corrections decreased our provision for income taxes by $2.6 million, $1.0 million, $1.2 million and $1.9 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

        See Note 3 to the accompanying consolidated financial statements (as restated) for a complete discussion of the restatement.

Factors affecting comparability

        On May 14, 2001, Midway Investors Holdings Inc., a newly created holding company, purchased VICORP Restaurants, Inc., which was a publicly owned company prior to the acquisition. On June 14, 2003, VI Acquisition Corp., a newly created holding company, purchased Midway Investors Holdings Inc. Neither of these holding companies has had any independent operations, and consequently the consolidated statements of operations of Midway Investors Holdings Inc. and VI Acquisition Corp. are substantially equivalent. As a result of applying the required purchase accounting rules to these acquisitions, our financial statements for periods following the transactions were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the two respective acquisition dates, which resulted in different accounting bases being applied in different periods. In particular, occupancy expense increased as existing rent escalator accruals were eliminated as part of purchase accounting and the amount of future rent escalator accruals were recalculated based upon the lease escalator provisions applicable over the remaining life of the leases at each acquisition date. In addition, depreciation expense increased as a result of the increase in the valuation of our assets, which correspondingly increased our depreciable base. As a result, the financial information for the periods from May 14, 2001 through June 13, 2003, from October 28, 2002 to June 13, 2003, from June 14, 2003 through October 26, 2003 and from October 27, 2003 through October 28, 2004 are not comparable to one another in certain respects. The term "predecessor" refers to Midway Investors Holdings Inc. which was merged into VI Acquisition Corp. in connection with the refinancing.

        As a result of these changes, the historical financial information in this Annual Report on Form 10-K/A and related discussions relate to the entity specified below for the following periods:

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

        At the time of each of the two acquisitions, we also sold certain properties under sale-leaseback transactions to help finance the acquisitions. Specifically, we sold 48 properties in May 2001 for an aggregate of $57.2 million and an additional ten properties in June 2003 for an aggregate of $13.9 million. The sale-leaseback transactions have resulted in higher interest expense as a result of recording these transactions under the financing method.

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

Property and equipment, build-to-suit projects and assets under deemed landlord financing liability

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

        For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction," because we are deemed to have substantially all of the construction period risk. At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease. However, many of our real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest.

        We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance. During fiscal 2004, we concluded that a $1.1 million impairment charge (as restated) was necessary.

        Following the June 2003 acquisition, we analyzed fixed assets and adjusted these assets to their fair market values as of the date of the transaction. Asset fair market values were determined through receipt of third party real estate appraisals as well as the application of management judgment for those properties for which external valuations could not be obtained. These procedures resulted in our increasing the value of property and equipment by $7.7 million following the June 2003 acquisition.

Leases

        We lease a substantial amount of our restaurant properties and one of our pie production plants. We account for our leases under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and subsequent amendments, which require leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes. In addition, the Company records the total rent payable during the operating lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent. Certain of our leases are accounted for under the financing method as discussed above. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company's reported results of operations and financial position.

        Following the June 2003 acquisition, we analyzed all capital and operating leases which had not been initiated or renewed in the past 18 months to determine the fair market value of these agreements. Lease fair market values were determined by obtaining comparable rents for select locations through third-party advisors and reviewing sale-leaseback transactions within the past 18 months to determine an average rent as a percentage of unit sales. This average was applied to each location to determine fair value rents. As a result, an additional rent asset of $7.9 million was recorded in June 2003. These additional rents are amortized over the remaining life of the underlying lease agreements.

Insurance reserves

        We self-insure a significant portion of our employee medical insurance, workers' compensation and general liability insurance plans. As of October 28, 2004, we had an insurance reserve liability of $8.8 million recorded. For fiscal 2005, our anticipated claim costs are $10.1 million for employee medical/dental claims, $3.4 million for workers' compensation and $1.0 million for general liability claims. We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers' compensation and $150,000 for general liability for fiscal 2005). The full extent of certain claims, especially workers' compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Loss contingencies

        We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. During the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with our agreement in principle to settle two class action lawsuits.

        The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Income taxes

        Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable. As of October 28, 2004, we had gross deferred tax assets of $29.3 million, which included $11.8 million of FICA tip credit carryforwards, expiring at various dates through 2024. Approximately $9.6 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

Results of operations

	Predecessor
		Period ended
	Fiscal year ended October 27, 2002				Fiscal year ended October 28, 2004
		June 13, 2003	October 26, 2003	Combined 2003 Period
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Revenues:
Restaurant operations	$377,630	$243,157	$138,696	$381,853	$394,667
Franchise operations	5,796	3,448	1,916	5,364	5,057

	383,426	246,605	140,612	387,217	399,724
Costs and expenses:
Restaurant costs:
Food	104,298	66,186	37,219	103,405	106,294
Labor	122,850	79,016	45,500	124,516	127,251
Other operating expenses	94,424	62,201	38,302	100,503	105,438
Franchise operating expenses	3,092	1,583	978	2,561	2,311
General and administrative expenses	26,598	16,533	9,447	25,980	25,193
Litigation settlement	—	—	—	—	3,168
Transaction expenses	279	9,436	1,226	10,662	125
Management fees	1,000	674	185	859	1,159
Asset impairments	—	96	—	96	1,101

	352,541	235,725	132,857	368,582	372,040

Operating profit	30,885	10,880	7,755	18,635	27,684
Interest expense	(19,312)	(11,353)	(9,719)	(21,072)	(26,787)
Debt extinguishment costs	—	(6,516)	—	(6,516)	(6,856)
Other income, net	787	433	147	580	522

Income (loss) before income taxes	12,360	(6,556)	(1,817)	(8,373)	(5,437)
Provision for income taxes (benefit)	3,882	(3,139)	(1,235)	(4,374)	(2,912)

Net income (loss)	8,478	(3,417)	(582)	(3,999)	(2,525)
Preferred stock dividends and accretion	(3,570)	(2,260)	(2,627)	(4,887)	(7,665)

Net income (loss) attributable to common stockholders	$4,908	$(5,677)	$(3,209)	$(8,886)	$(10,190)

	Predecessor
		Period ended
	Fiscal year ended October 27, 2002				Fiscal year ended October 28, 2004
		June 13, 2003	October 26, 2003	Combined 2003 Period
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Restaurant operations	98.5%	98.6%	98.6%	98.6%	98.7%
Franchise operations	1.5	1.4	1.4	1.4	1.3

	100.0	100.0	100.0	100.0	100.0
Costs and expenses
Restaurant costs:
Food	27.2	26.8	26.5	26.7	26.6
Labor	32.0	32.0	32.4	32.2	31.8
Other operating expenses	24.7	25.2	27.2	25.9	26.4
Franchise operating expenses	0.8	0.7	0.7	0.7	0.6
General and administrative expenses	6.9	6.7	6.7	6.7	6.3
Litigation settlement	—	—	—	—	0.8
Transaction expenses	0.1	3.8	0.9	2.8	0.0
Management fees	0.3	0.3	0.1	0.2	0.3
Asset impairments	—	0.1	—	0.0	0.3

	92.0	95.6	94.5	95.2	93.1
Operating profit	8.0	4.4	5.5	4.8	6.9
Interest expense	(5.0)	(4.6)	(6.9)	(5.4)	(6.7)
Debt extinguishment costs	—	(2.7)	—	(1.7)	(1.7)
Other income, net	0.2	0.2	0.1	0.2	0.1

Income (loss) before income taxes	3.2	(2.7)	(1.3)	(2.1)	(1.4)
Provision for income taxes (benefit)	1.0	(1.3)	(0.9)	(1.1)	(0.8)

Net income (loss)	2.2	(1.4)	(0.4)	(1.0)	(0.6)
Preferred stock dividends and accretion	(0.9)	(0.9)	(1.9)	(1.3)	(1.9)

Net income (loss) attributable to common stockholders	1.3%	(2.3)%	(2.3)%	(2.3)%	(2.5)%

Fiscal 2004 compared to the combined periods beginning October 28, 2002 through June 13, 2003 and beginning June 14, 2003 through October 26, 2003 (together, the "Combined 2003 Period")

        Total revenues increased by $12.5 million, or 3.2%, to $399.7 million in fiscal 2004, from $387.2 million for the Combined 2003 Period. The increase was largely due to operating six more locations on average in fiscal 2004 compared to the Combined 2003 Period. We also experienced a 0.4% increase in same unit sales for fiscal 2004 over the Combined 2003 Period, and fiscal 2004 had four extra days compared to the Combined 2003 Period. Village Inn same unit sales for fiscal 2004 increased 2.2% over the Combined 2003 Period, and Bakers Square same unit sales decreased 1.0% over the same period. Average guest spending increased 1.6% at Village Inn and 3.7% at Bakers Square in fiscal 2004 compared to the Combined 2003 Period.

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

        Other operating expenses increased by $4.9 million, or 4.9%, to $105.4 million in fiscal 2004 from $100.5 million for the Combined 2003 Period. Other operating expenses as a percentage of total revenues increased from 25.9% to 26.4% over these periods. Partially offsetting this increase was a decrease in advertising expenses.

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

        Impairment expense of $1.1 million was incurred in fiscal 2004 compared to $0.1 million in the Combined 2003 Period. The impairment in fiscal 2004 related to 10 restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and the fair market value of the assets was less than the carrying value. The impairment in the Combined 2003 Period related to one such restaurant location.

        Operating profit increased by $9.1 million, or 48.9%, to $27.7 million in fiscal 2004, from $18.6 million for the Combined 2003 Period. Operating profit as a percentage of total revenues for fiscal 2004 increased from 4.8% to 6.9% over the Combined 2003 Period. This increase in profit margin was primarily due to the $10.7 million of transaction costs in the Combined 2003 Period partially offset by $3.2 million of litigation settlement costs in fiscal 2004.

        Interest expense increased by $5.7 million, or 27.0%, to $26.8 million in fiscal 2004, from $21.1 million for the Combined 2003 Period. Interest expense as a percentage of total revenues increased from 5.4% to 6.7% over these periods. This increase was due primarily to larger outstanding average debt balances during the fiscal 2004 compared to the Combined 2003 Period. The increase in interest expense in fiscal 2004 was the result of the borrowings made in June 2003 to help finance the acquisition of our company which were outstanding for the entire fiscal 2004 year.

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

        Provision for income taxes (benefit) for fiscal 2004 was a benefit of $2.9 million. For the Combined 2003 Period, an income tax benefit of $4.4 million was recorded. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

        Net income (loss) increased by $1.5 million to a $2.5 million loss in fiscal 2004, from a $4.0 million loss for the Combined 2003 Period. Net income (loss) as a percentage of total revenues improved to (0.6)% from (1.0%) over these periods.

        Preferred stock dividends and accretion increased by $2.8 million to $7.7 million in fiscal 2004 from $4.9 million for the Combined 2003 Period as a result of the redemption of $36.5 million liquidation preference of preferred stock of Midway Investors Holdings Inc. that accrued dividends at a rate of 8.94% per annum and the issuance of $69.7 million liquidation preference of preferred stock of VI Acquisition Corp. that accrue dividends at a rate of 10.0% per annum in connection with the June 2003 acquisition. Until the June 2003 acquisition, Midway Investors Holdings Inc. had, and following the June 2003 acquisition VI Acquisition Corp. has, outstanding preferred stock. Dividends on VI Acquisition Corp.'s preferred stock accumulate and compound but are not payable until dividends are declared. Covenants contained in our senior secured credit agreement and the indenture governing our 10 1/2% notes restrict our ability to declare dividends on our preferred stock.

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

        Other operating expenses increased by $6.1 million, or 6.4%, to $100.5 million in the Combined 2003 Period, from $94.4 million in fiscal 2002. Other operating expenses as a percentage of total revenues increased from 24.7% to 25.9% during these periods. We increased advertising program expenditures by $1.7 million in an effort to increase customer traffic. Occupancy expenses increased $2.3 million due primarily to new operating locations and increases in general insurance costs. In addition, we experienced a $1.2 million increase in utility costs across all of our markets, incurred $0.4 million in repair and maintenance expenses and incurred $0.3 million of incremental pre-opening expense over fiscal 2002 as a result of new unit openings.

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

        Operating profit decreased by $12.3 million, or 39.8%, to $18.6 million for the Combined 2003 Period from $30.9 million in fiscal 2002. Operating profit as a percentage of total revenues declined from 8.0% to 4.8% over these periods. The decrease in operating profit and operating margin for the Combined 2003 Period versus fiscal 2002 was primarily attributable to transaction expenses incurred in connection with the acquisition of our company on June 14, 2003, which decreased operating profit by $10.7 million, or 2.7% of total revenues, during the Combined 2003 Period. Excluding the impact of the transaction-related costs of $10.7 million and $0.3 million in the Combined 2003 Period and fiscal 2002, respectively, operating profit during the Combined 2003 Period would have been $29.3 million, or 7.6% of total revenues, compared to $31.1 million, or 8.1% of total revenues, during fiscal 2002.

        Additionally, we incurred compensation costs related to the issuance of options to purchase shares of our predecessor's common stock that were $0.4 million greater in the Combined 2003 Period than in fiscal 2002. These increased costs, totaling $1.1 million, decreased operating margin by 0.3% during the Combined 2003 Period.

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

        Provision for income taxes (benefit) for the Combined 2003 Period was a benefit of $4.4 million. This benefit reflects the loss before provision for income taxes for the Combined 2003 Period of $8.4 million and a tax benefit rate of 52.4%. For fiscal 2002, the provision for income taxes of

$3.9 million reflects a tax provision rate of 31.4%. These rates differ from our statutory rate of 39.9% due to tax credits that we earn by paying FICA taxes on employee tips, partially offset by amortization relating to franchise rights that is nondeductible for tax purposes.

        Net income (loss) decreased by $12.5 million to a net loss of $4.0 million for the Combined 2003 Period, from net income of $8.5 million for fiscal 2002. This decrease in profits was primarily the result of $10.7 million in transaction expenses and $6.5 million in debt elimination costs which were incurred in connection with the sale of our company.

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

        In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion. Under these agreements, we generally are responsible for the construction of the restaurant, and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On October 28, 2004, we had outstanding receivables of $2.4 million relating to these types of agreements. In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations

        In April 2004, we completed a refinancing of our prior debt including a private placement of $126.5 million aggregate principal amount of 10 1/2% senior unsecured notes maturing in April 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in proceeds before transaction costs of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc.

        Concurrently with the issuance of the 10 1/2% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of October 28, 2004, we had issued letters of credit aggregating $7.3 million and had $1.4 million of borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan. Under this formula, as of October 28, 2004, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $21.3 million. Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc. The guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness. Both facilities mature in April 2009.

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

        We are subject to capital lease obligations related to six of our leased properties. The principal component of our capital lease obligations was $0.4 million as of October 28, 2004. These capital leases have expiration dates ranging from December 2004 to January 2025. We are also the prime lessee under various operating leases or agreements under deemed landlord financing liability transactions for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases and agreements have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases and agreements expire at various dates through January 2025.

        We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.7 million as of October 28, 2004.

        On October 28, 2004, our contractual obligations with respect to the above were as follows:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior secured credit facility	$16.4	$—	$—	$16.4	$—
10 1/2% senior unsecured notes	126.5	—	—	—	126.5
Total long-term debt	142.9	—	—	16.4	126.5
Capital lease obligations(1)(2)	0.6	0.2	0.2	0.1	0.1
Operating lease obligations(2)	103.4	15.6	25.9	17.9	44.0
Deemed landlord financing liability(1)(2)	301.2	12.1	24.5	24.8	239.8
Letters of credit(3)	7.3	7.3	—	—	—
Purchase commitments(4)	5.3	5.3	—	—	—

Total	$560.7	$40.5	$50.6	$59.2	$410.4

(1)
Amounts payable under capital leases and the deemed landlord financing liability represent gross rent payments, including both deemed principal and imputed interest components.

(2)
Many of our leases and deemed landlord financing liabilities contain provisions that require additional rent payments contingent on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

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

Sources and uses of cash

        The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Predecessor
		Period ended
	Fiscal year October 27, 2002	June 13, 2003	October 26, 2003	Combined 2003 Period	Fiscal year October 28, 2004
	(In millions)
Net cash provided by operating activities	$28.7	$12.0	$5.6	$17.6	$24.5
Net cash used for investing activities	(10.3)	(13.8)	(154.3)	(168.1)	(23.8)
Net cash provided by (used for) financing activities	(7.9)	(5.2)	145.0	139.8	(4.7)

Net increase (decrease) in cash and cash equivalents	10.5	(7.0)	(3.7)	(10.7)	(4.0)

Operating activities

        For fiscal 2004, cash flows from operating activities increased $6.9 million compared to the Combined 2003 Period. The increase resulted primarily from the use of $11.6 million of operating cash in the Combined 2003 Period for transaction and debt extinguishment costs compared to $2.6 million in fiscal 2004. This was partially offset in part by $6.0 million of higher interest payments in fiscal 2004 due to the debt incurred as a result of the June 2003 acquisition.

        For the Combined 2003 Period, cash from operations decreased $11.1 million largely from the use of $11.6 million of operating cash for the transaction and debt extinguishment costs incurred in connection with the June 2003 acquisition.

Investing activities

        Our capital expenditures, excluding amounts related to build-to-suits, for the last three fiscal years were comprised of the following:

	Fiscal 2002	Combined 2003 Period	Fiscal 2004
	(In millions)
New store construction	$1.0	$6.1	$3.6
Existing store remodel and refurbishment	2.2	2.7	5.8
Point-of-sale computer roll-out	1.3	5.9	—
Store capital maintenance	3.4	3.6	4.3
Pie production facility capital maintenance	0.8	0.6	1.4
Corporate related	0.5	0.6	0.9
Other	1.4	—	—

Purchase of property and equipment	$10.6	$19.5	$16.0

        In addition to the capital expenditures noted above, we spent $8.4 million and $2.1 million for the purchase of assets under deemed landlord financing liability in fiscal 2004 and the Combined 2003 Period, respectively. Also, we used $153.3 million of cash in the Combined 2003 Period for the June 2003 acquisition of our company and $3.8 million for our acquisition of Village Inn Pancake House of Albuquerque, Inc., a former Village Inn franchisee.

Financing activities

        We used cash in financing activities of $4.7 million during fiscal 2004, consisting principally of the net proceeds from our April 2004 debt refinancing, $1.4 million of borrowing under our revolving credit facility and $2.5 million of proceeds from deemed landlord financing, offset by the periodic principal payments on the previous term debt and the repayment of $9.8 million on our previous revolving line of credit.

        During the Combined 2003 Period, we generated cash from financing activities of $139.8 million, consisting principally of borrowings under our senior secured credit facility and $72.8 million from the issuance of new capital stock in connection with the June 2003 acquisition, all of which was used to repay existing indebtedness and partially fund the acquisition. We also generated $18.8 million from sale-leaseback transactions accounted for as deemed landlord financings and $5.3 million from borrowings under our senior secured revolving credit facility. During the Combined 2003 Period we used $2.8 million of cash to repay a portion of our senior secured term loans. We also had $5.4 million of debt financing costs incurred in the June 2003 acquisition and real estate financing transactions. In addition, we used cash of $1.0 million to redeem the shares of our former chief executive officer during the Combined 2003 Period.

        In fiscal 2002, we used cash in financing activities of $7.9 million consisting of scheduled principal payments on our debt and capital leases.

Cash management

        We have historically funded the majority of our capital expenditures out of cash from operations. We have on occasion obtained, and may in the future obtain, capitalized lease financing for certain expenditures related to equipment. Our investment requirements for new restaurant development include requirements for acquisition of land, building and equipment. Historically we have either acquired all of these assets for cash, or purchased building and equipment assets for cash and acquired a leasehold interest in land. We have entered into sale-leaseback arrangements for many of the land and building assets that we have purchased in the past, many of which have been accounted for as financing transactions. Since the initial net cash investment required for leased units is significantly lower than for owned properties, we intend to focus on leasing sites for future growth so that we only have to fund the equipment portion of our new restaurant capital costs from our cash flows. We believe that this will reduce our upfront cash requirements associated with new restaurant growth and enable us to increase our return on these investments, although it will result in significant long term obligations under operating leases, capital leases or financing liabilities.

New accounting pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment" which replaces the prior SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk primarily from changes in interest rates and changes in food commodity prices.

        We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates. As of October 28, 2004, $16.4 million, or 11.5% of our total debt and capitalized lease obligations of $141.9 million, bears interest at a floating rate. A hypothetical one hundred basis increase in interest rates for our variable rate borrowings, as of October 28, 2004, would increase our future interest expense by approximately $0.2 million per year. This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

Item 8.    Financial Statements and Supplementary Data.

        The information required under this Item 8 is set forth on pages F-1 through F-42 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them timely to material information required to be included in our Exchange Act filings due to the lease restatement issue noted below.

        On March 21, 2005, we announced that our financial statements were likely to be restated, relating to certain lease accounting and leasehold improvement depreciation accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices. This restatement is described elsewhere in this Form 10-K/A. Our conclusion to change our accounting policies and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005. Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices were not effective as of October 28, 2004, which we believe represents a material weakness in internal control over financial reporting. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, except as described in the following paragraph.

        We have enhanced our internal controls to require an evaluation of the applicable lease provisions that could affect, in the context of current interpretive guidance pertaining to the application of GAAP for lease accounting, the classification and accounting for such transactions.

Limitations on the effectiveness of controls

        A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        Debra Koenig has been our Chief Executive Officer and one of our directors since June 2003. She joined us after a 25 year career with McDonald's Corporation. Ms. Koenig's most recent position was President of the Southeast Division from 1997 to 2001. In this role she was responsible for McDonald's largest U.S. division, with $4 billion in sales, consisting of approximately 2,675 franchised restaurants and 290 company-operated restaurants in 14 states.

        Robert Kaltenbach has been our Chief Operating Officer since November 2000, after serving as President of our Village Inn division since December 1994. Mr. Kaltenbach began his career with us in 1988 as Vice President of Franchise Operations of Village Inn. Mr. Kaltenbach's professional career includes over 33 years of management experience in several aspects of the foodservice industry, including extensive experience with new concept development and positioning.

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

        Walter Van Benthuysen has been one of our directors and Chairman of the Board since June 2003. Mr. Van Benthuysen served as a member of the Board of Directors of Value Added Bakery Holding Company and as its Chairman of the Board from December 1998 until December 2003. He also served as Chairman of the Board of Hazelwood Farms, a subsidiary of Supervalu, Inc., from September 1995 to December 1998. Previously, Mr. Van Benthuysen was the Executive Vice President of Quaker Oats Company until he retired in October 1995. Mr. Van Benthuysen is also a director of Colorado Baking Company and Nonni's Food Company, Inc.

        Robert Cummings has been one of our directors since June 2003. Mr. Cummings has been a Managing Director of Wind Point Advisors LLC, a private equity investment firm, since 1987. Investment funds affiliated with Wind Point Advisors LLC control our company. He is also a director of Procyon Technologies, Inc., Nonni's Food Company, Inc. and United Subcontractors, Inc.

        Wayne Kocourek has been one of our directors since June 2003. He is Chairman, Chief Executive Officer and Managing Member of Mid Oaks Investments LLC, a private equity investment company that he founded in 1997. He is also currently a director of Little Rapids Corporation, Liquid Container Inc., Profile Products LLC, Environmental Materials LLC and Wilkinson Industries, Inc.

        Michael Solot has been one of our directors since June 2003. He has been employed by Wind Point Advisors LLC, a private equity investment firm, since 1999, most recently as a Managing Director. Investment funds affiliated with Wind Point Advisors LLC control our company. Prior to joining Wind

Point, Mr. Solot spent six years in various operating and strategy positions with Werner Ladder Co. Mr. Solot has also held positions as an Associate with Goldman, Sachs and Co. and as a Consultant with Bain & Co.

        Ms. Koenig, Mr. Van Benthuysen, Mr. Cummings, Mr. Solot and Mr. Kocourek were elected as directors in June 2003 pursuant to the stockholders agreement described in "Item 13. Certain Relationships and Related Party Transactions." Our directors serve until their successors have been elected and qualified or until their earlier resignation or removal. Our executive officers are elected by and serve at the discretion of our Board of Directors.

        Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of Messrs. Kocourek and Van Benthuysen. Our Board of Directors has determined that Mr. Kocourek qualifies as an "audit committee financial expert" and that Mr. Van Benthuysen is "independent" as defined in federal securities laws.

        VICORP Restaurants, Inc., VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. have entered into separate indemnification agreements with their directors under which each company has agreed to indemnify, and to advance expenses to, each of that company's directors to the fullest extent permitted by applicable law with respect to liabilities they may incur in their capacities as that company's directors and officers.

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

Summary compensation table

				Long-term Compensation
				Awards
	Annual compensation
Name and principal position				Restricted stock awards(1)	Securities underlying options(2)	All other compensation
	Year	Salary	Bonus
Debra Koenig(3) Chief Executive Officer	2004 2003	$420,757 251,505	$90,000 —	— —	— —	$61,381 63,557	(4) (5)
Joseph Trungale Former Chief Executive Officer	2004 2003	— 339,066	— —	— —	— —	— 1,046,246	(6)
Robert Kaltenbach Chief Operating Officer	2004 2003	434,872 430,560	76,003 71,782	— —	— —	6,312 506,308	(7) (8)
Anthony Carroll(9) Chief Financial Officer	2004 2003	165,796 —	23,381 —	— —	— —	70,940 —	(10)
William Hoppe Former Chief Financial Officer	2004 2003	— 107,689	— —	— —	— —	— 116,633	(11)

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

(2)
Prior to 2003, Mr. Kaltenbach and Mr. Trungale were granted options to purchase shares of Midway Investors Holdings Inc. Upon the acquisition of Midway by VI Acquisition Corp., Mr. Kaltenbach and Mr. Trungale exchanged their options to purchase shares of Midway for options to purchase preferred stock of VI Acquisition Corp. As a result of such exchange, Mr. Kaltenbach has an option to purchase 458.57 shares of the preferred stock of VI Acquisition Corp. at an exercise price of $24.80 per share. The option is fully vested and exercisable. Mr. Trungale received an option to purchase 947.39 shares of the preferred stock of VI Acquisition Corp. Mr. Trungale's option is no longer outstanding.

(3)
Ms. Koenig was named our Chief Executive Officer on June 13, 2003.

(4)
Consists in 2004 of payments to Ms. Koenig totaling $60,407 for relocation expenses and our payment of $975 in term life insurance premiums on Ms. Koenig's behalf.

(5)
Consists in 2003 of payments to Ms. Koenig totaling $62,938 for relocation expenses and our payment of $619 in term life insurance premiums on Ms. Koenig's behalf.

(6)
Mr. Trungale's employment terminated on September 2, 2003. Consists in 2003 of severance payments totaling $14,531, a change in control payment of $1,000,000, payment of accrued vacation totaling $27,945, payment of COBRA premiums of $1,172, and our payment of $2,600 term life insurance premiums on Mr. Trungale's behalf.

(7)
Consists in 2004 of our contribution of $4,000 to Mr. Kaltenbach's 401(k) plan maintained by us and our payment of $2,312 in term life insurance premiums on Mr. Kaltenbach's behalf.

(8)
Consists in 2003 of our contribution of $4,000 to Mr. Kaltenbach's 401(k) plan maintained by us, a change in control payment of $500,000, and our payment of $2,308 in term life insurance premiums on Mr. Kaltenbach's behalf.

(9)
Mr. Carroll was named our Chief Financial Officer on February 12, 2004.

(10)
Consists in 2004 of payments to Mr. Carroll totaling $70,582 for relocation expenses and our payment of $358 in term life insurance premiums on Mr. Carroll's behalf.

(11)
Mr. Hoppe's employment terminated on July 31, 2003. Consists in 2003 of severance payments totaling $112,500, payment of accrued vacation totaling $3,654, and our payment of $479 in term life insurance provisions on Mr. Hoppe's behalf.

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

Employment and severance agreements

Employment contracts

        We have entered into employment agreements with Ms. Koenig, Mr. Kaltenbach and Mr. Carroll. Under Ms. Koenig's employment agreement, she is entitled to receive a minimum base salary of $400,000, less applicable tax withholding, as well as an annual performance bonus targeted at 50% of base salary. The annual performance bonus is based upon achievement of our annual budget that is determined by our Board in its sole discretion.

        If Ms. Koenig's employment is terminated by us without "cause", she is entitled to a severance payment equal to 12 months of her base salary, which severance is payable over the 12 month period immediately following the termination of her employment. In addition, during the 12 month severance period, we will pay the cost of Ms. Koenig's health care continuation coverage under COBRA at the same rate that we pay for health insurance for our active employees, if Ms. Koenig elects COBRA continuation coverage. Ms. Koenig will also be entitled to the foregoing severance payments if she terminates her employment for "good reason," which is generally defined as a diminution in her duties or position that is not remedied after notice or a breach of her employment contract by us (which includes any decrease in Ms. Koenig's base salary without her consent or a required relocation outside of the Denver area) that is not remedied after notice.

        Mr. Kaltenbach's employment agreement is substantially the same as Ms. Koenig's, except that he is entitled to receive a minimum base salary of $430,560, less applicable tax withholding. In addition, if Mr. Kaltenbach's employment is terminated by us without "cause" (or by him for "good reason"), his severance payment will be an amount equal to $500,000, payable in equal installments over a period of 12 months. In addition, Mr. Kaltenbach received an option to purchase 458.57 shares of our preferred stock at an exercise price of $24.80 per share. The option is fully vested and will expire on June 12, 2013, subject to earlier termination in the event Mr. Kaltenbach's employment is terminated.

        Mr. Carroll's employment agreement is substantially the same as Ms. Koenig's, except that he is entitled to receive a minimum annual base salary of $225,000, less applicable tax withholding, and his annual performance bonus is targeted at 40% of base salary. In addition, if Mr. Carroll's employment is terminated by us without "cause" (or by him for "good reason"), he is entitled to receive as severance the continuation of his base salary then in effect for a period of one month for each month in which he was employed by us, up to a maximum of 12 months, payable in accordance with our payroll policy.

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

Management agreements

        Ms. Koenig, Mr. Kaltenbach and Mr. Carroll have entered into certain Management Agreements with us pursuant to which they purchased restricted shares of our common stock at a price equal to $1.00 per share. The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment. Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for "cause" or voluntarily by the employee without "good reason", in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value). In addition, pursuant to the Management Agreements, following the termination of Ms. Koenig's, Mr. Kaltenbach's or Mr. Carroll's employment, we may elect, or, in the event of their deaths, their respective estates may compel us, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig, Mr. Kaltenbach and Mr. Carroll. The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig's, Mr. Kaltenbach's or Mr. Carroll's put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

Severance agreements

        We entered into severance agreements with Mr. William Hoppe, our former Chief Financial Officer, and with Mr. Joseph Trungale, our former President and Chief Executive Officer. Mr. Hoppe's employment terminated on June 27, 2003. Pursuant to the terms of his agreement, we continued to pay Mr. Hoppe his base salary until December 26, 2003. In addition, we paid a portion of the cost of Mr. Hoppe's health care continuation coverage under COBRA until October 31, 2003. In exchange for these severance payments, Mr. Hoppe executed a release of all claims against us. Mr. Hoppe also is subject to an agreement that prohibits him from competing against us for a period of 12 months following the termination of his employment.

        Mr. Trungale's employment terminated on September 2, 2003. Pursuant to the terms of his severance agreement, we continued to pay Mr. Trungale his base salary and a portion of the cost of his health care continuation coverage under COBRA until March 2, 2004. In addition, we exercised our right to repurchase certain shares of our common stock and preferred stock that had been previously acquired by Mr. Trungale. The aggregate purchase price paid to Mr. Trungale in connection with such repurchase was approximately $1,000,000. In exchange for his severance payments, Mr. Trungale executed a release of all claims against us. Mr. Trungale is subject to an agreement that prohibits him from soliciting our employees or customers for a period of two years following the termination of his employment.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        All of the outstanding capital stock of VICORP Restaurants, Inc. is held by VI Acquisition Corp. The following table sets forth information with respect to the beneficial ownership of all of the common stock of VI Acquisition Corp. as of October 28, 2004 by:

  •
  each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of VI Acquisition Corp.'s common stock;

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

Name and address(1)	Amount and nature of beneficial ownership	Percentage of outstanding voting securities(2)
Wind Point Partners V, L.P.(3)	682,403	48.0%
Wind Point Partners IV, L.P.(4)	258,289	18.2%
Mid Oaks Investments LLC(5)	171,939	12.1%
Debra Koenig	108,905	7.7%
Robert Kaltenbach	52,795	3.7%
Anthony Carroll	14,295	1.0%
Walter Van Benthuysen	29,695	2.1%
Robert Cummings(3)(4)(6)	947,690	66.7%
Wayne Kocourek(7)	171,939	12.1%
Michael Solot	—	—
All executive officers and directors as a group (seven persons)(6)(7)	1,325,319	93.2%

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

(3)
Wind Point Investors V, L.P. is the general partner of Wind Point Partners V, L.P. ("WPP V"). Wind Point Advisors LLC is the general partner of Wind Point Investors V, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP V. Mr. Cummings, as a managing member of Wind Point Advisors LLC, may be deemed to beneficially own the common shares held by WPP V. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4)
Wind Point Investors IV, L.P. is the general partner of Wind Point Partners IV, L.P. ("WPP IV"). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP IV. Mr. Cummings, as a managing member of Wind Point Advisors LLC, may be deemed to beneficially own the common shares held by WPP IV. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(5)
Includes 4,298 shares held by Donald Piazza and 1,289 shares held by Matthew Lynn for which Mid Oaks Investments LLC ("Mid Oaks") holds sole voting power. Mr. Kocourek, as the Chairman, Chief Executive Officer and managing member of Mid Oaks may be deemed to beneficially own the common shares held by Mid Oaks. Mr. Kocourek disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6)
Wind Point Investors IV, L.P. is the general partner of Wind Point IV Executive Advisor Partners, L.P. ("WPP IV EAP"). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP IV EAP. Wind Point Investors IV, L.P. is the general partner of Wind Point Associates IV, L.P. ("WPP Associates IV"). Wind Point Advisors LLC is the general partner of Wind Point Investors IV, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP Associates IV. Wind Point Investors V, L.P. is the general partner of Wind Point V Executive Advisor Partners, L.P. ("WPP V EAP"). Wind Point Advisors LLC is the general partner of Wind Point Investors V, L.P., and therefore possesses sole voting and investment power with respect to all of the common shares held by WPP V EAP. Includes 947,690 shares held by WPP V, WPP IV, WPP IV EAP, WPP Associates IV, WPP V EAP and Wind Point Advisors LLC that Mr. Cummings may be deemed to beneficially own. Mr. Cummings disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(7)
Includes 171,939 shares held by Mid Oaks that Mr. Kocourek may be deemed to beneficially own. Mr. Kocourek disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

Item 13.    Certain Relationships and Related Party Transactions.

Professional services agreement

        In June 2003, VI Acquisition Corp. entered into a professional services agreement with Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. pursuant to which they provide services relating to corporate strategy, acquisition and divestiture strategy and advice regarding debt and equity financings. In exchange for such services, Wind Point Investors IV, L.P. is entitled to an annual management fee of $231,668 plus its reasonable out-of-pocket expenses, and Wind Point Investors V, L.P. is entitled to an annual management fee of $618,332 plus its reasonable out-of-pocket expenses. In addition, upon repayment in full of all amounts owing under VI Acquisition Corp.'s prior senior secured credit agreement and its prior subdebt credit agreement, Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. was paid a fee equal to the sum of $250,000 plus the product of $70,000 multiplied by the result of a fraction, the numerator of which is the number of days from June 13, 2003 until such repayment and the denominator of which is 365. We paid Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. approximately $309,000 pursuant to this provision upon repayment of our prior senior credit facility in connection with the April 2004 refinancing.

        The professional services agreement will continue until the occurrence of a change of control of VI Acquisition Corp.; provided that if at such time VI Acquisition Corp. pays in full all amounts owing under its existing senior secured credit facility and mezzanine credit agreement, the professional services agreement shall remain in effect as long as VI Acquisition Corp.'s current stockholders own at least 10% of the common stock or preferred stock of VI Acquisition Corp. The professional services agreement, however, may be terminated by VI Acquisition Corp. if either Wind Point Investors IV, L.P. or Wind Point Investors V, L.P. is in material breach and has not cured such breach within 60 days of notice thereof. In June 2003, VI Acquisition Corp. paid Wind Point Investors IV, L.P. professional service fees of $89,122 and paid Wind Point Investors V, L.P. professional service fees of $234,248. VI Acquisition Corp. also paid Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. expense reimbursement of $22,208 in 2003. The professional services agreement contains customary indemnification provisions in favor of Wind Point Investors IV, L.P., Wind Point Investors V, L.P. and their affiliates. Mr. Cummings is a managing director and Mr. Solot is a principal of Wind Point Advisors LLC, an affiliate of Wind Point Investors IV, L.P. and Wind Point Investors V, L.P.

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

Transaction fees in connection with the June 2003 acquisition

        In June 2003, VI Acquisition Corp. entered into a stock purchase agreement with Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC and certain other parties, including Robert Kaltenbach, pursuant to which VI

Acquisition Corp. issued common stock and series A preferred stock. In exchange for certain services in connection with the capitalization of VI Acquisition Corp. and VI Acquisition Corp.'s purchase of all of the capital stock of Midway Investors Holdings Inc., VI Acquisition Corp. paid Wind Point Partners IV, L.P. and Wind Point Partners V, L.P. a transaction fee of $749,994 and fees and expense reimbursement in the amount of $60,000. Mid Oaks Investments LLC also received reimbursement of $120,000 of its fees and expenses associated with the June 2003 transaction. Wayne Kocourek, one of our directors, is the Chairman and Chief Executive Officer of Mid Oaks Investments LLC.

Item 14.    Principal Accounting Fees and Services.

        The following table sets forth the aggregate fees and related expenses for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the fiscal year ended October 28, 2004 and the combined periods from October 28, 2002 through June 13, 2003 and from June 14, 2003 through October 26, 2003 (together, "Combined 2003").

	Fiscal 2004		Combined 2003
Audit fees	$453,032	(1)	$237,011	(4)
Audit-related fees	17,050	(2)	18,500	(5)
Tax fees	3,500	(3)	58,825	(6)
All other fees	—		—

Total	$473,582		$314,336

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

(4)
For Combined 2003, audit fees related to professional services rendered for audits of our and our predecessor's consolidated financial statements ($199,711) and accounting consultations on matters addressed during the audit or interim reviews ($37,300).

(5)
For Combined 2003, audit-related fees related to audits of our 401(k) Plan ($10,500) and Vacation Plan ($5,500), and an annual subscription to Ernst & Young's online accounting and auditing research tool ($2,500). The fee for the 401(k) Plan audit was paid directly from assets of the 401(k) Plan.

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

  (a)
  The following are being filed as part of this Annual Report on Form 10-K/A.

1.     Financial Statements

        See the Index to Financial Statements which appears on Page F-1 hereof.

2.     Financial Statement Schedules

        None.

3.     Exhibits

2.1
Stock Purchase Agreement, dated as of April 15, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc., the Sellers listed on Schedule 1 thereto and the Preferred Holders listed on Schedule 1 thereto. Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the Securities Act. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.*
2.2
Amendment No. 1 to Stock Purchase Agreement, dated as of June 9, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc. and BancBoston Ventures, Inc. and Marathon Fund Limited Partnership IV as the Seller Representatives*
2.3
Amendment No. 2 to Stock Purchase Agreement, dated as of June 12, 2003, by and among VI Acquisition Corp., Midway Investors Holdings Inc. and BancBoston Ventures, Inc. and Marathon Fund Limited Partnership IV as the Seller Representatives*
2.4
Stock Purchase Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC, Mid Oaks Investments LLC, A.G. Edwards Private Equity Partners QP II, L.P., A.G. Edwards Private Equity Partners II, L.P., Debra Koenig, Walter Van Benthuysen, Robert Kaltenbach, Joseph Trungale and the other Executives as defined therein. Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the Securities Act. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.*
3.1	Amended and Restated Articles of Incorporation of VICORP Restaurants, Inc.*
3.2	Bylaws of VICORP Restaurants, Inc.*
3.3	Certificate of Incorporation of VI Acquisition Corp.*
3.4	Bylaws of VI Acquisition Corp.*
3.5	Certificate of Incorporation of Village Inn Pancake House of Albuquerque, Inc.*
3.6	Bylaws of Village Inn Pancake House of Albuquerque, Inc.*
4.1	Indenture, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, the Securities Guarantors, as defined therein, and Wells Fargo Bank, National Association, as Trustee*

4.2	Purchase Agreement, dated as of April 6, 2004, by and among VICORP Restaurants, Inc., as issuer, J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers*
4.3	Amendment No. 1 to Purchase Agreement, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers*
4.4
Registration Rights Agreement, dated as of April 14, 2004, by and among VICORP Restaurants, Inc., as issuer, VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc., as guarantors, and J.P. Morgan Securities Inc. and CIBC World Markets Corp., as initial purchasers*
4.5	Form of Note (included as Exhibit B to Exhibit 4.1)*
10.1
Stockholders Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Stockholders Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor*
10.2
Registration Rights Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC, Mid Oaks Investments LLC, A.G. Edwards Private Equity Partners QP II, L.P., A.G. Edwards Private Equity Partners II, L.P., Debra Koenig, Walter Van Benthuysen, Robert Kaltenbach, Joseph Trungale and the other Executives, and each of the Initial Warrantholders*
10.3	Joinder Agreement, dated as of February 27, 2004, by and among VI Acquisition Corp. and Anthony Carroll*
10.4	Joinder Agreement, dated as of December 1, 2003, by and among VI Acquisition Corp. and Wind Point V Executive Advisor Partners, L.P.*
10.5
Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and among VI Acquisition Corp., VICORP Restaurants, Inc., the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders*
10.6	Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Debra Koenig*+
10.7	Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach*+
10.8	Management Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Walter Van Benthuysen*+
10.9	Nonstatutory Stock Option Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach*+
10.10	Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp. and Mid Oaks Investments, LLC*
10.11	Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp. and Walter Van Benthuysen*
10.12
Amended and Restated Subscription Agreement, dated as of November 19, 2003, by and among VI Acquisition Corp., Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P. and Wind Point Associates IV, LLC*

10.13	Management Agreement, dated as of February 12, 2004, by and among VI Acquisition Corp. and Anthony Carroll*+
10.14	Management Agreement, dated as of March 3, 2004, by and among VI Acquisition Corp. and Debra Koenig*+
10.15	Management Agreement, dated as of March 11, 2004, by and among VI Acquisition Corp. and Walter Van Benthuysen*+
10.16	Employment Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Debra Koenig*+
10.17	Amendment to Employment Agreement, dated as of March 15, 2004, by and among VICORP Restaurants, Inc. and Debra Koenig*+
10.18	Employment Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp. and Robert Kaltenbach*+
10.19	Employment Agreement, dated as of February 12, 2004, by and among VI Acquisition Corp. and Anthony Carroll*+
10.20	Form of Indemnification Agreement for directors of VICORP Restaurants, Inc.*
10.21	Form of Indemnification Agreement for directors of VI Acquisition Corp.*
10.22	Form of Indemnification Agreement for directors of Village Inn Pancake House of Albuquerque, Inc.*
10.23	Professional Services Agreement, dated as of June 13, 2003, by and among VI Acquisition Corp., Wind Point Investors IV, L.P. and Wind Point Investors V, L.P.*
12.1	Statement Regarding Computation of Ratios of Earnings and Fixed Charges
14.1	Business Conduct Policy **
21.1	Subsidiaries of the Company**
31.1
Certification by our Chief Executive Officer with respect to our Form 10-K/A for the year ended October 28, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification by our Chief Financial Officer with respect to our Form 10-K/A for the year ended October 28, 2004, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-K/A for the year ended October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the SEC on July 9, 2004 (Registration No. 333-117263).

**
As file in the Company's Annual Report on Form 10-K for the the year ended October 28, 2004

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

VICORP RESTAURANTS, INC. (Registrant)
By:	/s/ DEBRA KOENIG	Date: May 18, 2005
Debra Koenig Chief Executive Officer (Principal Executive Officer)
By:	/s/ ANTHONY CARROLL	Date: May 18, 2005
Anthony Carroll Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature / Title
/s/ ROBERT CUMMINGS Robert Cummings, Director	Date: May 18, 2005
/s/ WAYNE KOCOUREK Wayne Kocourek, Director	Date: May 18, 2005
/s/ MICHAEL SOLOT Michael Solot, Director	Date: May 18, 2005
/s/ WALTER VAN BENTHUYSEN Walter Van Benthuysen, Chairman of the Board	Date: May 18, 2005

VI ACQUISITION CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets (As restated)—As of October 28, 2004 and October 26, 2003
Consolidated Statements of Operations (As restated)—Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002
Consolidated Statements of Cash Flows (As restated)—Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002
Consolidated Statements of Stockholders' Equity (As restated)—Fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003 and fiscal year ended October 27, 2002
Notes to Consolidated Financial Statements (As restated)

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Board of Directors
VI Acquisition Corp.

        We have audited the accompanying consolidated balance sheets of VI Acquisition Corp. as of October 28, 2004 and October 26, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VI Acquisition Corp. at October 28, 2004 and October 26, 2003, and the consolidated results of its operations and its cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003, in conformity with U.S. generally accepted accounting principles.

        As described in Note 3, "Restatement of Previously Issued Financial Statements," VI Acquisition Corp. has restated previously issued financial statements as of October 28, 2004 and October 26, 2003 and for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003.

/s/ ERNST & YOUNG LLP

Denver, Colorado December 10, 2004, except for Note 3, as to which the date is May 12, 2005

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Board of Directors
Midway Investors Holdings Inc.

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Midway Investors Holdings Inc. (the predecessor company to VI Acquisition Corp.) for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Midway Investors Holdings Inc. for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002, in conformity with U.S. generally accepted accounting principles.

        As described in Note 3, "Restatement of Previously Issued Financial Statements," Midway Investors Holdings Inc. has restated previously issued financial statements for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002 and the beginning retained earnings as of October 28, 2001.

/s/ ERNST & YOUNG LLP

Denver, Colorado December 22, 2003, except for Note 3, as to which the date is May 12, 2005

VI Acquisition Corp.

Consolidated balance sheets

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,332	$5,326
Receivables, net (Note 4)	11,915	5,224
Inventories	12,245	11,767
Deferred income taxes, short-term (Note 17)	4,673	2,164
Prepaid expenses and other current assets	3,432	3,524
Income tax receivable	270	961

Total current assets	33,867	28,966
Property and equipment, net (Note 5)	80,316	80,060
Assets under deemed landlord financing liability, net	110,342	106,314
Long-term receivables, net (Note 4)	—	122
Goodwill	91,881	91,873
Trademarks and tradenames	42,600	42,600
Franchise rights, net of accumulated amortization of $841 and $249	11,358	11,949
Other assets, net (Note 6)	13,763	15,055

Total assets	$384,127	$376,939

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations (Notes 8 and 10)	$201	$9,286
Cash overdraft	3,190	4,866
Accounts payable	13,174	12,705
Accrued compensation	7,138	7,246
Accrued taxes	7,992	7,846
Other accrued expenses (Note 7)	18,520	12,696

Total current liabilities	50,215	54,645
Long-term debt (Note 8)	141,469	133,441
Capitalized lease obligations (Note 10)	248	442
Deemed landlord financing liability	114,670	108,140
Deferred income taxes, long-term (Note 17)	1,360	4,010
Other noncurrent liabilities (Note 11)	7,057	5,610

Total liabilities	315,019	306,288
Commitments and contingencies (Notes 10 and 20)	—	—
Stock subject to repurchase (Note 12)	1,063	1,063
Stockholders' equity (Notes 12 and 14):
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,659 shares issued and outstanding at October 28, 2004 and 67,854 shares issued and outstanding at October 26, 2003 (aggregate liquidation preference of $78,846 and $70,481, respectively)	80,022	71,465
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,386,552 shares issued and outstanding at October 28, 2004 and 1,298,649 shares issued and outstanding at October 26, 2003	—	—
Paid-in capital	2,426	2,332
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at October 28, 2004 and 923.87 shares of preferred stock and 76,103 shares of common stock at October 26, 2003	(1,004)	(1,000)
Accumulated deficit	(13,399)	(3,209)

Total stockholders' equity	68,045	69,588

Total liabilities and stockholders' equity	$384,127	$376,939

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of operations

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Revenues:
Restaurant operations	$394,667	$138,696	$243,157	$377,630
Franchise operations	5,057	1,916	3,448	5,796

	399,724	140,612	246,605	383,426
Cost and expenses:
Restaurant costs:
Food	106,294	37,219	66,186	104,298
Labor	127,251	45,500	79,016	122,850
Other operating expenses	105,438	38,302	62,201	94,424
Franchise operating expenses	2,311	978	1,583	3,092
General and administrative expenses	25,193	9,447	16,533	26,598
Litigation settlement	3,168	—	—	—
Transaction expenses (Note 19)	125	1,226	9,436	279
Management fees (Note 21)	1,159	185	674	1,000
Asset impairments (Note 16)	1,101	—	96	—

	372,040	132,857	235,725	352,541

Operating profit	27,684	7,755	10,880	30,885
Interest expense	(26,787)	(9,719)	(11,353)	(19,312)
Debt extinguishment costs (Note 19)	(6,856)	—	(6,516)	—
Other income, net	522	147	433	787

Income (loss) before income taxes	(5,437)	(1,817)	(6,556)	12,360
Provision for income taxes (benefit) (Note 17)	(2,912)	(1,235)	(3,139)	3,882

Net income (loss)	(2,525)	(582)	(3,417)	8,478
Preferred stock dividends and accretion (Notes 12 and 13)	(7,665)	(2,627)	(2,260)	(3,570)

Net income (loss) attributable to common stockholders	$(10,190)	$(3,209)	$(5,677)	$4,908

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of cash flows

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,525)	$(582)	$(3,417)	$8,478
Reconciliation to cash provided by operations:
Depreciation and amortization	18,962	6,869	11,215	19,059
Asset impairments	1,101	—	96	—
Amortization of financing costs and original issue discounts	1,085	371	1,604	1,159
Stock-based compensation expense	—	—	2,299	293
Warrants issued for anti-dilution	—	—	129	—
Loss on disposition of assets	438	141	237	88
Deferred finance charge write-off	4,344	—	3,322	—
Deferred income tax expense (benefit)	(5,159)	(1,646)	(1,816)	251
Interest on warrants	88	60
Changes in assets and liabilities:
Receivables, net	(2,479)	(979)	(467)	228
Inventories	(478)	(2,655)	1,078	(1)
Cash overdraft	(1,676)	4,866	—	—
Accounts payable, trade	469	(1,047)	992	62
Accrued compensation	(108)	1,997	(3,319)	976
Other current assets and liabilities	6,080	(1,555)	(742)	(4,479)
Other noncurrent assets and liabilities	4,347	(238)	765	2,543

Cash provided by operations	24,489	5,602	11,976	28,657

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8)	(153,322)	(3,834)	—
Purchase of property and equipment	(16,006)	(9,573)	(9,904)	(10,599)
Purchase of assets under deemed landlord financing liability	(8,409)	(2,076)	(34)	—
Proceeds from disposition of property	627	10,704	—	200
Collection of notes receivable	30	6	29	121

Cash used in investing activities	(23,766)	(154,261)	(13,743)	(10,278)

Cash flows from financing activities:
Payments of debt and capital lease obligations	(165,020)	(105,959)	(8,278)	(8,323)
Proceeds from issuance of debt	163,651	168,580	—	—
Proceeds from deemed landlord financing	2,452	15,931	2,904	430
Net proceeds from issuance of preferred and common stock	298	72,774	228	—
Debt issuance costs	(6,094)	(5,377)	(72)	(33)
Repurchase of shares	(4)	(1,000)	—	—

Cash provided by (used in) financing activities	(4,717)	144,949	(5,218)	(7,926)

Increase (decrease) in cash and cash equivalents	(3,994)	(3,710)	(6,985)	10,453
Cash and cash equivalents at beginning of period	5,326	9,036	16,021	5,568

Cash and cash equivalents at end of period	$1,332	$5,326	$9,036	$16,021

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$25,700	$7,869	$11,827	$19,198
Income taxes	1,867	2,188	1,878	1,908
Supplemental disclosures of non-cash investing and financing activities:
Build-to-suit reimbursements not yet received	$2,359	$—	$—	$—
Fixed assets purchased with debt	—	—	—	3,359

See accompanying notes to consolidated financial statements.

Midway Investors Holdings Inc.
(Predecessor to VI Acquisition Corp.)

Consolidated statements of stockholders' equity

	Preferred stock (Note 11)						Common stock (Note 11)
	Class A		Class B		Class C		Class A	Class B				Accumulated other comprehensive loss
										Paid-in capital	Retained Earnings (deficit)		Deferred compensation	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount
	(In thousands, except shares)
Balances at October 28, 2001, as previously reported	18,299	17,603	18,266	17,572	—	—	19,397	627	—	1,854	1,192	—	—	38,221
Restatement adjustments	—	—	—	—	—	—	—	—	—	—	(1,050)	—	—	(1,050)

Balances at October 28, 2001, as restated	18,299	17,603	18,266	17,572	—	—	19,397	627	—	1,854	142	—	—	37,171
Dividends on preferred stock Class A & B	—	1,618	—	1,615	—	—	—	—	—	—	(3,233)	—	—	—
Preferred stock Class C issued, net	—	—	—	(2,380)	2,380	2,380	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(337)	—	—	(337)
Issuance of incentive stock options	—	—	—	—	—	—	—	—	—	2,135	—	—	(439)	1,696
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	17	17
Comprehensive income:
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	—	—	—	—	—	—	(1,290)	—	(1,290)
Net income	—	—	—	—	—	—	—	—	—	—	8,478	—	—	8,478

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	8,478	(1,290)	—	7,188

Balances at October 27, 2002, as restated	18,299	19,221	18,266	16,807	2,380	2,380	19,397	627	—	3,989	5,050	(1,290)	(422)	45,735
Dividends on Class A and B preferred stock	—	1,027	—	1,025	—	—	—	—	—	—	(2,052)	—	—	—
Class C preferred stock issued, net	—	—	—	(1,025)	1,025	1,025	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(212)	—	—	(212)
Issuance of incentive stock options	—	—	—	—	—	—	—	—	—	1,790	—	—	(1,790)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	87	—	—	436	523
Issuance of warrants	—	—	—	—	—	—	—	—	—	129	—	—	—	129
Realization of hedge transaction loss	—	—	—	—	—	—	—	—	—	—	—	1,263	—	1,263
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,776	1,776
Exercise of options	1,543	1,544	—	—	287	287	—	2,431	—	228	—	—	—	2,059
Exercise of warrants	—	—	—	—	—	—	—	1,182	—	—	—	—	—	—
Repurchase of Midway preferred stock	(19,842)	(21,792)	(18,266)	(16,807)	(3,692)	(3,692)	—	—	—	—	—	—	—	(42,291)
Comprehensive loss:
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	—	—	—	(3,417)	—	—	(3,417)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,417)	27	—	(3,390)

Balances at June 13, 2003, as restated	—	—	—	—	—	—	19,397	4,240	—	6,223	(631)	—	—	5,592
Elimination of Midway equity, as restated	—	—	—	—	—	—	(19,397)	(4,240)	—	(6,223)	631	—	—	(5,592)

Balance at June 13, 2003, post-transaction, as restated	—	$—	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of stockholders' equity

	Preferred stock Series A		Common Stock Class A		Treasury stock	Treasury stock
	Shares	(Note 10) Amount	Shares	(Note 10) Amount	(Note 10) preferred	(Note 10) common	Paid-in capital	Accumulated deficit	Total stockholders' equity
	(In thousands, except shares)
Balances at June 14, 2003, as restated	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of preferred stock and common stock	67,854	67,854	1,358,649	—	—	—	1,358	—	69,212
Issuance of preferred stock options	—	—	—	—	—	—	896	—	896
Warrants issued	—	—	—	—	—	—	62	—	62
Exercise of options	924	924	—	—	—	—	—	—	924
Repurchase of preferred and common shares	(924)	—	(60,000)	—	(924)	(76)	16	—	(984)
Dividends on Series A preferred stock	—	2,627	—	—	—	—	—	(2,627)	—
Preferred warrant accretion	—	60	—	—	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	(582)	(582)

Balances at October 26, 2003, as restated	67,854	71,465	1,298,649	—	(924)	(76)	2,332	(3,209)	69,588
Issuance of preferred stock and common stock	258	257	39,603	—	—	—	41	—	298
Release of collateralized stock	547	547	52,800	—	—	—	53	—	600
Repurchase of common shares	—	—	(4,500)	—	—	(4)	—	—	(4)
Dividends on Series A preferred stock	—	7,665	—	—	—	—	—	(7,665)	—
Preferred warrant accretion	—	88	—	—	—	—	—	—	88

Net loss	—	—	—	—	—	—	—	(2,525)	(2,525)

Balances at October 28, 2004, as restated	68,659	$80,022	1,386,552	$—	$(924)	$(80)	$2,426	$(13,399)	$68,045

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to consolidated financial statements

1.     Description of the business and basis of presentation

        VI Acquisition Corp. (the "Company" or "VI Acquisition"), a Delaware corporation, was organized by Wind Point Partners and other individual co-investors.

        On June 14, 2003, the Company acquired Midway Investors Holdings Inc. ("Midway"), and its wholly owned subsidiaries VICORP Restaurants, Inc. ("VICORP") and Village Inn Pancake House of Albuquerque, Inc. (collectively "Midway" or "Predecessor") in a stock purchase transaction accounted for under the purchase method of accounting pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Midway legal entity was merged into the Company on April 14, 2004 and no longer exists.

        Midway was a Delaware corporation originally organized by BancBoston Ventures, Inc., Goldner Hawn Johnson & Morrison, Incorporated ("Goldner Hawn"), Fairmont Capital, Inc. and other affiliates. Midway acquired VICORP in May 2001 in a "going private" stock purchase transaction accounted for under the purchase method of accounting pursuant to SFAS No. 141. Prior to the acquisition of VICORP by Midway, VICORP operated as a publicly-traded company.

        The Company operates family-style restaurants under the brand names "Bakers Square" and "Village Inn," and franchises restaurants under the Village Inn brand name. At October 28, 2004, the Company operated 271 Company-owned restaurants in 15 states. Of the Company-owned restaurants, 150 are Bakers Squares and 121 are Village Inns, with an additional 103 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

        As discussed in Note 3, the consolidated financial statements for all periods presented have been restated.

VI Acquisition's purchase of Midway

        In connection with the June 14, 2003 purchase of Midway, the assets (including specifically identifiable intangible assets) and liabilities of the acquired company were recorded at their estimated fair value of $143.2 million with the excess of the purchase price over these amounts being recorded as goodwill of $82.8 million. Capitalization of the acquired company was funded by new senior and subordinated debt under the terms of newly executed credit and investment agreements dated as of June 13, 2003 (Note 8). In connection with the closing of the purchase and subject to the terms of the stock purchase agreement, the following transactions occurred:

  •
  Fixed assets were adjusted to their estimated fair market value, resulting in an increase to the assets' value of $7.7 million;

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

  •
  Rents under leases were revalued to their estimated fair market value resulting in an additional asset of $7.9 million;

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

        The consolidated financial statements for Midway for the period from October 28, 2002 through June 13, 2003 and the year ended October 27, 2002 represent the operations of the Company prior to the purchase by VI Acquisition and reflect the values established at the time of Midway's purchase of the Company on May 14, 2001. Therefore, they do not reflect the effects of the purchase accounting adjustments of the June 14, 2003 transaction discussed above. The consolidated financial statements and related notes as of October 28, 2004 and October 26, 2003 and for the period from June 14, 2003 through October 26, 2003 reflect all purchase accounting adjustments resulting from the June 14, 2003 transaction.

VICORP's purchase of Village Inn Pancake House of Albuquerque, Inc.

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

Fiscal year

        The Company's fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Beginning January 22, 2004, the Company changed its fiscal year so that it ends on the Thursday nearest to

October 31st of each year. This increased the fiscal year ended October 28, 2004 by four days (368 days in fiscal 2004 versus 364 days in fiscal 2003). This change was made to facilitate restaurant operations by moving the end of the Company's fiscal periods and weekly reporting and payroll periods away from weekends when the Company's restaurants are busier.

Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. The Company's critical accounting estimates include (i) inventory valuation (Note 2), (ii) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 2, 5 and 16), (iii) anticipated outcomes of legal proceedings and other contingencies (Notes 2 and 20) (iv) self-insurance reserves (Notes 2 and 20) and (v) valuation allowances associated with deferred tax assets (Notes 2 and 17).

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

        The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing receivables. The Company determines the allowance based on historical write-off experience and management's judgment regarding the collectibility of certain accounts. Account balances are charged off against the allowance after management determines that the potential for recovery is considered remote.

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

Inventories

        Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following:

	October 28, 2004	October 26, 2003
	(In thousands)
Production facility inventories:
Raw materials	$4,353	$3,851
Finished goods	4,717	5,108

	9,070	8,959
Restaurant inventories	3,175	2,808

	$12,245	$11,767

        The Company obtains most of its food products and supplies from three distributors. Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those currently received

Renovations, improvements and repairs and maintenance

        The Company renovates, remodels or improves its restaurants and production facilities (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. These expenditures are typical in the restaurant industry and each provides a future economic benefit. Therefore, the related costs are capitalized and depreciated over the estimated useful lives discussed further below under the caption "Property and equipment". While the Company believes the estimated useful lives used for depreciation purposes are representative of the assets' actual useful lives, the Company has an asset retirement policy, and any assets that are replaced are retired. The Company currently has a capitalization threshold of $600, and any costs for singular items below this threshold are expensed.

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

Property and equipment, build-to-suit projects and assets under deemed landlord financing liability

        At the date of the June 14, 2003 purchase of Midway, all property and equipment were adjusted to their estimated fair market values. This resulted in the Company recording an increase in its net property and equipment of $7.7 million and all subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation and amortization.

        Depreciation and amortization expense is calculated using the straight-line method. The useful lives of assets range from 20 to 40 years for buildings and three to ten years for equipment and improvements. In general, assets acquired under capital leases and initial leasehold improvements are amortized over the lesser of the useful life or the lease term. Leasehold improvements added subsequent to the inception of a lease are amortized over the shorter of the useful life of the assets or a term that includes lease renewals, if such renewals are considered reasonably assured. Property and equipment additions include acquisitions of building and equipment and costs incurred in the development and construction of new stores.

        For many of the Company's build-to-suit restaurant construction projects, it is considered the owner of the project during the construction period in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction," because the Company is deemed to have substantially all of the construction period risk. At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the Company would record the sale, remove all property and related liabilities from its consolidated balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease. However, many of the Company's real estate transactions and build-to-suit restaurant construction projects have not qualified for sale-leaseback accounting because of its deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest.

Long-lived assets

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," in the period beginning October 28, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of this statement would be recognized in the period in which the liability is incurred, along with an offsetting increase in the carrying amount of the related long-lived asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the period beginning October 28, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity.

        Prior to October 28, 2002 and pursuant to SFAS No. 121, carrying values of long-lived assets were reviewed for impairment when events or changes in circumstances indicated that the assets' carrying values may not be recoverable from the estimated future cash flows expected to result from the properties' use and eventual disposition. When undiscounted expected future cash flows were less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. The net realizable value would typically be calculated using discounted expected future cash flows, or determined by estimates provided by real estate professionals and/or the Company's past experience in disposing of restaurant properties.

Intangible assets

        Goodwill represents the excess of cost over the fair value of individual net assets acquired in business combinations accounted for under the purchase method of accounting. In accordance with

SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment, if any, for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company has determined that no impairments have existed related to its related goodwill in any of the periods presented. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives.

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

        Upon completion of VICORP's "going-private" transaction on May 14, 2001, the former chairman of VICORP's Board of Directors entered into a non-competition and escrow agreement pursuant to which he will be paid a total of $2 million not to compete with the Company for a period of five years after the purchase. The agreement requires the escrow agent to pay the former chairman, on January 2 of each year starting in 2002 through 2005, an amount equal to the lesser of (a) $500,000 plus all interest and other earnings in the escrow account, less any fees then due the escrow agent or (b) the entire amount then remaining in the escrow account. The non-competition agreement is reflected in other assets and amortized using the straight-line method over a five-year period.

Loss contingencies and self-insurance reserves

        The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations including reserves for self-insurance. Contingent obligations are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies," which requires that the Company assess each contingency to determine estimates of the degree of probability and the range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company's consolidated financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Reserves for self-insurance are determined based on the insurance companies undiscounted incurred loss estimates, loss development factors and management's judgment.

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

Leases and deferred straight-line rent payable

        The Company leases most of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

        For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred straight-line rent payable. Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent. Certain of our leases are accounted for under the financing method, as discussed above.

Revenue recognition

        Revenue from Company-operated stores is recognized in the period during which food and beverage products are sold. Gift cards sold but not yet redeemed are included in other accrued expenses (Note 7). Revenues are recognized upon redemption of the gift cards.

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

        Franchise operations gross revenues and expenses consisted of the following:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Royalties	$3,917	$1,451	$2,612	$4,217
Initial and renewal fees	—	—	67	155
Property rental	1,120	457	754	1,402
Interest income on franchise notes	20	8	15	22

Franchise revenues	5,057	1,916	3,448	5,796
Franchise operating expenses	(2,311)	(978)	(1,583)	(3,092)

Franchise operations, net	$2,746	$938	$1,865	$2,704

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

New store pre-opening costs

        New store pre-opening costs consist of salaries and other direct expenses incurred in connection with the setup and stocking of stores, employee training, and general store management costs incurred prior to the opening of new restaurants. New store pre-opening costs are expensed as incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities." New store pre-opening costs for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002 were $532,000, $249,000, $150,000, and $60,000, respectively.

Comprehensive income

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company's interest rate swap agreements on its variable rate debt (Note 18) are recorded at fair value with changes in the value of such contracts, net of income taxes, reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses the combined statutory rate for federal and state income taxes.

Fair value of financial instruments

        At October 28, 2004 and October 26, 2003, the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. See Note 8 for information concerning the fair value of the Company's long-term debt.

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

        The Company has used interest rate swaps to manage its interest rate mix on the total debt portfolio and related overall cost of borrowing whereby it agreed to exchange the variable rate on a portion of its term borrowings for a fixed rate. Under SFAS No. 133, the Company's interest rate swap agreements are typically designated as cash flow hedges and recorded at fair value, with changes in the value of such contracts, net of income taxes, reported in comprehensive income. The net settlements made under the interest rate swap agreements are reflected in the consolidated statements of operations as an adjustment to interest expense over the term of the related swap. See Note 18 for further discussion.

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

Accounting for stock based compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected not to adopt the fair value method and instead has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, compensation expense related to stock options is calculated as the difference between the exercise price of the option and the fair market value of the underlying stock at the date of grant. This expense is recognized over the vesting period of the option or at the time of grant if the options immediately vest. As a result of the minimal number of options outstanding during all periods presented in the accompanying consolidated financial statements, the pro forma effects of applying the fair value method to outstanding options over their respective vesting periods had an immaterial effect on net income (loss).

New accounting pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective for the Company no later than April 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS No. 150 was generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 requires that certain financial instruments the Company would have otherwise classified as equity be reflected in the liability section of the consolidated balance sheets. Therefore, the Company classified obligations related to certain of its securities outside of stockholders' equity in the accompanying consolidated balance sheets as a result of applying the provisions of SFAS No. 150. See Note 12 for further discussion.

        On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC" or the "Staff") issued Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." SAB No. 104 did not have a significant impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces the prior SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on November 4, 2005, and the Company is still evaluating its impact.

Reclassifications

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

3.     Restatement of Previously Issued Financial Statements

        The Company has restated its financial statements for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors, primarily as a result of a review of its lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under U.S. Generally Accepted Accounting Principles ("GAAP").

(i)    Accounting for Real Estate Transactions

        Historically, the Company had accounted for certain of its real estate transactions of restaurant properties as sale-leaseback transactions. The Company has restated its financial statements to now report these transactions as financing transactions under SFAS No. 98, "Accounting for Leases," rather than as sale-leaseback transactions as previously reported due to a determination that certain lease agreement provisions reflect continuing involvement with the buyer-lessor. Our continuing involvement for most of our leases now accounted for under the financing method results from our ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by the Company to effectuate such control. These "perpetual fixed-price renewal options" are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option. Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists. The affected real estate transactions related to an aggregate of 79 existing restaurants in 1999, 2001 and 2003 and nine new restaurant locations opened in 2003 and 2004.

        The impact of the restatement was to record on the Company's consolidated balance sheets the assets of the restaurants subject to these transactions (Note 5) as if they had not been sold and record the proceeds from these transactions (including any gains previously deferred) as liabilities under the caption "Deemed landlord financing liability" (Note 9). Operating results were restated to recognize depreciation expense associated with the assets subject to these transactions and re-characterize the lease payments previously reported as rent expense as principal repayments and imputed interest expense. The rent expense reversal associated with these transactions included the reversal of previously recorded expenses for straight-line rents and rent reductions for certain purchase accounting adjustments made to account for the leases at fair market value. In addition, the capital lease classification for three leased properties was re-characterized as deemed landlord financing assets and liabilities.

        The net impact to correctly classify the aforementioned leases as financing transactions was decreases in pre-tax income of $4.6 million, $1.8 million, $2.0 million and $3.3 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively. The correcting entries decreased other operating and franchise operating expenses and increased interest expense.

(ii)    Understated Straight-Line Rent Expense

        GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with differences being recorded on the balance sheet as a deferred rent liability. The Company did not appropriately straight-line its rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods. The net impact to correctly straight-line rents resulted in decreased pre-tax income of $0.5 million, $0.3 million, $0.3 million and $0.6 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

(iii)    Understated Depreciation and Amortization Expense

        The Company generally has historically depreciated its buildings and leasehold improvements over the lesser of the asset's useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset's useful life or the reasonably assured lease term. However, in performing a detailed review of the Company's depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods. The net pre-tax impact of the correction of the Company's leasehold depreciable lives was not material for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 or the fiscal year ended October 27, 2002. The pre-tax impact of the correction prior to these time periods totaled $1.1million and is reflected in our consolidated balance sheets as a reduction in property and equipment, net and stockholders' equity.

(iv)    Understated Interest Expense on Preferred Stock Warrant Accretion

        The Company also determined it was appropriate to record additional adjustments which were previously deemed immaterial. The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of the Company's June 2003 purchase. The pre-tax impact for the correction increased interest expense by $0.1 million and $0.1 million for the fiscal year ended October 28, 2004 and the period ended October 26, 2003, respectively.

(v)    Accounting for Income Taxes

        In addition to the impact on the Company's income tax provision resulting from the accounting corrections discussed above, it was also determined that the Company's accounting for income taxes related to purchase business combinations was not correct. Under FASB SFAS No. 109, "Accounting for Income Taxes," companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes). The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations. In both the 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected. The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill. The impact of the corrections decreased our provision for income taxes by $2.6 million, $1.0 million, $1.2 million and $1.9 million for the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

        The collective impact of these restatements on the Company's consolidated financial statements are summarized below:

	As of October 28, 2004			As of October 26, 2003
	Previously Reported	Corrections	As restated	Previously reported	Corrections	As restated
	(In thousands)
Balance Sheet Data
Receivables, net	$13,676	$(1,761)	$11,915	$5,224	$—	$5,224
Deferred income taxes, short-term	2,463	2,210	4,673	2,164	—	2,164
Total current assets	33,418	449	33,867	28,966	—	28,966
Property and equipment, net	84,785	(4,469)	80,316	84,207	(4,147)	80,060
Assets under deemed landlord financing liability, net	—	110,342	110,342	—	106,314	106,314
Build-to-suit construction-in-progress	6,258	(6,258)	—	1,272	(1,272)	—
Deferred income taxes, long-term	22,636	(22,636)	—	20,329	(20,329)	—
Goodwill	82,843	9,038	91,881	82,835	9,038	91,873
Other assets, net	6,482	7,281	13,763	6,022	9,033	15,055
Total assets	290,380	93,747	384,127	278,302	98,637	376,939
Current maturities of long-term debt and capitalized lease obligations	258	(57)	201	9,326	(40)	9,286
Accounts payable	12,865	309	13,174	12,705	—	12,705
Total current liabilities	49,963	252	50,215	54,685	(40)	54,645
Capitalized lease obligations	3,490	(3,242)	248	3,749	(3,307)	442
Deemed landlord financing liability	—	114,670	114,670	—	108,140	108,140
Build-to-suit liability	6,258	(6,258)	—	1,230	(1,230)	—
Deferred income taxes, long-term	—	1,360	1,360	—	4,010	4,010
Other non-current liabilities	15,871	(8,814)	7,057	13,455	(7,845)	5,610
Total liabilities	217,051	97,968	315,019	206,560	99,728	306,288
Preferred stock	79,769	253	80,022	71,405	60	71,465
Accumulated deficit	(8,925)	(4,474)	(13,399)	(2,058)	(1,151)	(3,209)
Total stockholders' equity	72,266	(4,221)	68,045	70,679	(1,091)	69,588
Total liabilities and stockholders' equity	290,380	93,747	384,127	278,302	98,637	376,939

	VI Acquisition
	Year ended October 28, 2004
	Previously reported	Corrections	As restated
	(In thousands)
Statement of Operations Data
Other operating expenses	$111,663	$(6,225)	$105,438
Franchise operating expenses	2,490	(179)	2,311
Asset impairments	552	549	1,101
Operating profit	21,829	5,855	27,684
Interest expense	(15,161)	(11,626)	(26,787)
Income (loss) before income taxes	334	(5,771)	(5,437)
Provision for income taxes (benefit)	(359)	(2,553)	(2,912)
Net income (loss)	693	(3,218)	(2,525)
Preferred stock dividends and accretion	(7,560)	(105)	(7,665)
Net loss attributable to common stockholders	(6,867)	(3,323)	(10,190)
Statement of Cash Flows Data
Net cash provided by operations	$22,520	$1,969	$24,489
Net cash used in investing activities	(19,297)	(4,469)	(23,766)
Net cash used in financing activities	(7,217)	2,500	(4,717)
Net decrease in cash and cash equivalents	(3,994)	—	(3,994)
	VI Acquisition
	Period Ended October 26, 2003
	Previously reported	Corrections	As restated
	(In thousands)
Statement of Operations Data
Other operating expenses	$40,531	$(2,229)	$38,302
Franchise operating expenses	1,032	(54)	978
Operating profit	5,472	2,283	7,755
Interest expense	(5,330)	(4,389)	(9,719)
Income (loss) before income taxes	289	(2,106)	(1,817)
Provision for income taxes (benefit)	(280)	(955)	(1,235)
Net income (loss)	569	(1,151)	(582)
Net loss attributable to common stockholders	(2,058)	(1,151)	(3,209)
Statement of Cash Flows Data
Net cash provided by operations	$5,579	$23	$5,602
Net cash used in investing activities	(138,640)	(15,621)	(154,261)
Net cash provided by financing activities	129,351	15,598	144,949
Net decrease in cash and cash equivalents	(3,710)	—	(3,710)

	Midway
	Period ended June 13, 2003
	Previously reported	Corrections	As restated
	(In thousands)
Statement of Operations Data
Other operating expenses	$65,629	$(3,428)	$62,201
Operating profit	7,452	3,428	10,880
Interest expense	(5,550)	(5,803)	(11,353)
Loss before income taxes	(4,181)	(2,375)	(6,556)
Provision for income taxes (benefit)	(1,986)	(1,153)	(3,139)
Net loss	(2,195)	(1,222)	(3,417)
Net loss attributable to common stockholders	(4,455)	(1,222)	(5,677)
Statement of Cash Flows Data
Net cash provided by operations	$12,299	$(323)	$11,976
Net cash used in investing activities	(11,137)	(2,606)	(13,743)
Net cash used in financing activities	(8,147)	2,929	(5,218)
Net decrease in cash and cash equivalents	(6,985)	—	(6,985)
	Midway
	Year ended October 27, 2002
	Previously reported	Corrections	As restated
	(In thousands)
Statement of Operations Data
Other operating expenses	$100,002	$(5,578)	$94,424
Operating profit	25,307	5,578	30,885
Interest expense	(9,786)	(9,526)	(19,312)
Income before income taxes	16,308	(3,948)	12,360
Provision for income taxes	5,779	(1,897)	3,882
Net income	10,529	(2,051)	8,478
Net income attributable to common stockholders	6,959	(2,051)	4,908
Statement of Cash Flows Data
Net cash provided by operations	$29,119	$(462)	$28,657
Net cash used in investing activities	(10,278)	—	(10,278)
Net cash used in financing activities	(8,388)	462	(7,926)
Net increase in cash and cash equivalents	10,453	—	10,453

        Please refer to Note 22 for the impact of the restatement on the Company's fiscal 2004 and 2003 quarterly financial data.

4.     Receivables, net

        Receivables, net consisted of the following:

	October 28, 2004	October 26, 2003
	(As restated)
	(In thousands)
Trade receivables	$5,373	$4,726
Construction receivables (Note 5)	2,359	—
Indemnification receivable (Notes 7 and 20)	3,382	—
Other receivables	975	878
Notes receivable	204	234
Allowance for doubtful accounts	(378)	(492)

Receivables, net	11,915	5,346
Less: long-term portion	—	122

Current portion	$11,915	$5,224

        Construction receivables represent amounts due from landlords for build-to-suit construction projects (Note 5).

        Activity in the allowance for doubtful accounts was as follows:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(In thousands)
Beginning of period	$492	$742	$552	$632
Bad debt expense	11	70	190	85
Write-offs	(125)	(320)	—	(165)

End of period	$378	$492	$742	$552

5.     Property and equipment and assets under deemed landlord financing liability

        Property and equipment consisted of the following:

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands)
Land	$5,634	$5,634
Buildings and improvements	40,242	34,303
Equipment	45,917	39,687
Construction in progress	6,225	3,650
Capitalized lease buildings	1,284	1,284
Impairment reserve	(1,101)	—

	98,201	84,558
Less: accumulated depreciation	(17,885)	(4,498)

Property and equipment, net	$80,316	$80,060

        Depreciation expense on property and equipment was $13.6 million, $4.8 million, $8.1 million, and $14.0 million during the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the year ended October 27, 2002, respectively.

        Assets under deemed landlord financing liability consisted of the following:

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands)
Land	$48,806	$48,806
Buildings and improvements	65,523	58,625
Construction in progress	2,025	514

	116,354	107,945
Less: accumulated depreciation	(6,012)	(1,631)

Assets under deemed landlord financing liability, net	$110,342	$106,314

        Depreciation expense on assets under deemed landlord financing liability was $4.4 million, $1.6 million, $2.4 million, and $3.8 million during the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the year ended October 27, 2002, respectively.

6.     Other assets, net

        Other assets, net consisted of the following:

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands)
Non-competition agreements	$2,030	$2,030
Deferred debt financing costs	7,877	6,814
Deferred lease payments	7,904	7,904
Deposits and miscellaneous financing costs	216	285

	18,027	17,033
Less: accumulated amortization	(4,264)	(1,978)

Other assets, net	$13,763	$15,055

        During fiscal 2004, deferred debt financing costs with a book value of $4.3 million were written off as a result of early extinguishment of debt associated with the April 2004 refinancing transactions (Notes 8 and 19). Also during fiscal 2004, deferred financing costs totaling $6.1 million were added associated with the debt incurred as a result with the April 2004 refinancing transactions (Note 8).

        The deferred lease payments asset was established at the date of the Company's purchase of Midway and represents the present value of the excess market rates in effect as of that date compared to the Company's lease payments on individual properties.

7.     Other accrued expenses

        Other accrued expenses consisted of the following:

	October 28, 2004	October 26, 2003
	(In thousands)
Legal settlements (Notes 4 and 20)	$6,775	$355
Insurance	4,372	3,659
Rent	1,611	1,656
Interest	729	1,322
Gift certificates and cards	891	490
Advertising	869	1,016
Reserve for closed/subleased locations (Note 16)	556	519
Miscellaneous	2,717	3,679

	$18,520	$12,696

        Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal, management and audit fees.

8.     Debt

        Long-term debt consisted of the following:

	October 28, 2004	October 26, 2003
	(In thousands)
10 1/2% Senior Unsecured Notes(1):	$126,530	$—
Amended and Restated Senior Secured Credit Facility(1):
Term loan	15,000	—
Revolving credit facility	1,350	—
Original Senior Secured Credit Facility(2):
Term A Loan	—	45,333
Term B Loan	—	41,860
Revolving credit facility	—	9,815
Subordinated debt(2)	—	45,413

Gross amount payable	142,880	142,421
Unamortized original issue discount on senior unsecured notes	(1,411)	—
Unamortized original issue discount on subordinated debt	—	(60)

	141,469	142,361
Less: current maturities	—	(8,920)

Long-term debt	$141,469	$133,441

(1)
The proceeds from these borrowings were used to repay the Company's existing debt and pay transaction related costs of approximately $8.0 million.

(2)
Midway's previous indebtedness was repaid on June 14, 2003, and VI Acquisition Corp.'s prior senior secured credit facility agreements were executed following the June acquisition.

        On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10 1/2% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. In August 2004, the Company's registration statement with the Securities and Exchange Commission on Form S-4 was declared effective and the senior unsecured notes and guarantees were exchanged for registered notes and guarantees having substantially the same terms and evidencing the same indebtedness. Interest is payable semi-annually on each April 15 and October 15 until maturity.

        Concurrently with the issuance of the 10 1/2% senior unsecured notes, the Company entered into an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of October 28, 2004, the Company had issued letters of credit aggregating $7.3 million and had $1.4 million of borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of October 28, 2004, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $21.3 million.

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

        The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10 1/2% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company's Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. On October 28, 2004, the Company was in compliance with these requirements.

        On June 14, 2003, the Company, along with various lending institutions, entered into a $90 million credit agreement (the "Original Senior Secured Credit Facility"), and a $45 million investment agreement for subordinated debt ("Subordinated Debt"). The Original Senior Secured Credit Facility consisted of Term A and B loans.

        Proceeds from the Original Senior Secured Credit Facility were used to finance the purchase of Midway on June 14, 2003. The Original Senior Secured Credit Facility also provided for a $25 million revolving credit facility, which could have been borrowed and repaid from time to time through the maturity date of June 12, 2008.

        Interest on the Original Senior Secured Credit Facility accrued at variable rates per annum equal to the base (higher of lender prime rate or Federal Funds Effective rate plus 0.50%) or Eurodollar rate plus the applicable margin with respect to Eurodollar rate ("LIBOR") loans as in effect from time to time. In addition, the Company was required to pay a commitment fee calculated by multiplying (a) the applicable commitment fee percentage (0.50% or 0.375%, depending on the leverage ratio) times (b) the average daily amount during each calendar quarter (or portion thereof).

        The interest rate on borrowings outstanding under the Original Senior Secured Credit Facility was 4.657% for the Term A Loan and 5.157% for the Term B Loan at October 26, 2003. Borrowings were collateralized by substantially all of the Company's property, rights and interests of the consolidated entities and the pledge by the Company, Midway and VICORP of all of the capital stock of their respective subsidiaries. This loan facility contained customary representations, warranties, and covenants, including financial covenants related to the maintenance of certain financial ratios and limitations on capital expenditures.

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

        On June 14, 2003, the Company also issued Subordinated Debt with a principal amount of $45 million, which was subordinated to the senior indebtedness and was accompanied by warrants for an aggregate of 95,745 shares of common stock and 0.06 shares of preferred stock. See Note 12 ("Stockholders' equity—VI Acquisition Corp.—Warrants") for further discussion. The discount was amortized to interest expense over the term of the Subordinated Debt. The proceeds from the issuance of the notes were used to finance, in part, the June 2003 purchase, and to pay related transaction fees and expenses. The principal amount of the notes was due in full on December 13, 2009, and accrued interest at a fixed annual rate of 16%. Subject to the terms of the Subordinated Debt, interest was to be paid in cash on a quarterly basis on each interest payment date (October 1, January 1, April 1 and July 1) at a fixed rate of 13% annually. On each interest payment date, the Company, at its option, could (a) make an additional cash payment to the holders of the Subordinated Debt in an amount equal to 3% annually of the principal outstanding under the note, (b) the then outstanding principal of the note could be increased by a payment-in-kind amount, or (c) pay a portion of the additional cash payment to the holders and accrue to the holders a portion of the payment-in-kind amount equal to 3% annually of the principal outstanding under the notes. This facility also contained covenants customary in lending transactions of this type.

        The Company incurred $26.8 million, $9.7 million, $11.4 million and $19.3 million of interest charges during the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively. Of these amounts, $193,000, $23,000, $92,000 and $0 was capitalized in the fiscal year ended October 28, 2004, periods ended October 26, 2003 and June 13, 2003, and the fiscal year ended October 27, 2002, respectively.

        Excluding capitalized lease obligations (Note 10), the aggregate maturities of long-term debt obligations for the five years following October 28, 2004 are:

(In thousands)
2005	$—
2006	—
2007	—
2008	—
2009	16,350
2010 and thereafter	126,530

$142,880

        The estimated fair value of the Company's long-term debt (excluding capitalized lease obligations) was approximately $142.2 million at October 28, 2004. The Company believes that the carrying value of debt balances under its Senior Secured Credit Facility approximates fair value because of its variable interest feature and the difference between the estimated fair value of long-term debt compared to its historical cost reported in the consolidated balance sheets at October 28, 2004 relates primarily to market quotations for the 10 1/2% Senior Unsecured Notes.

9.     Deemed landlord financing liability

        The agreements related to the Company's deemed landlord financing liability generally contain an initial term of 15 or 20 years plus renewal options and also require payment of property taxes, maintenance, insurance and utilities.

        The following summarizes future minimum payments under the Company's agreements related to the deemed landlord financing liability having an initial or remaining non-cancelable term of one year or more as of October 28, 2004 (as restated):

(In thousands)
2005	$12,077
2006	12,192
2007	12,280
2008	12,382
2009	12,480
2010 and thereafter	239,815

301,226
Less: amount representing imputed interest	(186,556)

Present value of minimum payments	$114,670

        During the period ended June 13, 2003, the Company completed two sale-leaseback transactions of real estate related to restaurant properties. The Company received $2.6 million in proceeds. In connection with the purchase transaction on June 14, 2003, the Company completed a sale-leaseback transaction of real estate related to ten restaurant properties. The Company received $13.9 million in proceeds. In October 2003, the Company completed an additional sale-leaseback transaction of real estate related to a restaurant property. The Company received $1.3 million in proceeds. Each of the aforementioned sale-leaseback transactions were recorded under the financing method (Note 2) due to deemed continuing involvement with the buyer-lessor.

        The imputed interest rates on the deemed landlord financing liability ranged from 9.0% to 11.5%. Imputed interest expense on the deemed landlord financing liability totaled $11.8 million, $4.4 million, $6.1 million and $9.8 million during the fiscal year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the fiscal year ended October 27, 2002, respectively.

10.   Leases

        The Company is the prime lessee under various land, building, and equipment leases for Company-operated and franchised restaurants, pie production facilities and other locations. The leases have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. Many leases contain purchase options at the end of the lease term and escalation clauses, either predetermined or based upon inflation. When predetermined escalation clauses are present, the Company recognizes rental expense on the straight-line basis. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rentals"). Contingent rentals are accrued each accounting period as the liabilities are incurred utilizing prorated periodic sales targets. Under most leases, the Company is responsible for occupancy costs including taxes, insurance and maintenance. Subleases to franchisees and others generally provide for similar terms as the prime lease and an obligation for occupancy costs.

        The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of October 28, 2004:

	Capital leases	Operating leases	Lease and sublease income
	(As restated)	(As restated)	(As restated)
	(In thousands)
2005	$241	$15,627	$820
2006	79	14,119	567
2007	74	11,807	479
2008	66	9,543	330
2009	37	8,311	139
2010 and thereafter	65	44,008	488

Total minimum lease payments	562	$103,415	$2,823

Less: amount representing interest	(113)

Present value of minimum lease payments	449
Less: current maturities of capitalized lease obligations	(201)

Capitalized lease obligations	$248

        Six of our leased properties are subject to capital lease obligations. These capital leases have expiration dates ranging from December 2004 to January 2025. Implicit interest rates range from 9.7% to 14.0% on capital leases.

        Net rental expense consisted of the following:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Restaurant land and buildings:
Minimum rentals	$17,944	$6,316	$9,243	$13,756
Contingent rentals	2,061	704	1,368	2,286
Equipment	437	202	314	266

Gross rental expense	20,442	7,222	10,925	16,308
Less: lease and sublease rental income	(1,458)	(596)	(1,054)	(1,994)

Net rental expense	$18,984	$6,626	$9,871	$14,314

11.   Other noncurrent liabilities

        Other noncurrent liabilities and credits consisted of the following:

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands)
Reserve for closed/subleased properties (Note 16)	$714	$1,243
Deferred straight-line rent payable	1,354	348
Insurance	4,477	3,648
Landlord incentive	466	247
Other	46	124

	$7,057	$5,610

12.   Stockholders' equity—VI Acquisition Corp.

Preferred stock

        The VI Acquisition Corp. Series A preferred stock has a par value of $0.0001 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Series A preferred stock accrue cumulatively on a daily basis at a fixed rate of 10% and are payable upon liquidation or redemption. Accrued dividends were approximately $7.7 million and $2.6 million at October 28, 2004 and October 26, 2003, respectively. Holders of the Series A preferred stock have no voting rights in relation to matters of the Company.

Common stock

        VI Acquisition Corp. common stock has a par value of $0.0001 per share and each holder of common stock is entitled to one vote for each share of common stock.

Mezzanine and collateralized securities

        On June 13, 2003, the Company issued shares of both common stock and Series A preferred stock to a member of management. Indebtedness incurred by the shareholder totaling $590,000 to purchase these shares was guaranteed by a letter of credit totaling $600,000 obtained by the Company. As the Company had a potential obligation under this arrangement, the potential obligation was reflected outside the stockholders' equity section in the October 26, 2003 consolidated balance sheet. 52,800 common shares, or $52,800, and 547.2 preferred shares, or $547,200, were classified in this manner. The amounts were reclassified to stockholders' equity in fiscal 2004 as a result of the repayment of the loan by the member of management.

        Certain members of management have purchased shares of the Company's common and preferred stock, and those shares are subject to a put by the holder upon the death of the holder. Since the put feature is at the option of the holders' estate but is not mandatory, these shares have been classified as mezzanine equities. These shares have resulted in common mezzanine equity of 35,248 shares, or $35,248, and preferred mezzanine equity of 1,027.85 shares, or $1,028,000.

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

13.   Stockholders' equity—Midway Investors Holdings Inc.

Preferred stock

        The Midway Class A preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Class A preferred stock accrued cumulatively on a daily basis at a fixed annual rate of 8.94% through April 30, 2004, and 11.34% thereafter, and were payable upon liquidation or redemption. Accrued dividends were approximately $3.4 million at June 13, 2003. The Class A preferred stock was redeemable in cash, at Midway's option, to all holders on a pro-rata basis. Holders of the Class A preferred stock had no voting rights in relation to matters of the Company.

        In connection with the issuance of the Subordinated Debt on May 14, 2001, Midway issued 2,005.7 additional shares of Class A preferred stock, which were subject to certain put and call provisions (the "Redeemable Preferred Stock"). Under the terms of the Redeemable Preferred Stock, holders could require Midway to redeem their shares on the earliest of (i) May 14, 2006, (ii) a change in control, (iii) acceleration of the Subordinated Debt, (iv) noncompliance of covenants in the Subordinated Debt agreement, or (v) the undertaking of Midway in a fundamental asset transaction. Midway was also entitled to purchase all of the Redeemable Preferred Stock at any time between May 14, 2007 and the date of an initial public offering. The shares were to be redeemed at the accumulated liquidation value.

        The Midway Class B preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and was convertible into an equal number of shares of Class A preferred stock. Dividends on the Class B Preferred Stock accrued cumulatively on a daily basis at a fixed annual rate of 8.94% through April 30, 2004, and 11.34% thereafter, and were payable exclusively by issuance of a payment-in-kind dividend of Class C preferred stock on the last day of each fiscal quarter. Fractional shares of Class C preferred stock could be issued in connection with any payment-in-kind dividend. The Class B preferred stock was redeemable in cash, at Midway's option, to all holders of the preferred shares on a pro-rata basis. Holders of the Class B preferred stock had no voting rights in relation to matters of the Company.

        The Class C preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share. The Class C preferred stock was redeemable in cash, at Midway's option, to all holders of the preferred shares on a pro-rata basis. Holders of the Class C preferred stock had no voting rights in relation to matters of the Company.

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

Warrants

        In connection with the issuance of the Midway Subordinated Debt, Midway issued common stock purchase warrants entitling the holders to purchase from Midway at any time prior to May 14, 2011, an aggregate of 1,063.7 shares of Class B common stock for an exercise price of $0.01 per share. See also Note 8 related to the accretion of this amount as a discount to the Subordinated Debt.

        During the period of October 27, 2002 through June 13, 2003, the Company issued an additional 118.18 warrants with a value of $129,000. The warrants were issued in accordance with the antidilution provision in the warrant agreement following the grant of additional employee stock options on October 28, 2002. All warrants of Midway were exercised on June 13, 2003.

14.   Stock option and incentive program

        On October 28, 2002, Midway's Board of Directors authorized the issuance of options to certain key management personnel to purchase 550.5 shares of Class B common stock for an exercise price of $100 per share. It was determined that the market price of the Class B common stock at the date of grant was in excess of $100 per share and thus deferred compensation expense of $1.8 million was accrued based upon the difference in the market price, as determined by the Board of Directors, and the exercise price. This charge was amortized into expense over the vesting period of the options and, during the period ended June 13, 2003, the Company recorded compensation expense of $523,000. At June 13, 2003, all outstanding options became fully vested as a result of the change in control and were exercised as a component of the acquisition of Midway by VI Acquisition Corp.

        Information regarding activity for stock options exercisable for shares of Class B common stock outstanding under Midway's stock option plan is as follows:

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

15.   Employee benefit plans

        The Company maintains the VICORP Restaurants, Inc. Employees' 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees meeting a 1,000 hour service requirement are eligible to participate. During the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, and the year ended October 27, 2002, the Company recorded expense of $587,000, $232,000, $406,000 and $593,000, respectively, for its 401(k) contributions.

16.   Asset impairments, asset disposals and related costs

        During the fiscal year ended October 28, 2004, the Company recorded a $1.1 million pretax impairment charge related to the write-down of assets for 11 restaurant locations, 10 of which will continue to be operated and one which is closed. Management assessed various factors relevant to the assets, including projected negative cash flows, and concluded the historical performance trends at the operating locations were unlikely to improve materially. Therefore an impairment charge was recognized to reduce the carrying value of the assets to fair market value, which was estimated based upon management's historical experience associated with such assets.

        As of October 28, 2004 and October 26, 2003, the Company had recorded a reserve for closed/subleased restaurant locations (Notes 7 and 11) of approximately $1.3 million and $1.8 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the eight restaurant locations to which this reserve relates, four of the leases will terminate during the Company's fiscal year ending November 3, 2005. Six of such locations were subleased as of October 28, 2004.

        The following summarizes the activities that occurred in the Company's reserve for closed/subleased restaurant locations during the year ended October 28, 2004, the periods ended October 26, 2003 and June 13, 2003 and the year ended October 27, 2002, respectively:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(In thousands)
Beginning of period	$1,762	$2,005	$2,042	$2,334
Additions	65	—	—	—
Payments	(557)	(243)	(37)	(292)

End of period	$1,270	$1,762	$2,005	$2,042

17.   Income taxes

        The total provisions for income tax expense (benefit) consisted of the following:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Current:
Federal	$1,394	$458	$(996)	$2,641
State	853	(47)	(327)	990

	2,247	411	(1,323)	3,631
Deferred:
Federal	(4,394)	(1,548)	(1,289)	136
State	(765)	(98)	(527)	115

	(5,159)	(1,646)	(1,816)	251

Provision for income taxes (benefit)	$(2,912)	$(1,235)	$(3,139)	$3,882

        The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):

	VI Acquisition				Midway
	Year ended October 28, 2004		Period ended October 26, 2003		Period ended June 13, 2003		Year ended October 27, 2002
	(As restated)		(As restated)		(As restated)		(As restated)
	(In thousands)
Income tax provision computed at statutory federal income tax rates	(1,903)	35%	(636)	35%	(2,295)	35%	4,326	35%
FICA tip tax credit	(1,049)	19%	(395)	22%	(634)	10%	(973)	-8%
Non-deductible costs	18	0%	(41)	2%	623	-10%	—	0%
State income tax provision, net of federal benefit	58	-1%	(94)	5%	(556)	8%	719	6%
Other, net	(36)	1%	(69)	4%	(277)	4%	(190)	-2%

Income tax expense (benefit)	(2,912)	54%	(1,235)	68%	(3,139)	48%	3,882	31%

        The components of the net deferred tax assets (liabilities) were as follows:

	October 28, 2004	October 26, 2003
	(As restated)	(As restated)
	(In thousands)
FICA tax credit carryforwards	$11,820	$10,510
Alternative minimum tax credit carryforwards	3,366	3,366
Accrued insurance claims not yet deductible	3,347	2,719
Property and equipment	4,867	5,839
Investment	2,760	2,760
Other	3,146	2,196

	29,306	27,390
Valuation allowance	(2,760)	(2,760)

Deferred tax assets, net of valuation allowance	26,546	24,630
Trademarks	(17,090)	(17,035)
Franchise rights	(4,557)	(4,778)
Leasing/financing transactions	(1,526)	(4,603)
Other	(60)	(60)

Deferred tax liabilities	(23,233)	(26,476)

Net deferred tax assets (liabilities)	3,313	(1,846)

Deferred income taxes, short-term	4,673	2,164

Deferred income taxes, long-term	$(1,360)	$(4,010)

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

        Approximately $9.6 million of the FICA tip credit carryforwards were generated prior to the Company's acquisition in June 2003 and are subject to an annual use limitation of approximately $0.7 million. Of these credit carryforwards, $5.5 million may be carried forward up to 15 years with expirations in 2009 through 2013 and $4.1 million may be carried forward up to 20 years with expirations in 2019 through 2023. The remaining $2.2 million of FICA tip credit carryforwards were generated post-acquisition, are not subject to annual limitations and will expire in 2023 and 2024. Management believes that, based upon past historical and forecasted future taxable income, it is more likely than not that these carryforwards will be fully utilized before expiration. Annual taxable income of approximately $6.0 million would be necessary to fully utilize the credit carryforwards. Estimated taxable income for the fiscal year ended October 28, 2004 was $5.0 million and included approximately $6.9 million of taxable expense related to debt extinguishment costs (Note 19).

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

18.   Hedging activities

        Effective October 27, 2003, the Company entered into an interest rate swap agreement to manage its cash flows associated with the interest payable under the variable component of its prior senior secured credit agreement. The swap agreement had an original notional amount of $35 million. The contract was scheduled to expire October 27, 2006 and the interest rate was fixed at 2.686%. In connection with the debt refinancing transaction on April 14, 2004 (Note 8), the outstanding derivative obligations were settled for $0.2 million. The Company held no derivative instruments as of October 28, 2004 and October 26, 2003.

19.   Transaction and debt extinguishment expenses

        The Company incurred various expenses directly related to the acquisitions of the predecessor companies (Note 1). The components of the transaction expenses and debt extinguishment costs were as follows:

	VI Acquisition		Midway
	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003	Year ended October 27, 2002
	(In thousands)
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

20.   Commitments and contingencies

Insurance reserves

        The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers' compensation, general liabiliaty and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company's estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. As of October 28, 2004, the Company had placed letters of credit totaling approximately $7.3 million, primarily associated with its insurance programs.

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

        The Company is currently a defendant in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The complaints allege that the Company violated California law with regard to rest and meal periods, bonus payment calculations (in the October 2003 complaint), overtime payments (in the May 2004 complaint) and California law regarding unfair business practices. The classes and subclasses alleged in the actions have not been certified by the respective courts at the current stages of the litigation, but generally are claimed in the 2003 complaint to include persons who have been employed by the Company in California since October 17, 1999 in the positions of food server, restaurant general manager and assistant restaurant manager, and generally are claimed in the 2004 complaint to include persons who have been employed by the Company in California since May 21, 2000 in the positions of restaurant general manager and restaurant associate manager. No dollar amount in damages is requested in either complaint, and the complaints seek statutory damages, compensatory damages, interest and attorneys' fees in unspecified amounts.

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

        While the Company believes that its claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that it will prevail, in the event the Company does not fully prevail on its indemnification claims, management estimates that the Company's maximum exposure under the settlement agreements is the $3.2 million amount reserved. A receivable of $3.4 million (Note 4) was recorded at October 28, 2004 for the difference between the aggregate amount of the settlement and the Company's estimated exposure.

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

21.   Related party transactions

        On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company. Under terms of the agreement, the Company pays a total annual fee of $850,000 to the partnerships. In connection with the April 14, 2004 debt refinancing (Note 8), the Company also paid an additional $309,000 in fees to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P., which represented a deferral of a portion of the transaction fee payable to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. in connection with the June 2003 acquisition (Note 1). Total management fees paid to Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. totaled $1,088,000 and $315,000 for the fiscal year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003, respectively. Total management fee expense for the fiscal year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003 was $1,159,000 and $315,000, respectively. As of October 28, 2004 and October 26, 2003, $275,000 and $204,000 of such management fees were accrued but unpaid (Note 7).

        The Company previously had obtained a letter of credit which was required to secure the personal loan of a member of management. The proceeds under this arrangement were used by the individual to participate in the acquisition of the Company's stock (Note 12). The Company assumed fees associated with this letter of credit in the amount of approximately $8,000. The loan was paid in full in February 2004.

        On May 14, 2001, the Company entered into management fee agreements with Goldner, Hawn, Johnson & Morrison, a Minnesota corporation, and Second Capital Corporation of Boston ("Second Capital"), a Massachusetts corporation, whereby certain management, financial and other consulting services would be provided to the Company's predecessor. Under the terms of the agreement, the Company paid a total annual fee of $1.0 million to Goldner Hawn and Second Capital. Management fees totaled approximately $575,000, and $1.0 million for the period from October 28, 2002 through June 13, 2003 and for the fiscal year ended October 27, 2002, respectively. This agreement terminated on June 13, 2003.

22.   Quarterly financial data (unaudited)

        The Company's quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows:

	Quarter ended(c)
Fiscal 2004	January 22, 2004	April 15, 2004	July 8, 2004	October 28, 2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Revenues	$100,594	$93,125	$90,123	$115,882
Litigation settlement	—	—	—	3,168
Transaction costs	22	23	—	80
Impairment expense(d)	—	22	—	1,079
Operating profit(d)	8,984	7,017	7,492	4,191
Debt extinguishment costs	—	6,856	—	—
Net income (loss)(d)	2,043	(3,663)	973	(1,878)
	Quarter ended(c)
Fiscal 2003	January 19, 2003(a)	April 13, 2003(a)	July 6, 2003(b)	October 26, 2003
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Revenues	$93,585	$87,296	$90,589	$115,747
Transaction costs	100	372	9,046	1,144
Impairment expense	—	—	96	—
Operating profit(e)	9,311	4,393	(624)	5,555
Debt extinguishment costs	—	—	6,516	—
Net income (loss)(e)	3,269	241	(6,249)	(1,260)

(a)
The quarters ended January 19, 2003 and April 13, 2003 represent financial results of our predecessor company, Midway (Note 1).

(b)
The quarter ended July 6, 2003 is combined with financial results of our predecessor company, Midway (Note 1), as follows:

	Midway	VI Acquisition	Combined
	June 13, 2003	July 6, 2003	July 6, 2003
	(As restated)	(As restated)	(As restated)
	(In thousands)
Revenues	$65,724	$24,865	$90,589
Transaction costs	8,964	82	9,046
Impairment expense	96	—	96
Operating profit(e)	(2,824)	2,200	(624)
Debt extinguishment costs	6,516	—	6,516
Net income (loss)(e)	(6,927)	678	(6,249)
(c)
The Company's first, second and third quarters generally consist of twelve weeks each and the fourth quarter consists of sixteen weeks. However, the first quarter of fiscal 2004 included an additional four days due to a change made to end fiscal quarters on a Thursday rather than a Sunday (Note 1).

(d)
As discussed in Note 3, the consolidated statements of operations have been restated to correct for certain accounting errors related to lease accounting policies and practices. The effect of the restatement on impairment expense was a $0.5 million increase for the quarter ended October 28, 2004 and an increase in operating profit of $1.6 million, $1.5 million, $1.5 million and $1.3 million for the quarters ended January 22, 2004, April 15, 2004, July 8, 2004 and October 28, 2004, respectively. The effect of the restatement on net income was a decrease of $0.7 million, $0.6 million, $0.7 million and $1.2 million for the quarters ended January 22, 2004, April 15, 2004, July 8, 2004 and October 28, 2004, respectively.

(e)
As discussed in Note 3, the consolidated statements of operations have been restated to correct for certain accounting errors related to lease accounting policies and practices. The effect of the restatement on operating profit was an increase of $1.3 million, $1.4 million, $1.3 million and $1.7 million for the quarters ended January 19, 2003, April 13, 2003, July 6, 2003 and October 26, 2003, respectively. The effect of the restatement on operating profit was an increase of $0.8 million and $0.5 million for the periods ended June 13, 2003 and July 6, 2003, respectively. The effect of the restatement on net income was a decrease of $0.7 million, $0.5 million, $0.3 million and $0.9 million for the quarters ended January 19, 2003, April 13, 2003, July 6, 2003 and October 26, 2003, respectively. The effect of the restatement on net income was a decrease of $0.0 million and $0.3 million for the periods ended June 13, 2003 and July 6, 2003, respectively.