Form 10-Q
period 2005-04-21
VICORP RESTAURANTS INC
filed 2005-05-27
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2005

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

Yes ☐  No ☒

Number of shares of Common Stock, $.0001 par value, outstanding at May 25, 2005: 1,427,602, excluding treasury shares.

VICORP RESTAURANTS, INC.

Form 10-Q

April 21, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of April 21, 2005 and October 28, 2004 (As restated)

Consolidated Statements of Operations for the 84 days ended April 21, 2005 and April 15, 2004 (As restated) and the 175 days ended April 21, 2005 and the 172 days ended April 15, 2004 (As restated)

Consolidated Statements of Cash Flows for the 175 days ended April 21, 2005 and the 172 days ended April 15, 2004 (As restated)

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	April 21, 2005	October 28, 2004
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$8,930	$1,332
Receivables, net	8,910	11,915
Inventories	9,295	12,245
Deferred income taxes, short-term	4,914	4,673
Prepaid expenses and other current assets	3,230	3,432
Income tax receivable	273	270
Total current assets	35,552	33,867
Property and equipment, net	79,508	80,316
Assets under deemed landlord financing liability, net	111,366	110,342
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	11,084	11,358
Other assets, net	12,451	13,763
Total assets	$384,442	$384,127

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$127	$201
Cash overdraft	—	3,190
Accounts payable	11,106	13,174
Accrued compensation	7,046	7,138
Accrued taxes	9,194	7,992
Other accrued expenses	18,955	18,520
Total current liabilities	46,428	50,215
Long-term debt	140,220	141,469
Capitalized lease obligations	224	248
Deemed landlord financing liability	116,183	114,670
Deferred income taxes, long-term	556	1,360
Other noncurrent liabilities	8,998	7,057
Total liabilities	312,609	315,019

Commitments and contingencies

Stock subject to repurchase	1,063	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,659 shares issued and outstanding at April 21, 2005 and October 28, 2004 (aggregate liquidation preference of $81,040 and $78,846, respectively)	83,997	80,022
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,386,552 shares issued and outstanding at April 21, 2005 and October 28, 2004	—	—
Paid-in capital	2,426	2,426
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at April 21, 2005 and October 28, 2004	(1,004)	(1,004)
Accumulated deficit	(14,649)	(13,399)
Total stockholders’ equity	70,770	68,045
Total liabilities and stockholders’ equity	$384,442	$384,127

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	84 Days Ended	84 Days Ended	175 Days Ended	172 Days Ended
	April 21,	April 15,	April 21,	April 15,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	$92,339	$91,963	$196,862	$191,389
Franchise operations	1,191	1,162	2,420	2,330
	93,530	93,125	199,282	193,719
Costs and expenses:
Restaurant costs:
Food	24,394	24,799	52,605	52,096
Labor	30,042	29,491	62,282	60,298
Other operating expenses	25,336	25,027	53,102	51,562
Franchise operating expenses	521	541	1,032	1,093
General and administrative expenses	6,271	5,699	12,878	11,900
Transaction expenses	—	23	15	45
Management fees	196	506	392	702
Asset impairment	—	22	—	22
	86,760	86,108	182,306	177,718
Operating profit	6,770	7,017	16,976	16,001
Interest expense	(6,476)	(5,899)	(13,454)	(12,105)
Debt extinguishment costs	—	(6,856)	—	(6,856)
Other income, net	138	27	226	50
Income (loss) before income taxes	432	(5,711)	3,748	(2,910)
Provision for income taxes (benefit)	(24)	(2,048)	1,023	(1,290)
Net income (loss)	456	(3,663)	2,725	(1,620)
Preferred stock dividends and accretion	(1,928)	(1,711)	(3,975)	(3,466)
Net loss attributable to common stockholders	$(1,472)	$(5,374)	$(1,250)	$(5,086)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	175 Days Ended	172 Days Ended
	April 21,	April 15,
	2005	2004
		(As restated)
Operating activities:
Net income (loss)	$2,725	$(1,620)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,000	8,608
Amortization of financing costs and original issue discounts	579	469
Loss on disposition of assets	22	85
Deferred finance charge write-off	—	4,288
Deferred income tax expense	(1,045)	(2,116)
Interest on warrants	—	88
Changes in operating assets and liabilities:
Receivables, net	1,125	1,564
Inventories	2,950	2,491
Cash overdraft	(3,190)	(4,866)
Accounts payable	(2,068)	(1,235)
Accrued compensation	(92)	(40)
Other current assets and liabilities	2,166	1,278
Other noncurrent assets and liabilities	2,256	1,686
Net cash provided by operating activities	14,428	10,680
Investing activities:
Purchase of property and equipment	(5,856)	(5,931)
Purchase of assets under deemed landlord financing liability	(2,977)	(680)
Proceeds from disposition of property	58	72
Collection of notes receivable	196	15
Other	—	(78)
Net cash used in investing activities	(8,579)	(6,602)
Financing activities:
Payments of debt and capital lease obligations	(9,048)	(160,784)
Proceeds from issuance of debt	7,600	158,236
Proceeds from deemed landlord financing	3,197	395
Net proceeds from issuance of preferred stock and common stock	—	264
Debt issuance costs	—	(5,401)
Repurchase of shares	—	(4)
Net cash provided by (used in) financing activities	1,749	(7,294)
Increase (decrease) in cash and cash equivalents	7,598	(3,216)
Cash and cash equivalents at beginning of period	1,332	5,326
Cash and cash equivalents at end of period	$8,930	$2,110

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$13,303	$6,315
Income taxes	2,076	878

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

April 21, 2005

(Unaudited)

1.  Description of the Business and Basis of Presentation

Description of Business

VI Acquisition Corp. (the “Company” or “VI Acquisition”), a Delaware corporation, was organized in June 2003 by Wind Point Partners and other co-investors.  VICORP Restaurants, Inc. (“VICORP”) and its subsidiaries are wholly-owned by VI Acquisition Corp.  As a holding company, VI Acquisition Corp. does not have any independent operations and, consequently, its consolidated statements of operations are substantially equivalent to those of VICORP.

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name.  At April 21, 2005, the Company operated 274 Company-owned restaurants in 15 states.  Of the Company-owned restaurants, 148 are Bakers Square restaurants and 126 are Village Inn restaurants, with an additional 103 franchised Village Inn restaurants in 19 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the 175-day period ended April 21, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2005.  The consolidated balance sheet at October 28, 2004, as restated, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended October 28, 2004 included in our Annual Report on Form 10-K, which was amended on May 18, 2005 for the restatement of previously issued financial statements (see Note 2).

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which replaces the prior SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for the Company on November 4, 2005 (the first quarter of the Company’s fiscal 2006), and while the Company is still evaluating the impact of adopting SFAS No. 123R, the Company does not believe such adoption will have a material impact on its consolidated financial statements because of the minimal number of stock options outstanding.

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

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first two quarters of fiscal 2005 and fiscal 2004 consisted of 175 and 172 days, respectively, reflecting the difference in duration of the first quarter of those years.  The second, third and fourth quarters of fiscal 2005 and fiscal 2004 are the same in duration.  Fiscal 2005 will consist of 53 weeks, or 371 total days, while fiscal 2004 consisted of 52 weeks and four days, or 368 total days.

2.   Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors primarily as a result of a review of its lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under GAAP:

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

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $1,042,000 for the 84-day period ended April 15, 2004.  The correcting entries consisted of a $1,563,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,646,000 increase in interest expense.

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $2,096,000 for the 172-day period ended April 15, 2004.  The correcting entries consisted of a $3,288,000 decrease in other operating expenses, an $82,000 decrease in franchise operating expenses and a $5,466,000 increase in interest expense.

(ii)                              Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  The Company did not appropriately straight-line its rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods.   The net impact to correctly straight-line rents resulted in increased loss before income taxes of $126,000 and $257,000 for the 84-day and 172-day periods ended April 15, 2004, respectively.

(iii)                          Understated Depreciation and Amortization Expense

The Company generally has historically depreciated its buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of the Company’s depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The net impact of the correction of our leasehold improvement depreciable lives resulted in increased loss before income taxes of $10,000 and $29,000 for the 84-day and 172-day periods ended April 15, 2004, respectively.

(iv)                            Understated Interest Expense on Preferred Stock Warrant Accretion

The Company also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of the Company’s June 2003 purchase.  For the 84-day and 172-day periods ended April 15, 2004, additional interest expense of $44,000 and $88,000, respectively, was recorded as a result of the correction of this error, respectively.

(v)                                Accounting for Income Taxes

In addition to the impact on the Company’s income tax provision resulting from the accounting corrections discussed above, the Company determined that its accounting for income taxes related to our purchase business combinations was not correct.  Under FASB SFAS No. 109, “Accounting for Income Taxes,” companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes).  The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations.  In both the Company’s 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected.  The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill.  The impact of the corrections decreased the Company’s provision for income taxes by $656,000 and $1,157,000 for the 84-day and 172-day periods ended April 15, 2004, respectively.

The collective impact of these restatements on the Company’s consolidated financial statements are summarized below (in thousands):

	As of October 28, 2004
	Previously
	reported	Corrections	As restated
	(Unaudited)
Balance Sheet Data
Receivables, net	$13,676	$(1,761)	$11,915
Deferred income taxes, short-term	2,463	2,210	4,673
Total current assets	33,418	449	33,867
Property and equipment, net	84,785	(4,469)	80,316
Assets under deemed landlord financing liability, net	—	110,342	110,342
Build-to-suit construction-in-progress	6,258	(6,258)	—
Deferred income taxes, long-term	22,636	(22,636)	—
Goodwill	82,843	9,038	91,881
Other assets, net	6,482	7,281	13,763
Total assets	290,380	93,747	384,127

Current maturities of long-term debt and capitalized lease obligations	258	(57)	201
Accounts payable	12,865	309	13,174
Current liabilities	49,963	252	50,215
Capitalized lease obligations	3,490	(3,242)	248
Deemed landlord financing liability	—	114,670	114,670
Build-to-suit liability	6,258	(6,258)	—
Deferred income taxes, long-term	—	1,360	1,360
Other non-current liabilities	15,871	(8,814)	7,057
Total liabilities	217,051	97,968	315,019
Preferred stock	79,769	253	80,022
Accumulated deficit	(8,925)	(4,474)	(13,399)
Total stockholders’ equity	72,266	(4,221)	68,045
Total liabilities and stockholders’ equity	290,380	93,747	384,127

	84 Days Ended April 15, 2004
	Previously
	Reported	Corrections	As restated
	(Unaudited)
Statement of Operations Data
Other operating expenses	$26,454	$(1,427)	$25,027
Franchise operating expenses	582	(41)	541
Operating profit	5,549	1,468	7,017
Interest expense	(3,209)	(2,690)	(5,899)
Loss before income taxes	(4,489)	(1,222)	(5,711)
Provision for income taxes	(1,392)	(656)	(2,048)
Net loss	(3,097)	(566)	(3,663)
Net loss attributable to common shareholders	(4,808)	(566)	(5,374)

	172 Days Ended April 15, 2004
	Previously
	Reported	Corrections	As restated
	(Unaudited)
Statement of Operations Data
Other operating expenses	$54,564	$(3,002)	$51,562
Franchise operating expenses	1,175	(82)	1,093
Operating profit	12,917	3,084	16,001
Interest expense	(6,551)	(5,554)	(12,105)
Loss before income taxes	(440)	(2,470)	(2,910)

Provision for income taxes	(133)	(1,157)	(1,290)
Net loss	(307)	(1,313)	(1,620)
Net loss attributable to common shareholders	(3,773)	(1,313)	(5,086)

Statement of Cash Flows Data
Net cash provided by operations	$10,967	$(287)	$10,680
Net cash used in investing activities	(6,473)	(129)	(6,602)
Net cash used in financing activities	(7,710)	416	(7,294)
Net increase in cash and cash equivalents	(3,216)	—	(3,216)

The Company restated its annual consolidated financial statements with the filing of an amended Annual Report on Form 10-K with the SEC for the fiscal year ended October 28, 2004.

3.   Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies.  Inventories consisted of the following (in thousands):

	April 21,	October 28,
	2005	2004
Inventories at pie production facilities and third-party storage locations:
Raw materials	$4,029	$4,353
Finished goods	2,182	4,717
	6,211	9,070
Restaurant inventories	3,084	3,175
	$9,295	$12,245

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

The Company has an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of April 21, 2005, the Company had issued letters of credit aggregating $6.6 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of April 21, 2005, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $23.4 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement.  At April 21, 2005, the interest rates were 6.1% for term loan borrowings.  Both facilities are secured by a lien on all of the assets of VICORP, and guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions,  the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On April 21, 2005, the Company was in compliance with these requirements.

5.   Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  As of April 21, 2005, the Company had recorded an insurance reserve liability of $10.3 million and had placed letters of credit totaling approximately $6.6 million, primarily associated with its insurance programs.

Litigation and tax contingencies

From time-to-time, the Company has been involved in various lawsuits and claims arising from the conduct of its business. Such lawsuits typically involve claims from customers and others related to operational issues and complaints and allegations from former and current employees. These matters are believed to be common for restaurant businesses. Additionally, the Company has been party to various assessments of taxes, penalties and interest from federal and state agencies.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

While the Company believes that its claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that it will prevail, in the event the Company does not fully prevail on its indemnification claims, management estimates that the Company’s maximum exposure under the settlement agreements is $3.2 million. During the fourth quarter of fiscal 2004, the Company established a reserve of $3.2 million in connection with the proposed settlement of these class action lawsuits.  A receivable of $3.4 million was reflected at both January 27, 2005 and October 28, 2004 on the Company’s consolidated balance sheets for the difference between the aggregate amount of the settlement and the Company’s estimated exposure.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.5 million as of April 21, 2005.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $8.1 million as of April 21, 2005.

6.   Other accrued expenses and other noncurrent liabilities

Other accrued expenses consisted of the following (in thousands):

	April 21, 2005	October 28, 2004
Legal settlements	$7,076	$6,775
Insurance	4,635	4,372
Rent	977	1,611
Interest	443	729
Gift certificates and cards	1,566	891
Advertising	649	869
Reserve for closed/subleased locations	428	556
Miscellaneous	3,181	2,717
	$18,955	$18,520

Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal, management and audit fees.

Other noncurrent liabilities consisted of the following (in thousands):

	April 21, 2005	October 28, 2004
		(As restated)
Reserve for closed/subleased properties	$690	$714
Deferred straight-line rent payable	1,772	1,354
Insurance	5,674	4,477
Landlord incentive	839	466
Other	23	46
	$8,998	$7,057

7.   Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. (collectively “Wind Point”), whereby certain management, financial and other consulting services would be provided to the Company.  Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000.  In connection with the April 14, 2004 debt refinancing (Note 4), the Company also paid an additional $309,000 in fees to Wind Point, which represented a deferral of a portion of the transaction fee payable to Wind Point in connection with the June 2003 acquisition.  Management fees expensed under this agreement totaled approximately $196,000 and $506,000 during the 84 day periods ended April 21, 2005 and April 15, 2004, respectively, and $392,000 and $702,000 during the 175 day and 172 day periods ended April 21, 2005 and April 15, 2004, respectively.  Management fees paid to Wind Point under this agreement totaled $213,000 and $142,000 during the 84 day periods ended April 21, 2005 and April 15, 2004, respectively, and $426,000 and $664,000 during the 175 day and 172 day periods ended April 21, 2005 and April 15, 2004, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include all matters that are not historical facts.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report.  See the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended October 28, 2004 for a discussion of some of the factors that may affect the Company and its operations.  Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods.  Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 377 restaurants in 25 states as of April 21, 2005, consisting of 274 company-operated restaurants and 103 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

	175 Days Ended	172 Days Ended
(Units)	April 21, 2005	April 15, 2004
Village Inn company-operated restaurants:
Beginning of period	121	118
Openings	5	2
Closings	—	(1)
End of period	126	119
Bakers Square company-operated restaurants:
Beginning of period	150	149
Openings	—	1
Closings	(2)	—
End of period	148	150
Total company-operated restaurants	274	269
Village Inn franchised restaurants:
Beginning of period	103	105
Closings	—	(1)
End of period	103	104
Total restaurants	377	373

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

The negative same unit sales trend at Bakers Square has been of significant concern to us.  Same unit sales were 2.5% negative in fiscal 2003, 1.0% negative in fiscal 2004 and 3.7% and 5.5% negative in the first and second quarters of fiscal 2005, respectively.  We attribute much of the larger negative same unit sales in fiscal 2005 to differences in advertising efforts, unfavorable timing of adverse winter weather, a softer economy in the Midwest and higher fuel costs impacting guest decisions.  Despite these factors, we believe that longer negative same unit sales trend indicates that our Bakers Square restaurants have not met our guests’ expectations.

We have recently embarked on an effort we have labeled a “brand revitalization” to reverse this trend.  The first part of the revitalization project was completed in December 2004 and involved identifying our opportunities with the help of an outside consultant.  We have since been working on refining the expected changes to Bakers Square and expect to test these changes at select stores in the third quarter of fiscal 2005 with continued roll-out in fiscal 2006.  The changes are expected to be reasonably extensive and include changes to the physical plant, menu and operations.  Most of the revitalization efforts will be focused in our Midwest markets, although certain aspects of the efforts may be incorporated into our California market.

In addition to the revitalization efforts, we have recently hired a new advertising agency.  We expect to see their first efforts for both the Bakers Square and Village Inn concepts starting in the third quarter of fiscal 2005.

We have not substantially increased the number of restaurants within either the Village Inn or Bakers Square concepts for a number of years.  However, with our new strategic focus, we intend to increase the number of company-operated Village Inn and Bakers Square restaurants more significantly over the next several years.  We currently expect to open an estimated 23 to 27 new restaurants in fiscal 2005 with most of the openings occurring in the latter half of the fiscal year and primarily in our Village Inn concept.

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

As of April 21, 2005, we had 103 franchised Village Inn restaurants in nineteen states, operated by 25 franchisees which operate one to eleven restaurants each.  Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of Company-operated units.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In both January 2004 and 2005, the minimum wage rate for the state of Illinois increased.  The state of Florida’s minimum wage increased in May 2005 and the state of Minnesota’s minimum wage is scheduled to increase August 2005.

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

Other operating expenses principally include occupancy costs, depreciation and amortization, supplies, repairs and maintenance, utility costs, marketing expenses, insurance expenses and workers’ compensation costs. Historically, these costs have increased over time and many are not directly related to the level of sales in our restaurants. We have experienced increases in many of these items throughout the last three fiscal years, particularly utility costs and insurance expenses. In order to maintain our operating performance levels, and to address expected cost increases, we will be required to increase efficiency in restaurant operations and increase sales, although there is no assurance that we will be able to offset future cost increases.

Our 2005 second quarter financial results included:

•            Growth of revenues in the second quarter by 0.4% to $93.5 million from 2004 to 2005, reflecting the net addition of five company-operated restaurants over the past two years.  Same store sales decreased by 2.6% from 2004 to 2005.

•            Operating profit decreased to $6.8 million from $7.0 million in 2004 (as restated).

•            Net income improved to $0.5 million in the second quarter of fiscal 2005 from a net loss of $3.7 million (as restated) in the second quarter of fiscal 2004.  Debt extinguishment costs of $6.9 million were included in the second quarter of fiscal 2004’s results.  Interest expense increased $0.6 million in the second quarter of fiscal 2005 due to greater debt outstanding throughout the second quarter of 2005 and a higher average interest rate, both a result of the high-yield financing consummated at the end of the second quarter of 2004.

Restatement of Previously Reported Financial Statements

We have restated our financial statements for periods spanning from fiscal 2000 through fiscal 2004 to correct the following accounting errors primarily as a result of a review of our lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under GAAP:

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

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $1,042,000 for the 84-day period ended April 15, 2004.  The correcting entries consisted of a $1,563,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,646,000 increase in interest expense.

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $2,096,000 for the 172-day period ended April 15, 2004.  The correcting entries consisted of a $3,288,000 decrease in other operating expenses, an $82,000 decrease in franchise operating expenses and a $5,466,000 increase in interest expense.

(ii)                              Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  We did not appropriately straight-line its rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods.   The net impact to correctly straight-line rents resulted in increased loss before income taxes of $126,000 and $257,000 for the 84-day and 172-day periods ended April 15, 2004, respectively.

(iii)                          Understated Depreciation and Amortization Expense

We generally have historically depreciated our buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of our depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The net impact of the correction of our leasehold improvement depreciable lives resulted in increased loss before income taxes of $10,000 and $29,000 for the 84-day and 172-day periods ended April 15, 2004, respectively.

(iv)                            Understated Interest Expense on Preferred Stock Warrant Accretion

We also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of our June 2003 purchase.  For the 84-day and 172-day periods ended April 15, 2004, additional interest expense of $44,000 and $88,000, respectively, was recorded as a result of the correction of this error.

(v)                                Accounting for Income Taxes

In addition to the impact on our income tax provision resulting from the accounting corrections discussed above, we also determined that our accounting for income taxes related to its purchase business combinations was not correct.  Under FASB SFAS No. 109, “Accounting for Income Taxes,” companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes).  The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations.  In both our 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected.  The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill.  The impact of the corrections decreased our provision for income taxes by $646,000 and $1,157,000 for the for the 84-day and 172-day periods ended April 15, 2004, respectively.

We restated our annual consolidated financial statements with the filing of an amended Annual Report on Form 10-K with the SEC for our fiscal year ended October 28, 2004.

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

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and we would record the sale, remove all property and related liabilities from our balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

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

Leases

We lease a substantial amount of our restaurant properties and one of our pie production plants.  We account for our leases under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and subsequent amendments, which require leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes.  In addition, the Company records leases with escalating rents on a straight-line basis over the initial term of the lease and those renewal periods that have been exercised or are considered reasonably assured.  The difference between the rent paid and the straight-line rent is recorded as a deferred rent liability. The initial lease term includes the “build-out”, or rent holiday period, for our leases where no rent payments are due under the terms of the lease.  Such amounts are capitalized during the construction period, which starts when we take possession of the property and ends when the property is certified for occupancy.  Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent.  Contingent rentals, based upon restaurant sales volume, are accrued each accounting period as the liabilities are incurred utilizing prorated periodic sales targets.  Certain of our leases are accounted for under the financing method as discussed above.  Future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  This new standard will become effective for us on November 4, 2005 (the first quarter of our fiscal 2006), and while we are still evaluating the impact of adopting SFAS No. 123R, we do not believe such adoption will have a material impact on our consolidated financial statements because of the minimal number of stock options outstanding.

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

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first two quarters of fiscal 2005 and fiscal 2004 consisted of 175 and 172 days, respectively, reflecting the difference in duration of the first quarter of those years.  The second, third and fourth quarters of fiscal 2005 and fiscal 2004 are the same in duration.  Fiscal 2005 will consist of 53 weeks, or 371 total days, while fiscal 2004 consisted of 52 weeks and four days, or 368 total days.

Seasonality

Our sales fluctuate seasonally and, as mentioned in the preceding paragraph, our quarters do not all have the same time duration.  Specifically, our fourth quarter generally has an extra three to four weeks compared to the other quarters of our fiscal year.  Also, based on fiscal 2003 and 2004, our average daily sales were highest in our first quarter (November through January) as a result of holiday pie sales while our fourth quarter (mid-July through October) recorded our lowest average daily sales.  Therefore, our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability in addition to those noted above include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Operations

	84 Days Ended	84 Days Ended	175 Days Ended	172 Days Ended
(in Thousands)	April 21, 2005	April 15, 2004	April 21, 2005	April 15, 2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	$92,339	$91,963	$196,862	$191,389
Franchise operations	1,191	1,162	2,420	2,330
	93,530	93,125	199,282	193,719
Costs and expenses:
Restaurant costs:
Food	24,394	24,799	52,605	52,096
Labor	30,042	29,491	62,282	60,298
Other operating expenses	25,336	25,027	53,102	51,562
Franchise operating expenses	521	541	1,032	1,093
General and administrative expenses	6,271	5,699	12,878	11,900
Transaction expenses	—	23	15	45
Management fees	196	506	392	702
Impairment of assets	—	22	—	22
	86,760	86,108	182,306	177,718
Operating profit	6,770	7,017	16,976	16,001
Interest expense	(6,476)	(5,899)	(13,454)	(12,105)
Debt extinguishment costs	—	(6,856)	—	(6,856)
Other income, net	138	27	226	50
Income (loss) before income taxes	432	(5,711)	3,748	(2,910)
Provision for income taxes (benefit)	(24)	(2,048)	1,023	(1,290)
Net income (loss)	456	(3,663)	2,725	(1,620)
Preferred stock dividends and accretion	(1,928)	(1,711)	(3,975)	(3,466)
Net loss attributable to common stockholders	$(1,472)	$(5,374)	$(1,250)	$(5,086)

	84 Days Ended	84 Days Ended	175 Days Ended	172 Days Ended
	April 21, 2005	April 15, 2004	April 21, 2005	April 15, 2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	98.7%	98.8%	98.8%	98.8%
Franchise operations	1.3	1.2	1.2	1.2
	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	26.1	26.6	26.4	26.9
Labor	32.1	31.7	31.3	31.1
Other operating expenses	27.1	26.9	26.6	26.6
Franchise operating expenses	0.6	0.6	0.5	0.6
General and administrative expenses	6.7	6.1	6.5	6.1
Transaction expenses	0.0	0.0	0.0	0.0
Management fees	0.2	0.6	0.2	0.4
Impairment of assets	—	0.0	—	0.0
	92.8	92.5	91.5	91.7
Operating profit	7.2	7.5	8.5	8.3
Interest expense	(6.9)	(6.3)	(6.7)	(6.3)
Debt extinguishment costs	—	(7.3)	—	(3.5)
Other income, net	0.2	0.0	0.1	0.0
Income (loss) before income taxes	0.5	(6.1)	1.9	(1.5)
Provision for income taxes (benefit)	0.0	(2.2)	0.5	(0.7)
Net income (loss)	0.5	(3.9)	1.4	(0.8)
Preferred stock dividends and accretion	(2.1)	(1.9)	(2.0)	(1.8)
Net loss attributable to common stockholders	(1.6)%	(5.8)%	(0.6)%	(2.6)%

Net rental expense totaled $4.5 million and $4.4 million for the 84 day periods ended April 21, 2005 and April 15, 2004, respectively, and $9.4 million and $8.9 million for the 175 day period ended April 21, 2005 and 172 day period ended April 15, 2004, respectively.

84 Days Ended April 21, 2005 (“Second Quarter of Fiscal 2005”) Compared to 84 Days Ended April 15, 2004 (“Second Quarter of Fiscal 2004”)

Total revenues increased by $0.4 million, or 0.4%, to $93.5 million in fiscal 2005’s second quarter, from $93.1 million for the same quarter in fiscal 2004.  The increase was due largely to operating approximately five more locations on average during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.  However, we experienced a net 2.6% decrease in same unit sales for the second quarter of fiscal 2005 over the second quarter of fiscal 2004. Village Inn same unit sales for the second quarter of fiscal 2005 increased 0.9% over the second quarter of fiscal 2004, but Bakers Square same unit sales decreased 5.5% over the same period. Average guest spending, increased 3.8% at Village Inn and 2.5% at Bakers Square in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

Food costs decreased by $0.4 million, or 1.6%, to $24.4 million in the second quarter of fiscal 2005, from $24.8 million for the second quarter of fiscal 2004.  Food costs as a percentage of total revenues decreased to 26.1% for the second quarter of fiscal 2005 from 26.6% in the second quarter of fiscal 2004.  The first half of fiscal 2004 experienced a spike in commodity prices, especially dairy.

Labor costs increased by $0.5 million, or 1.7%, to $30.0 million in the second quarter of fiscal 2005, from $29.5 million for the second quarter of fiscal 2004 and as a percentage of total revenues increased to 32.1% from 31.7% over these periods.  The relative increase in labor costs was due largely to inefficiencies resulting from the lower same unit sales and an increase in minimum wage in Illinois in January 2005.

Other operating expenses increased by $0.3 million, or 1.2%, to $25.3 million in the second quarter of fiscal 2005 from $25.0 million for the second quarter of fiscal 2004. Other operating expenses as a percentage of total revenues slightly increased to 27.1% from 26.9% over these periods. This increase was primarily due to higher utility, credit card fee and occupancy costs, partially offset by lower advertising costs.  Advertising costs decreased as a result of the decision in fiscal 2005 to spread our advertising expenditures more evenly over the fiscal year as compared to fiscal 2004.  Utility costs increased predominantly due to higher rates and higher usage from colder weather.

General and administrative expenses increased $0.6 million, or 10.5%, to $6.3 million for the second quarter of fiscal 2005 from $5.7 million for the second quarter of fiscal 2004. The increase resulted from higher support wages, legal fees and settlements and professional fees, partially offset by lower bonus expense and direct construction oversight and support expenses due to increased capitalization of such costs as we emphasize growth in the number of Company-operated units.  As a percentage of revenues, general and administrative expenses were 6.7% in the second quarter of fiscal 2005 and 6.1% in the second quarter of fiscal 2004.

Operating profit decreased by $0.2 million, or 2.9%, to $6.8 million in the second quarter of fiscal 2005, from $7.0 million for the second quarter of fiscal 2004. Operating profit as a percentage of total revenues for the second quarter of fiscal 2005 decreased to 7.2% from 7.5% in the second quarter of fiscal 2004. The decrease was due largely to the decline in our same unit sales and its effect on profits.

Interest expense increased by $0.6 million, or 10.2%, to $6.5 million in the second quarter of fiscal 2005, from $5.9 million for the second quarter of fiscal 2004. Interest expense as a percentage of total revenues increased to 6.9% from 6.3% over these periods. This increase was due primarily to higher average debt balances and interest rates on debt refinanced in April 2004.

Debt extinguishment costs of $6.9 million were incurred in the second quarter of fiscal 2004 in connection with our debt refinancing transaction that closed April 14, 2004.  These expenses included $2.3 million of prepayment penalties, a write-off of deferred financing costs of $4.4 million associated with the previous obligations and settlement of outstanding derivative obligations in the amount of $0.2 million.  No debt extinguishment costs were incurred in the second quarter of fiscal 2005.

Provision for income taxes (benefit) for the second quarter of fiscal 2005 was a $24,000 benefit, compared to $2.0 million benefit for the second quarter of fiscal 2004.  The effective tax rate was not significant for the second quarter of fiscal 2005 compared to 35.9% in fiscal 2004’s second quarter, as restated.  The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) increased by $4.2 million to $0.5 million of income in the second quarter of fiscal 2005 from a loss of $3.7 million in the second quarter of fiscal 2004.  Net income as a percentage of total revenues increased to 0.5% from a negative 3.9% over these periods.  The increase was driven by the debt extinguishment costs incurred in fiscal 2004 and an absence of such costs in fiscal 2005.

Preferred stock dividends and accretion increased by $0.2 million to $1.9 million in the second quarter of fiscal 2005 from $1.7 million for the second quarter of fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends.

175 Days Ended April 21, 2005 (“First Two Quarters of Fiscal 2005”) Compared to 172 days Ended April 15, 2004 (“First Two Quarters of Fiscal 2004”)

Total revenues increased by $5.6 million, or 2.9%, to $199.3 million in the first two quarters of fiscal 2005, from $193.7 million for the first two quarters of fiscal 2004.  The increase was partly due to operating approximately five more locations on average during the first two quarters of fiscal 2005 compared to the same quarters of fiscal 2004 and the three extra operating days in the first two quarters of fiscal 2005.  However, we experienced a net 1.9% decrease in same unit sales for the first two quarters of fiscal 2005 over the same quarters of fiscal 2004 with Village Inn same unit sales increasing 1.6% and Bakers Square same unit sales decreasing 4.6% over the same period.  Average guest spending, increased 3.3% at Village Inn and 2.3% at Bakers Square in the first two quarters of fiscal 2005 compared to the same quarters in fiscal 2004.

Food costs increased by $0.5 million, or 1.0%, to $52.6 million in the first two quarters of fiscal 2005, from $52.1 million for the same quarters of fiscal 2004.  Food costs as a percentage of total revenues decreased to 26.4% for the first two quarters of fiscal 2005 from 26.9% in the same quarters of fiscal 2004.  The first two quarters of fiscal 2004 experienced a spike in commodity prices, especially dairy.

Labor costs increased by $2.0 million, or 3.3%, to $62.3 million in the first two quarters of fiscal 2005, from $60.3 million for the same quarter of fiscal 2004, but as a percentage of total revenues increased only modestly to 31.3% from 31.1% over these periods.

Other operating expenses increased by $1.5 million, or 2.9%, to $53.1 million in the first two quarters of fiscal 2005 from $51.6 million for the same quarters of fiscal 2004 and, as a percentage of total revenues, stayed constant at 26.6% for these periods.  Higher credit card fee, utility and occupancy costs were offset by lower advertising costs.

General and administrative expenses increased $1.0 million, or 8.4%, to $12.9 million for the first two quarters of fiscal 2005 from $11.9 million for the first two quarters of fiscal 2004. The increase resulted from higher support wages, legal fees and settlements, and professional fees partially offset by lower direct construction oversight and support expenses due to increased capitalization of such costs as we emphasize growth in the number of Company-operated units.  As a percentage of revenues, general and administrative expenses increased to 6.5% in the first two quarters of fiscal 2005 from 6.1% in the same quarters of fiscal 2004.

Operating profit increased $1.0 million, or 6.3%, to $17.0 million in the first two quarters of fiscal 2005, from $16.0 million for the same quarters of fiscal 2004. Operating profit as a percentage of total revenues was 8.5% and 8.3% for the first two quarters of fiscal 2005 and fiscal 2004, respectively. The improvement was due largely to the increased restaurant sales and lower relative food costs.

Interest expense increased by $1.4 million, or 11.6%, to $13.5 million in the first two quarters of fiscal 2005, from $12.1 million for the same quarters of fiscal 2004. Interest expense as a percentage of total revenues increased to 6.7% from 6.3% over these periods. This increase was due primarily to higher average debt balances and interest rates on debt refinanced in April 2004.

Debt extinguishment costs of $6.9 million were incurred in the second quarter of fiscal 2004 in connection with our debt refinancing transaction that closed April 14, 2004.  These expenses included $2.3 million of prepayment penalties, a write-off of deferred financing costs of $4.4 million associated with the previous obligations and settlement of outstanding derivative obligations in the amount of $0.2 million.  No debt extinguishment costs were incurred in fiscal 2005.

Provision for income taxes for the first two quarters of fiscal 2005 was $1.0 million, compared to a $1.3 million benefit for the same quarters of fiscal 2004.  The effective tax rate was 27.3% for the first two quarters of fiscal 2005 compared to 44.3% in fiscal 2004’s first two quarters.  The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income increased by $4.3 million to $2.7 million of income in the first two quarters of fiscal 2005 from a loss of $1.6 million in the same quarters of fiscal 2004.  Net income as a percentage of total revenues increased to 1.4% from a negative 0.8% over these periods.  The increase largely resulted from debt extinguishment costs incurred in fiscal 2004.

Preferred stock dividends and accretion increased by $0.5 million to $4.0 million in first two quarters of fiscal 2005 from $3.5 million for first two quarters of fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends.

Liquidity and Capital Resources

Cash requirements

Our principal liquidity requirements are to continue to finance our operations, service our debt and fund capital expenditures for maintenance and expansion.  Cash flow from operations has historically been sufficient to finance continuing operations and meet normal debt service requirements.  However, we are highly leveraged and our ability to repay our borrowings at maturity is likely to depend in part on our ability to refinance the debt when it matures, which will be contingent on our continued successful operation of the business as well as other factors beyond our control, including the debt and capital market conditions at that time.

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

For the balance of fiscal 2005, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $21 million, reflecting an acceleration of our unit growth.  Of this amount, $10 million is expected to be spent on new restaurant construction, $5 million for remodels and the remainder on capital maintenance and other support related projects.  We may also have capital expenditures in fiscal 2005 related to our Bakers Square brand repositioning, although at present such plans have not been finalized.  We currently expect to open an estimated 23 to 27 new restaurants in fiscal 2005, including the three we opened through the second quarter.

We may also be required to make cash payments associated with certain litigation settlements (refer to Note 5 to our unaudited consolidated financial statements and Part II Item 1. Legal Proceedings included elsewhere herein for further discussion).  We expect our maximum net cash outlay for these litigation settlements to be $3.2 million reflecting indemnification of pre-acquisition activities by our predecessor for the balance of the $6.55 million proposed settlements.  Timing may require that the settlement be paid out in advance of receipt of the indemnification proceeds.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On April 21, 2005, we had outstanding receivables of $2.8 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations and liabilities

On April 14, 2004, we completed a private placement of $126.5 million aggregate principal amount of 10½% senior unsecured notes maturing on April 15, 2011.  The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million.  The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc.

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On April 21, 2005, we had issued letters of credit aggregating $6.6 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of April 21, 2005, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $23.4 million.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. At April 21, 2005, the interest rates were 6.1% for term loan borrowings.  Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On April 21, 2005, we were in compliance with these requirements.

We are subject to capital lease obligations related to five of our leased properties. The principal component of our capital lease obligations was $0.4 million as of April 21, 2005. These capital leases have expiration dates ranging from October 2005 to June 2011.

We are the prime lessee under various operating leases or agreements under deemed landlord financing liability transactions for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases and agreements have initial terms ranging from 15 to 35 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases and agreements expire at various dates through September 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.5 million as of April 21, 2005.

As of April 21, 2005, our commitments with respect to the above obligations were as follows (in millions):

Payments due by periods

		Less than	1-3	3-5	More than 5
	Total	one year	years	years	years
Senior secured credit facility	$15.0	$—	$—	$15.0	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	141.5	—	—	15.0	126.5
Capital lease obligations(1) (2)	0.4	0.2	0.1	0.1	—
Operating lease obligations(2)	125.3	16.9	28.2	21.2	59.0
Deemed landlord financing liability(1) (2)	299.5	12.3	24.9	25.4	236.9
Letters of credit (3)	6.6	6.6	—	—	—
Purchase commitments(4)	8.1	8.1	—	—	—
Total	$581.4	$44.1	$53.2	$61.7	$422.4

(1)	Amounts payable under capital leases and the deemed landlord financing liability represent gross lease payments, including both deemed principal and imputed interest components.

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

(4)

We have commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed at April 21, 2005 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	175 Days Ended	172 Days Ended
	April 21,	April 15,
	2005	2004
		(As restated)
Net cash provided by operating activities	$14.4	$10.7
Net cash used in investing activities	(8.6)	(6.6)
Net cash provided by (used in) financing activities	1.8	(7.3)
Net increase (decrease) in cash and cash equivalents	$7.6	$(3.2)

Operating activities

For the first two quarters of fiscal 2005, cash flows from operating activities increased $3.7 million compared to the same quarters of fiscal 2004.  The increase resulted primarily from payments of debt extinguishment costs in fiscal 2004 and favorable changes in working capital in the first two quarters of 2005 compared to the same quarters of 2004, primarily related to funding of cash overdraft balances.

Investing activities

Net cash used in our investing activities in the first two quarters of fiscal 2005 and 2004 consisted primarily of capital expenditures.  Our capital expenditures for property and equipment in the first two quarters of fiscal 2005 and 2004 were comprised of the following (in millions):

	April 21, 2005	April 15, 2004
		(As restated)
New store construction	$1.8	$1.4
Existing store remodel and refurbishment	1.3	2.0
Capital replacements	2.5	1.9
Corporate related	0.3	0.6
Purchase of property and equipment	$5.9	$5.9

In addition to the capital expenditures noted above, we spent $3.0 million for assets under deemed landlord finance liability during the first two quarters of fiscal 2005 compared to $0.7 million in the same quarters of fiscal 2004.  We opened five new restaurants in the first two quarters of fiscal 2005 and three restaurants in the same quarters of fiscal 2004. Also, we had an additional nine locations under construction at the end of the second quarter of fiscal 2005.

Financing activities

Our financing activities provided cash of $1.8 million during the first two quarters of fiscal 2005, consisting principally of $3.2 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, partially offset by the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28, 2004.

During the first two quarters of fiscal 2004, we used cash in financing activities of $7.3 million, consisting primarily of repayments of $9.8 million to reduce the amount of borrowings under our credit facility, debt issuance costs of $5.4 million, the payment of our term loans in the amount of $132.5 million partially offset by proceeds from the issuance of debt of $140.0 million.

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

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of April 21, 2005, $15.0 million, or 10.7% of our total debt and capitalized lease obligations of $140.6 million, bears interest at a floating rate.  A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of April 21, 2005, would increase our future interest expense by approximately $0.2 million per year.  This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them timely to material information required to be included in our Exchange Act filings due primarily to the lease restatement issue noted below.

On March 21, 2005, we announced that our financial statements were likely to be restated, relating to certain lease accounting and leasehold improvement depreciation accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices.  This restatement is described elsewhere in this Form 10-Q and in the Form 10-K/A we filed with the Securities and Exchange Commission (“SEC”) on May 18, 2005.  Our conclusion to change our accounting policies and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005.  Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices and the calculation of deferred taxes in relation to business combinations were not effective, which we believe represents a material weakness in internal control over financial reporting.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, except as described in the following paragraph.

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

While we believe that our claims against the former shareholders of Midway Investors Holdings Inc. are meritorious and that we will prevail, in the event we do not fully prevail on our indemnification claims, we estimate that our maximum exposure under the settlement agreements is $3.2 million. Therefore, during the fourth quarter of fiscal 2004, we established a reserve of $3.2 million in connection with the proposed settlement of these class action lawsuits.  A receivable of $3.4 million was reflected at both April 21, 2005 and October 28, 2004 for the difference between the aggregate amount of the settlement and our estimated exposure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)                                  Exhibits

31.1                          Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended April 21, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                          Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended April 21, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                          Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended April 21, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                               Reports on Form 8-K

During the second quarter of fiscal 2005 ended April 21, 2005, we filed the following reports on Form 8-K:

Current report on Form 8-K on March 21, 2005, announcing a delay in the filing of our Form 10-Q for our first quarter ended January 27, 2005.

Current report on Form 8-K on April 11, 2005, announcing financial results for our first quarter ended January 27, 2005 and adjustments to prior period financial results for lease accounting errors, including non-reliance on previously issued financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: May 27, 2005

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2005

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)