Form 10-Q
period 2005-07-14
VICORP RESTAURANTS INC
filed 2005-08-29
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2005

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Number of shares of Common Stock, $.0001 par value, outstanding at August 29, 2005: 1,427,602, excluding treasury shares.

VICORP RESTAURANTS, INC.

Form 10-Q

July 14, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of July 14, 2005 and October 28, 2004 (As restated)

Consolidated Statements of Operations for the 84 days ended July 14, 2005 and July 8, 2004 (As restated) and the 259 days ended July 14, 2005 and the 256 days ended July 8, 2004 (As restated)

Consolidated Statements of Cash Flows for the 259 days ended July 14, 2005 and the 256 days ended July 8, 2004 (As restated)

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	July 14, 2005	October 28, 2004

Assets
Current assets:
Cash and cash equivalents	$12,595	$1,332
Receivables, net	6,376	11,915
Inventories	10,480	12,245
Deferred income taxes, short-term	3,507	4,673
Prepaid expenses and other current assets	3,274	3,432
Income tax receivable	336	270
Total current assets	36,568	33,867
Deferred income taxes, long-term	2,771	—
Property and equipment, net	82,015	80,316
Assets under deemed landlord financing liability, net	117,800	110,342
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	10,948	11,358
Other assets, net	11,808	13,763
Total assets	$396,391	$384,127

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$93	$201
Cash overdraft	—	3,190
Accounts payable	12,239	13,174
Accrued compensation	7,483	7,138
Accrued taxes	11,119	7,992
Other accrued expenses	20,384	18,520
Total current liabilities	51,318	50,215
Long-term debt	140,270	141,469
Capitalized lease obligations	213	248
Deemed landlord financing liability	122,164	114,670
Deferred income taxes, long-term	—	1,360
Other noncurrent liabilities	8,936	7,057
Total liabilities	322,901	315,019

Commitments and contingencies

Stock subject to repurchase	1,063	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,943 shares issued and outstanding at July 14, 2005 and 68,659 shares issued and outstanding at October 28, 2004 (aggregate liquidation preference of $85,199 and $78,951, respectively)	86,310	80,022
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,392,354 shares issued and outstanding at July 14, 2005 and 1,386,552 shares issued and outstanding at October 28, 2004	—	—
Paid-in capital	2,452	2,426
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at July 14, 2005 and October 28, 2004	(1,004)	(1,004)
Accumulated deficit	(15,331)	(13,399)
Total stockholders’ equity	72,427	68,045
Total liabilities and stockholders’ equity	$396,391	$384,127

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	84 Days Ended	84 Days Ended	259 Days Ended	256 Days Ended
	July 14,	July 8,	July 14,	July 8,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	$91,225	$88,958	$288,087	$280,347
Franchise operations	1,283	1,165	3,703	3,495
	92,508	90,123	291,790	283,842
Costs and expenses:
Restaurant costs:
Food	23,702	24,571	76,307	76,667
Labor	29,861	28,827	92,143	89,125
Other operating expenses	24,720	22,923	77,823	74,485
Franchise operating expenses	480	512	1,512	1,605
General and administrative expenses	6,234	5,602	19,112	17,503
Litigation settlement	(408)	—	(408)	—
Transaction expenses	—	—	15	45
Management fees – related party	196	196	588	897
Asset impairment	—	—	—	22
	84,785	82,631	267,092	260,349
Operating profit	7,723	7,492	24,698	23,493
Interest expense	(6,577)	(6,383)	(20,031)	(18,488)
Debt extinguishment costs	—	—	—	(6,856)
Other income, net	211	111	437	161
Income (loss) before income taxes	1,357	1,220	5,104	(1,690)
Provision for income taxes (benefit)	49	247	1,072	(1,043)
Net income (loss)	1,308	973	4,032	(647)
Preferred stock dividends and accretion	(1,989)	(1,778)	(5,964)	(5,244)
Net loss attributable to common stockholders	$(681)	$(805)	$(1,932)	$(5,891)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	259 Days Ended	256 Days Ended
	July 14,	July 8,
	2005	2004
		(As restated)
Operating activities:
Net income (loss)	$4,032	$(647)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,744	12,983
Amortization of financing costs and original issue discounts	869	749
Loss on disposition of assets	74	138
Deferred finance charge write-off	—	4,288
Deferred income tax expense	(2,965)	(2,713)
Interest on warrants	—	88
Changes in operating assets and liabilities:
Receivables, net	3,608	2,943
Inventories	1,765	3,175
Cash overdraft	(3,190)	(4,866)
Accounts payable	(935)	(1,422)
Accrued compensation	345	(275)
Other current assets and liabilities	5,362	1,515
Other noncurrent assets and liabilities	2,565	2,484
Net cash provided by operating activities	25,274	18,440
Investing activities:
Purchase of property and equipment	(11,914)	(8,888)
Purchase of assets under deemed landlord financing liability	(10,469)	(2,666)
Proceeds from disposition of property	102	346
Collection of notes receivable	196	28
Other	—	(132)
Net cash used in investing activities	(22,085)	(11,312)
Financing activities:
Payments of debt and capital lease obligations	(9,093)	(164,936)
Proceeds from issuance of debt	7,600	162,301
Proceeds from deemed landlord financing	9,229	1,101
Net proceeds from issuance of preferred stock and common stock	350	264
Debt issuance costs	(12)	(5,885)
Repurchase of shares	—	(4)
Net cash provided by (used in) financing activities	8,074	(7,159)
Increase (decrease) in cash and cash equivalents	11,263	(31)
Cash and cash equivalents at beginning of period	1,332	5,326
Cash and cash equivalents at end of period	$12,595	$5,295

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amounts capitalized)	$16,470	$14,393
Income taxes	2,188	893

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

July 14, 2005

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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name.  At July 14, 2005, the Company operated 279 Company-owned restaurants in 15 states.  Of the Company-owned restaurants, 149 are Bakers Square restaurants and 130 are Village Inn restaurants, with an additional 100 franchised Village Inn restaurants in 19 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the 259-day period ended July 14, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2005.  The consolidated balance sheet at October 28, 2004, as restated, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended October 28, 2004 included in our Annual Report on Form 10-K, which was amended on May 18, 2005 for the restatement of previously issued financial statements (see Note 2).

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected not to adopt the fair value method and instead has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (however, refer to the discussion in the following paragraph related to the Company’s pending adoption of SFAS No. 123R, “Share-Based Payment”). Under APB Opinion No. 25, compensation expense related to stock options is calculated as the difference, if any, between the exercise price of the option and the fair market value of the underlying stock at the date of grant. This expense is recognized over the vesting period of the option or at the time of grant if the options immediately vest. As a result of the minimal number of stock options outstanding during all periods presented in the accompanying consolidated financial statements, the pro forma effects of applying the fair value method to outstanding options over their respective vesting periods had an immaterial effect on net income.

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

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first three quarters of fiscal 2005 and fiscal 2004 consisted of 259 and 256 days, respectively, reflecting the difference in duration of the first quarter of those years.  The second, third and fourth quarters of fiscal 2005 and fiscal 2004 are the same in duration.  Fiscal 2005 will consist of 53 weeks, or 371 total days, while fiscal 2004 consisted of 52 weeks and four days, or 368 total days.

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

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $1,005,000 for the 84-day period ended July 8, 2004.  The correcting entries consisted of a $1,567,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,613,000 increase in interest expense.

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $3,101,000 for the 256-day period ended July 8, 2004.  The correcting entries consisted of a $4,855,000 decrease in other operating expenses, a $123,000 decrease in franchise operating expenses and a $8,079,000 increase in interest expense.

(ii)       Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  The Company did not appropriately straight-line its rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods.  The net impact to correctly straight-line rents resulted in an increase in other operating expenses and an increase in the loss before income taxes of $126,000 and $383,000 for the 84-day and 256-day periods ended July 8, 2004, respectively.

(iii)     Understated Depreciation and Amortization Expense

The Company generally has historically depreciated its buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of the Company’s depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The net impact of the correction of our leasehold improvement depreciable lives resulted in an increase in other operating expenses and an increase in the loss before income taxes of $21,000 and $50,000 for the 84-day and 256-day periods ended July 8, 2004, respectively.

(iv)      Understated Interest Expense on Preferred Stock Warrant Accretion

The Company also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of the Company’s June 2003 purchase.  For the 84-day and 256-day periods ended July 8, 2004, additional preferred stock and interest expense of $0 and $88,000, respectively, was recorded as a result of the correction of this error, respectively.

(v)       Accounting for Income Taxes

In addition to the impact on the Company’s income tax provision resulting from the accounting corrections discussed above, the Company determined that its accounting for income taxes related to our purchase business combinations was not correct.  Under FASB SFAS No. 109, “Accounting for Income Taxes,” companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes).  The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations.  In both the Company’s 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected.  The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill.  The impact of the corrections decreased the Company’s provision for income taxes by $427,000 and $1,584,000 for the for the 84-day and 256-day periods ended July 8, 2004, respectively.

The collective impact of these restatements on the Company’s results of operations for the 84-days and 256-days ended July 8, 2004 are summarized below (in thousands):

	84 Days Ended July 8, 2004 (Unaudited)
	Previously
	Reported	Corrections	As restated
Statement of Operations Data
Other operating expenses	$24,343	$(1,420)	$22,923
Franchise operating expenses	553	(41)	512
Operating profit	6,031	1,461	7,492
Interest expense	(3,770)	(2,613)	(6,383)
Income before income taxes	2,372	(1,152)	1,220
Provision for income taxes	674	(427)	247
Net income	1,698	(725)	973
Preferred stock dividends and accretion	(1,733)	(45)	(1,778)
Net income (loss) attributable to common shareholders	(35)	(770)	(805)

	256 Days Ended July 8, 2004 (Unaudited)
	Previously
	Reported	Corrections	As restated
Statement of Operations Data
Other operating expenses	$78,907	$(4,422)	$74,485

Franchise operating expenses	1,728	(123)	1,605
Operating profit	18,948	4,545	23,493
Interest expense	(10,321)	(8,167)	(18,488)
Income (loss) before income taxes	1,932	(3,622)	(1,690)

Provision for income taxes	541	(1,584)	(1,043)
Net income (loss)	1,391	(2,038)	(647)

Preferred stock dividends and accretion	(5,199)	(45)	(5,244)
Net income (loss) attributable to common shareholders	(3,808)	(2,083)	(5,891)

Statement of Cash Flows Data
Net cash provided by operations	$18,838	$(398)	$18,440

Net cash used in investing activities	(11,147)	(165)	(11,312)
Net cash used in financing activities	(7,722)	563	(7,159)
Net increase in cash and cash equivalents	(31)	—	(31)

The Company restated its annual consolidated financial statements with the filing of an amended Annual Report on Form 10-K/A with the SEC for the fiscal year ended October 28, 2004.

3.     Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies.  Inventories consisted of the following (in thousands):

	July 14,	October 28,
	2005	2004
Inventories at pie production facilities and third-party storage locations:
Raw materials	$4,257	$4,353
Finished goods	3,235	4,717
	7,492	9,070
Restaurant inventories	2,988	3,175
	$10,480	$12,245

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

The Company has an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of July 14, 2005, the Company had issued letters of credit aggregating $7.2 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of July 14, 2005, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $22.8 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement.  At July 14, 2005, the interest rates were 6.5% for term loan borrowings.  Both facilities are secured by a lien on all of the assets of VICORP, and guaranteed by VI Acquisition Corp. and Village Inn Pancake House of Albuquerque, Inc. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On July 14, 2005, the Company was in compliance with these requirements.

In connection with the April 2004 refinancing, we incurred $6.9 million of debt extinguishment costs, including prepayment penalties of $2.3 million, $4.4 million of noncash write-offs of unamortized deferred financing costs and $0.2 million of costs relating to terminating interest rate swaps.

5.     Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  Favorable workers compensation claims experience related to recent years has permitted a reduction in workers compensation expense accruals in fiscal 2005 versus previous years.  Should the current claims experience trends continue, it is likely further expense reductions will be made.  As of July 14, 2005, the Company had recorded an insurance reserve liability of $9.7 million and had placed letters of credit totaling approximately $7.2 million, primarily associated with its insurance programs.

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

The parties entered into a settlement agreement, which was approved June 1, 2005. Under the terms of the settlements, the Company agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.  During the fourth quarter of fiscal 2004, the Company established a reserve of $6.55 million in connection with the proposed settlement of these class action lawsuits.

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

The former shareholders of Midway Investors Holdings Inc. have acknowledged they are liable to the Company for the pre-closing portion of class action settlement agreements. Currently, the Company and the former shareholders are in discussions regarding the final settlement amount. During the fourth quarter of fiscal 2004, the Company established a receivable of $3.4 million on the Company’s consolidated balance sheet for the former shareholders’ estimated portion of the settlement.

In the third quarter of 2005, the $6.55 million reserve mentioned above was reduced to $5.3 million, as the information regarding the ultimate costs was finalized by the trustee. The associated receivable was reduced by $0.8 million, in conjunction with the reduction to the estimated reserve for the settlement agreements.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.4 million as of July 14, 2005.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $16.7 million as of July 14, 2005.

6.     Other accrued expenses and other noncurrent liabilities

Other accrued expenses consisted of the following (in thousands):

	July 14, 2005	October 28, 2004
Legal settlements	$5,793	$6,775
Insurance	4,398	4,372
Rent	1,332	1,611
Interest	3,477	729
Gift certificates and cards	1,508	891
Advertising	802	869
Reserve for closed/subleased locations	411	556
Miscellaneous	2,663	2,717
	$20,384	$18,520

Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal, management and audit fees.

Other noncurrent liabilities consisted of the following (in thousands):

	July 14, 2005	October 28, 2004

Reserve for closed/subleased properties	$653	$714
Deferred straight-line rent payable	2,172	1,354
Insurance	5,263	4,477
Landlord incentive	825	466
Other	23	46
	$8,936	$7,057

7.     Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. (collectively “Wind Point”), whereby certain management, financial and other consulting services would be provided to the Company.  Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000.  In connection with the April 14, 2004 debt refinancing (Note 4), the Company also paid an additional $309,000 in fees to Wind Point, which represented a deferral of a portion of the transaction fee payable to Wind Point in connection with the June 2003 acquisition.  Management fees accrued under this agreement totaled approximately $226,000 at July 14, 2005 and July 8, 2004.

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

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 379 restaurants in 25 states as of July 14, 2005, consisting of 279 company-operated restaurants and 100 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

	259 Days Ended	256 Days Ended
(Units)	July 14, 2005	July 8, 2004
Village Inn company-operated restaurants:
Beginning of period	121	118
Openings	9	2
Closings	—	(1)
End of period	130	119
Bakers Square company-operated restaurants:
Beginning of period	150	149
Openings	1	1
Closings	(2)	—
End of period	149	150
Total company-operated restaurants	279	269
Village Inn franchised restaurants:
Beginning of period	103	105
Closings	(3)	(1)
End of period	100	104
Total restaurants	379	373

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

Whereas same unit sales trends at the Village Inn operating unit have been consistently positive in recent years, the same unit trends at Bakers Square have been negative over this same period. The negative same unit sales trend at Bakers Square has been of significant concern to us.  Same unit sales were 2.5% negative in fiscal 2003, 1.0% negative in fiscal 2004 and 3.7%, 5.5% and 2.0% negative in the first, second and third quarters of fiscal 2005, respectively.  We attribute much of the larger negative same unit sales in fiscal 2005 to differences in advertising efforts, unfavorable timing of adverse winter weather, a softer economy in the Midwest and higher fuel costs impacting guest decisions.  Despite these factors, we believe that longer negative same unit sales trend indicates that our Bakers Square restaurants have not met our guests’ expectations.

We have recently embarked on an effort we have labeled a “revitalization” to reverse this trend.  The first part of the revitalization project was completed in December 2004 and involved identifying our opportunities with the help of an outside consultant.  We have since been working on refining the expected changes to Bakers Square and began to test these changes at a selected Bakers Square restaurant subsequent to the third quarter of fiscal 2005.  We expect to test the revitalization in several additional Bakers Square existing restaurants in fiscal 2006. The changes are reasonably extensive, and include changes to the physical store, menu and operations.  Most of the revitalization efforts will be focused in our Midwest markets, although certain aspects of the efforts may be incorporated into our California market.

In addition to the revitalization efforts, we have recently hired a new advertising agency, Ryan Partnership.  We began to see their first efforts for advertising programs for both the Bakers Square and Village Inn concepts starting late in the third quarter of fiscal 2005.

With our new strategic focus, we intend to increase the number of company-operated Village Inn and Bakers Square restaurants more significantly over the next several years. During the third quarter, we opened 5 new restaurants.  We have opened 10 new restaurants in the first three quarters of this year, nine Village Inn restaurants and one Bakers Square restaurant.  We plan to open a total of 12 to 15 new restaurants in the fourth quarter, to bring the full year openings to 22 to 25 new restaurants, predominantly under the Village Inn brand.

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

As of July 14, 2005, we had 100 franchised Village Inn restaurants in nineteen states, operated by 25 franchisees which operate one to eleven restaurants each.  Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of Company-operated units.  Also, we expect that a certain number of franchise agreements will not be renewed at expiration for lower sales volume stores.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as medical and workers compensation insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In both January 2004 and 2005, the minimum wage rate for the state of Illinois increased.  The state of Florida’s minimum wage increased in May 2005 and the state of Minnesota’s minimum wage is scheduled to increase August 2005.

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

Our 2005 third quarter financial results included:

•      Growth of revenues in the third quarter by 2.6% to $92.5 million from 2004 to 2005, reflecting the net addition of fourteen company-operated restaurants over the past two years.  Same store sales decreased by 0.8% from 2004 to 2005.

•      Operating profit increased to $7.7 million in 2005 from $7.5 million in 2004 (as restated).

•      Net income increased to $1.3 million in the third quarter of fiscal 2005 from a net income of $1.0 million (as restated) in the third quarter of fiscal 2004.  Interest expense increased $0.2 million in the third quarter of fiscal 2005 due to higher debt outstanding throughout the third quarter of 2005 and a higher average interest rate on both the high-yield financing consummated at the end of the second quarter of 2004 and the deemed landlord financing obligations.

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

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $1,005,000 for the 84-day period ended July 8, 2004.  The correcting entries consisted of a $1,567,000 decrease in other operating expenses, a $41,000 decrease in franchise operating expenses and a $2,613,000 increase in interest expense.

The net impact to correctly classify the aforementioned leases as financing transactions increased loss before income taxes by $3,101,000 for the 256-day period ended July 8, 2004.  The correcting entries consisted of a $4,855,000 decrease in other operating expenses, an $123,000 decrease in franchise operating expenses and a $8,079,000 increase in interest expense.

(ii)       Understated Straight-Line Rent Expense

GAAP requires that leases for which there are scheduled rent increases over the term of the lease be accounted for at the average rent payment, or on a straight-line basis, over the applicable term with the differences being recorded on the balance sheet as a deferred rent liability.  We did not appropriately straight-line its rents for certain locations, which resulted in understated operating expenses in prior financial reporting periods.  The net impact to correctly straight-line rents resulted in an increase in other operating expenses and an increase in the loss before income taxes of $126,000 and $383,000 for the 84-day and 256-day periods ended July 8, 2004, respectively.

(iii)     Understated Depreciation and Amortization Expense

We generally have historically depreciated our buildings and leasehold improvements over the lesser of the asset’s useful life or the initial term of the associated lease unless an economic penalty would occur from not exercising renewal options, in which case, the assets are depreciated over the lesser of the asset’s useful life or the reasonably assured lease term.  However, in performing a detailed review of our depreciable assets, it was determined that buildings and leasehold improvements for approximately 31 restaurant properties had incorrect depreciable lives resulting in an understatement of depreciation expense, predominantly in earlier periods.  The net impact of the correction of our leasehold improvement depreciable lives resulted in an increase in other operating expenses and an increase in the loss before income taxes of $21,000 and $50,000 for the 84-day and 256-day periods ended July 8, 2004, respectively.

(iv)      Understated Interest Expense on Preferred Stock Warrant Accretion

We also determined it was appropriate to record additional adjustments which were previously deemed immaterial.  The adjustments related to interest expense and preferred dividends imputed from the accretion of preferred stock warrants with anti-dilutive provisions issued originally to certain debt holders at the time of our June 2003 purchase.  For the 84-day and 256-day periods ended July 8, 2004, additional preferred stock and interest expense of $0 and $88,000, respectively, was recorded as a result of the correction of this error.

(v)       Accounting for Income Taxes

In addition to the impact on our income tax provision resulting from the accounting corrections discussed above, we also determined that our accounting for income taxes related to its purchase business combinations was not correct.  Under FASB SFAS No. 109, “Accounting for Income Taxes,” companies are to recognize deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation in a purchase business combination (except for the portion of goodwill that is not deductible for tax purposes).  The provisions of SFAS No. 109 apply to basis differences that arise in both taxable and nontaxable business combinations.  In both our 2001 and 2003 business acquisitions, certain purchase price allocations were not correctly tax effected.  The correction resulted in recognition of additional deferred tax liabilities and a corresponding increase in goodwill.  The impact of the corrections decreased our provision for income taxes by $427,000 and $1,584,000 for the for the 84-day and 256-day periods ended July 8, 2004, respectively.

We restated our annual consolidated financial statements with the filing of an amended Annual Report on Form 10-K/A with the SEC for our fiscal year ended October 28, 2004.

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

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results. Favorable workers compensation claims experience related to recent years has permitted a reduction in workers compensation expense accruals in fiscal 2005 versus previous years.  Should the current claims experience trends continue, it is likely further expense reductions will be made.

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

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first three quarters of fiscal 2005 and fiscal 2004 consisted of 259 and 256 days, respectively, reflecting the difference in duration of the first quarter of those years.  The second, third and fourth quarters of fiscal 2005 and fiscal 2004 are the same in duration.  Fiscal 2005 will consist of 53 weeks, or 371 total days, while fiscal 2004 consisted of 52 weeks and four days, or 368 total days.

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

Results of Operations

	84 Days Ended	84 Days Ended	259 Days Ended	256 Days Ended
(in Thousands)	July 14, 2005	July 8, 2004	July 14, 2005	July 8, 2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	$91,225	$88,958	$288,087	$280,347
Franchise operations	1,283	1,165	3,703	3,495
	92,508	90,123	291,790	283,842
Costs and expenses:
Restaurant costs:
Food	23,702	24,571	76,307	76,667
Labor	29,861	28,827	92,143	89,125
Other operating expenses	24,720	22,923	77,823	74,485
Franchise operating expenses	480	512	1,512	1,605
General and administrative expenses	6,234	5,602	19,112	17,503
Litigation settlement	(408)	—	(408)	—
Transaction expenses	—	—	15	45
Management fees	196	196	588	897
Impairment of assets	—	—	—	22
	84,785	82,631	267,092	260,349
Operating profit	7,723	7,492	24,698	23,493
Interest expense	(6,577)	(6,383)	(20,031)	(18,488)
Debt extinguishment costs	—	—	—	(6,856)
Other income, net	211	111	437	161
Income (loss) before income taxes	1,357	1,220	5,104	(1,690)
Provision for income taxes (benefit)	49	247	1,072	(1,043)
Net income (loss)	1,308	973	4,032	(647)
Preferred stock dividends and accretion	(1,989)	(1,778)	(5,964)	(5,244)
Net loss attributable to common stockholders	$(681)	$(805)	$(1,932)	$(5,891)

	84 Days Ended	84 Days Ended	259 Days Ended	256 Days Ended
	July 14, 2005	July 8, 2004	July 14, 2005	July 8, 2004
		(As restated)		(As restated)
Revenues:
Restaurant operations	98.6%	98.7%	98.7%	98.8%
Franchise operations	1.4	1.3	1.3	1.2
	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	26.0	27.6	26.5	27.3
Labor	32.8	32.4	32.0	31.8
Other operating expenses	27.1	25.8	27.0	26.6
Franchise operating expenses	0.5	0.6	0.5	0.6
General and administrative expenses	6.7	6.2	6.5	6.2
Litigation settlement	(0.4)	—	(0.1)	—
Transaction expenses	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.3
Impairment of assets	—	0.0	—	0.0
	91.7	91.7	91.5	91.7
Operating profit	8.3	8.3	8.5	8.3
Interest expense	(7.1)	(7.1)	(6.9)	(6.5)
Debt extinguishment costs	—	—	—	(2.4)
Other income, net	0.2	0.2	0.1	0.0
Income (loss) before income taxes	1.4	1.4	1.7	(0.6)
Provision for income taxes (benefit)	0.0	0.3	0.3	(0.4)
Net income (loss)	1.4	1.1	1.4	(0.2)
Preferred stock dividends and accretion	(2.1)	(2.0)	(2.0)	(1.8)
Net loss attributable to common stockholders	(0.7)%	(0.9)%	(0.6)%	(2.0)%

84 Days Ended July 14, 2005 (“Third Quarter of Fiscal 2005”) Compared to 84 Days Ended July 8, 2004 (“Third Quarter of Fiscal 2004”)

Total revenues increased by $2.4 million, or 2.6%, to $92.5 million in fiscal 2005’s third quarter, from $90.1 million for the same quarter in fiscal 2004.  The increase was due principally to sales stemming from the net 10 additional restaurants opened since the end of the third quarter of fiscal 2004.  However, we experienced a net 0.8% decrease in same unit sales for the third quarter of fiscal 2005 over the third quarter of fiscal 2004. Village Inn same unit sales for the third quarter of fiscal 2005 increased 0.6% over the third quarter of fiscal 2004, but Bakers Square same unit sales decreased 2.0% over the same period. Average guest spending, increased 3.5% at Village Inn and 2.8% at Bakers Square in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Food costs decreased by $0.9 million, or 3.7%, to $23.7 million in the third quarter of fiscal 2005, from $24.6 million for the third quarter of fiscal 2004.  Food costs as a percentage of restaurant revenues decreased to 26.0% in the third quarter of fiscal 2005 from 27.6% in the third quarter of fiscal 2004, as the contribution at the Company’s pie manufacturing facilities improved significantly in the 2005 third quarter and commodity cost increases at the restaurant level were more than offset by menu price increases.

Labor costs increased by $1.1 million, or 3.8%, to $29.9 million in the third quarter of fiscal 2005, from $28.8 million for the third quarter of fiscal 2004.  As a percentage of restaurant revenues, labor costs increased to 32.8% from 32.4% over these periods. The increase in percentage labor costs was due largely to negative leverage resulting from the lower same unit sales in the Bakers Square operating unit and minimum wage increases in Florida and Illinois in May 2005.

Other operating expenses increased by $1.8 million, or 7.9%, to $24.7 million in the third quarter of fiscal 2005 from $22.9 million for the third quarter of fiscal 2004. Other operating expenses as a percentage of restaurant revenues increased to 27.1% from 25.8% over these periods. This percentage increase was primarily due to higher utility and occupancy costs, in addition to higher advertising costs.  The increased advertising costs were a result of incremental costs associated with the hiring of an advertising agency to enhance the Company’s advertising initiatives, in addition to incremental spending in the 2005 third quarter over that of the previous year’s third quarter reflecting efforts to spread our advertising expenditures more evenly over the fiscal 2005 year as compared to fiscal 2004. Utility costs increased predominantly due to higher rates and higher usage from warmer weather.  The increase in percentage occupancy costs was due to significantly higher pre-opening costs associated with the increased new restaurant opening activity and to negative leverage stemming from normal occupancy costs increases relative to the decline in comparable restaurant sales.

General and administrative expenses increased $0.6 million, or 10.7%, to $6.2 million for the third quarter of fiscal 2005 from $5.6 million for the third quarter of fiscal 2004. The increase was a result of higher human resources costs associated with the opening of new restaurants and legal fees related to on-going litigation, partially offset by lower bonus expense.  As a percentage of revenues, general and administrative expenses were 6.7% in the third quarter of fiscal 2005 and 6.2% in the third quarter of fiscal 2004.

Operating profit increased by $0.2 million, or 2.7%, to $7.7 million in the third quarter of fiscal 2005, from $7.5 million for the third quarter of fiscal 2004. Operating profit as a percentage of total revenues for the third quarters of fiscal 2005 and fiscal 2004 was 8.3%.  In addition to the impacts noted above, operating profit in the third quarter of 2005 was increased by a $0.3 million reduction in workers compensation expense versus the comparable period of 2004, due to favorable claims experience.

Interest expense increased by $0.2 million, or 3.1%, to $6.6 million in the third quarter of fiscal 2005, from $6.4 million for the third quarter of fiscal 2004. The increase was due to higher debt outstanding throughout the third quarter of 2005 and a higher average interest rate on both the high-yield financing consummated at the end of the second quarter of 2004 and the deemed landlord financing obligations.

Provision for income taxes (benefit) for the third quarter of fiscal 2005 was $0.1 million, compared to $0.2 million for the third quarter of fiscal 2004.  The effective tax rate was not significant for the third quarter of fiscal 2005 compared to 20.2% in fiscal 2004’s third quarter, as restated.  The provisions differ from our blended federal and state statutory rate of 39.9% principally due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) increased by $0.3 million to $1.3 million of income in the third quarter of fiscal 2005 from $1.0 million in the third quarter of fiscal 2004.  Net income as a percentage of total revenues increased to 1.4% from 1.1% over these periods.

Preferred stock dividends and accretion increased by $0.2 million to $2.0 million in the third quarter of fiscal 2005 from $1.8 million for the third quarter of fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends.

259 Days Ended July 14, 2005 (“First Three Quarters of Fiscal 2005”) Compared to 256 days Ended July 8, 2004 (“First Three Quarters of Fiscal 2004”)

Total revenues increased by $8.0 million, or 2.8%, to $291.8 million in the first three quarters of fiscal 2005, from $283.8 million for the first three quarters of fiscal 2004.  The increase was partly due to operating approximately ten more locations on average during the first three quarters of fiscal 2005 compared to the same quarters of fiscal 2004 and the three extra operating days in the first three quarters of fiscal 2005.  However, we experienced a net 1.5% decrease in same unit sales for the first three quarters of fiscal 2005 over the same quarters of fiscal 2004 with Village Inn same unit sales increasing 1.3% and Bakers Square same unit sales decreasing 3.8% over the same period.  Average guest spending, increased 3.3% at Village Inn and 2.5% at Bakers Square in the first three quarters of fiscal 2005 compared to the same quarters in fiscal 2004.

Food costs decreased by $0.4 million, or 0.5%, to $76.3 million in the first three quarters of fiscal 2005, from $76.7 million for the same quarters of fiscal 2004.  Food costs as a percentage of restaurant revenues decreased to 26.5% for the first three quarters of fiscal 2005 from 27.3% in the same quarters of fiscal 2004.  The first three quarters of fiscal 2004 experienced a spike in commodity prices, especially dairy.

Labor costs increased by $3.0 million, or 3.4%, to $92.1 million in the first three quarters of fiscal 2005, from $89.1 million for the same quarter of fiscal 2004, but as a percentage of restaurant revenues increased only modestly to 32.0% from 31.8% over these periods.

Other operating expenses increased by $3.3 million, or 4.4%, to $77.8 million in the first three quarters of fiscal 2005 from $74.5 million for the same quarters of fiscal 2004 and, as a percentage of restaurant revenues increased to 27.0% for the first three quarters of fiscal 2005 from 26.6% in the same quarters of fiscal 2004.  Higher credit card fees, utility and occupancy costs were offset by lower advertising costs.

General and administrative expenses increased $1.6 million, or 9.1%, to $19.1 million for the first three quarters of fiscal 2005 from $17.5 million for the first three quarters of fiscal 2004. The increase was principally a result of higher hiring and training costs related to the increased growth in new restaurants and legal fees associated with on-going litigation.  As a percentage of revenues, general and administrative expenses increased to 6.5% in the first three quarters of fiscal 2005 from 6.2% in the same quarters of fiscal 2004.

Operating profit increased $1.2 million, or 5.1%, to $24.7 million in the first three quarters of fiscal 2005, from $23.5 million for the same quarters of fiscal 2004. Operating profit as a percentage of total revenues was 8.5% and 8.3% for the first three quarters of fiscal 2005 and fiscal 2004, respectively. The improvement was due largely to the increased restaurant sales and lower relative food costs.

Interest expense increased by $1.5 million, or 8.1%, to $20.0 million in the first three quarters of fiscal 2005, from $18.5 million for the same quarters of fiscal 2004. Interest expense as a percentage of total revenues increased to 6.9% from 6.5% over these periods. This increase was due primarily to higher average debt balances and interest rates on debt refinanced in April 2004.

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

Provision for income taxes for the first three quarters of fiscal 2005 was $1.1 million, compared to a $1.0 million benefit for the same quarters of fiscal 2004.  The effective tax rate was 21.0% for the first three quarters of fiscal 2005 compared to 61.7% benefit in fiscal 2004’s first three quarters.  The provisions differ from our blended federal and state statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income increased by $4.6 million to $4.0 million of income in the first three quarters of fiscal 2005 from a loss of $0.6 million in the same quarters of fiscal 2004.  Net income as a percentage of total revenues increased to 1.4% from a negative 0.2% over these periods.  The increase largely resulted from debt extinguishment costs incurred in fiscal 2004.

Preferred stock dividends and accretion increased by $0.8 million to $6.0 million in first three quarters of fiscal 2005 from $5.2 million for first three quarters of fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends.

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

For the balance of fiscal 2005, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $12 million, reflecting an acceleration of our unit growth.  Of this amount, $7 million is expected to be spent on new restaurant construction, $3 million for remodels and the remainder on capital maintenance and other support related projects. We currently expect to open an estimated 22 to 25 new restaurants in fiscal 2005, including the ten we opened through the third quarter.

We will also be required to make cash payments associated with certain litigation settlements (refer to Note 5 to our unaudited consolidated financial statements and Part II Item 1. Legal Proceedings included elsewhere herein for further discussion).  We expect our ultimate maximum net cash outlay for these litigation settlements to be $2.8 million reflecting indemnification of pre-acquisition activities by our predecessor for the balance of the $5.3 million proposed settlements.  It is expected that the timing will require that the settlement be paid out in advance of receipt of the indemnification proceeds.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On July 14, 2005, we had outstanding receivables of $1.2 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

Concurrent with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On July 14, 2005, we had issued letters of credit aggregating $7.2 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of July 14, 2005, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $22.8 million.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. At July 14, 2005, the interest rates were 6.5% for term loan borrowings.  Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On July 14, 2005, we were in compliance with these requirements.

We are subject to capital lease obligations related to five of our leased properties. The principal component of our capital lease obligations was $0.3 million as of July 14, 2005. These capital leases have expiration dates ranging from October 2005 to June 2011.

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

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.4 million as of July 14, 2005.

As of July 14, 2005, our commitments with respect to the above obligations were as follows (in millions):

	Payments due by periods
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$15.0	$—	$—	$15.0	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	141.5	—	—	15.0	126.5
Capital lease obligations(1) (2)	0.3	0.1	0.1	0.1	—
Operating lease obligations(2)	189.6	19.2	34.0	27.2	109.2
Deemed landlord financing liability (1) (2)	317.5	13.0	26.3	27.0	251.2
Letters of credit (3)	7.2	7.2	—	—	—
Purchase commitments(4)	16.7	16.7	—	—	—
Total	$672.8	$56.2	$60.4	$69.3	$486.9

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

(4)   We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at July 14, 2005 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	259 Days Ended	256 Days Ended
	July 14,	July 8,
	2005	2004
		(As restated)
Net cash provided by operating activities	$25.3	$18.4
Net cash used in investing activities	(22.1)	(11.3)
Net cash provided by (used in) financing activities	8.1	(7.1)
Net increase (decrease) in cash and cash equivalents	$11.3	$0.0

Operating activities

For the first three quarters of fiscal 2005, cash flows from operating activities increased $6.9 million compared to the same quarters of fiscal 2004.  The increase resulted primarily from payments of debt extinguishment costs in fiscal 2004 and favorable changes in working capital in the first three quarters of 2005 compared to the same quarters of 2004, primarily related to funding of cash overdraft balances.

Investing activities

Net cash used in our investing activities in the first three quarters of fiscal 2005 and 2004 consisted primarily of capital expenditures.  Our capital expenditures for property and equipment in the first three quarters of fiscal 2005 and 2004 were comprised of the following (in millions):

	July 14, 2005	July 8, 2004
		(As restated)
New store construction	$3.7	$1.5
Existing store remodel and refurbishment	3.4	3.3
Capital replacements	3.2	2.9
Corporate related	1.6	1.2
Purchase of property and equipment	$11.9	$8.9

In addition to the capital expenditures noted above, we incurred $10.4 million for assets under deemed landlord finance liability during the first three quarters of fiscal 2005 compared to $2.7 million in the same quarters of fiscal 2004.  We opened ten new restaurants in the first three quarters of fiscal 2005 and three restaurants in the same quarters of fiscal 2004. Also, we had an additional nineteen locations under construction at the end of the third quarter of fiscal 2005.

Financing activities

Our financing activities provided cash of $8.1 million during the first three quarters of fiscal 2005, consisting principally of $9.2 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, partially offset by the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28, 2004.

During the first three quarters of fiscal 2004, we used cash in financing activities of $7.1 million, consisting primarily of repayments of $9.8 million to reduce the amount of borrowings under our credit facility, debt issuance costs of $5.9 million, the payment of our term loans in the amount of $132.5 million partially offset by proceeds from the issuance of debt of $140.0 million.

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

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of July 14, 2005, $15.0 million, or 10.7% of our total debt and capitalized lease obligations of $140.6 million, bears interest at a floating rate.  A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of July 14, 2005, would increase our future interest expense by approximately $0.2 million per year.  This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

Many of the ingredients purchased for use in the products sold to our guests are subject to unpredictable price volatility outside of our control.  We try to manage this risk by entering into selective short-term agreements for the products we use most extensively.  Also, we believe that our commodity cost risk is diversified as many of our food ingredients are available from several sources and we have the ability to modify recipes or vary our menu items offered.  Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future.  To compensate for a hypothetical price increase of 10% for food ingredients, we would need to increase prices charged to our guests by an average of approximately 2.6%.  We have not historically used financial instruments to hedge our commodity ingredient prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them timely to material information required to be included in our Exchange Act filings due primarily to the lease restatement issue noted below.

On March 21, 2005, we announced that our financial statements were likely to be restated, relating to certain lease accounting and leasehold improvement depreciation accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices.  This restatement is described elsewhere in this Form 10-Q and in the Form 10-K/A we filed with the Securities and Exchange Commission (“SEC”) on May 18, 2005.  Our conclusion to change our accounting policies and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005.  Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices and the calculation of deferred taxes in relation to business combinations were not effective, which we believe represented a material weakness in internal control over financial reporting.

As of July 14, 2005, we have remediated the material weaknesses related to both our lease accounting practices and our accounting for deferred taxes related to business combinations.  We have updated our internal controls to require an evaluation of the applicable lease provisions that could affect, in the context of current interpretive guidance pertaining to the application of GAAP for lease accounting, the classification and accounting for such transactions.  We have also adopted a policy to engage appropriate third party consulting support in the event that we enter into different types of lease transactions or business combinations with material tax effects.

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

The parties entered into a settlement agreement, which was approved on June 1, 2005. Under the terms of the settlements, we agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.

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

The former shareholders of Midway Investors Holdings Inc. have acknowledged they are liable to the Company for the pre-closing portion of class action settlement agreements. Currently, the Company and the former shareholders are in discussions regarding the final settlement amount. During the fourth quarter of fiscal 2004, the Company established a receivable of $3.4 million on the Company’s consolidated balance sheet for the former shareholders’ estimated portion of the settlement.

In the third quarter of 2005, the $6.55 million reserve mentioned above was reduced to $5.3 million, as the information regarding the ultimate costs was finalized by the trustee.  The associated receivable was reduced by $0.8 million, in conjunction with the reduction to the estimated reserve for the settlement agreements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)           Exhibits

31.1         Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended July 14, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 14, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the third quarter of fiscal 2005 ended July 14, 2005, we filed the following reports on Form 8-K:

Current report on Form 8-K on May 25, 2005, announcing financial results for our second quarter ended April 21, 2005.

Current report on Form 8-K on June 1, 2005, announcing the settlement of the class action lawsuit.

Current report on Form 8-K on June 8, 2005, announcing change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: August 29, 2005

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2005

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)