Form 10-K
period 2005-11-03
VICORP RESTAURANTS INC
filed 2006-02-01
CIK 703799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 3, 2005

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES   ☐   NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       YES   ☒   NO   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K:   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐   NO   ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

Number of shares of Common Stock, $.0001 par value, outstanding at December 31, 2005: 1,430,503, excluding treasury shares.

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

FORM 10-K INDEX

PART I

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

•      Our liquidity and capital resources;

•      the loss of key employees;

•      the impact of having a controlling shareholder; and

•      Loss development factors used in determining our insurance reserves.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business - Risk factors related to our business.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “VICORP,” “we,” “us” and “our” refer to VI Acquisition Corp. and our consolidated subsidiaries including VICORP Restaurants, Inc.

PART I

Item 1.                    Business.

Our company

We operate family-dining restaurants under two proven and well-recognized brands, Village Inn and Bakers Square. As of November 3, 2005, our company, which was founded in 1958, had 387 restaurants in 25 states, consisting of 287 company-operated restaurants and 100 franchised restaurants.   Our restaurant locations are concentrated in particular regions in order to maximize operating efficiencies, including regional management, purchasing and advertising penetration. In addition to our restaurants, we operate three strategically located pie production facilities that produce premium pies that are offered in our restaurants and sold to third-party customers. Our revenues increased from $379.9 million in 2001 to $412.7 million in 2005. Both of our restaurant concepts operate in the stable family-dining segment of the restaurant industry. Over our 47-year history, we have concentrated on providing our customers great-tasting, high-quality food at reasonable prices with fast and friendly service. Our commitment to an attractive price-to-value relationship has enabled us to develop a stable base of repeat customers.

We continually seek to increase the efficiency of our operations, increase customer visits and sales per customer, provide new menu options for our guests and increase sales of higher margin items. Significant investments in our brands and operational improvements, including an investment of approximately $7.2 million to upgrade our information and restaurant point-of-sale (“POS”) systems in 2002 and 2003, ongoing remodeling of our restaurants and reductions in purchasing and manufacturing costs have enabled us to improve our prime margin, which is our profitability expressed as a percentage of restaurant sales after deducting our two most significant costs, food and labor.  Prime margin improved from 38.8% in 2001 to 41.5% in 2005.  In addition, we have increased our margins by providing our managers with extensive training and the tools necessary to effectively operate our business, such as on-line ordering and bill processing and real-time information on key business metrics. We continually engage in selective menu engineering and the development of updated menu items for our restaurants such as our signature oven-roasted focaccia sandwiches in our Village Inn restaurants, seasonal offerings such as artisan-style bread bowls filled with hearty soups and stews and new flavors of pie offerings in our Bakers Square restaurants. Our other efforts to drive sales growth include creative marketing programs, the hiring of a new ad agency, and expansion of our third-party customer base for our pies.

Village Inn

We opened our first Village Inn restaurant in 1958, and as of November 3, 2005 we had 235 locations, 135 of which were operated by our company and 100 of which we franchised. Our company-operated Village Inn restaurants are located in ten states, primarily in the Rocky Mountain region (82 units), the Midwest (38 units), and Florida (13 units).  Village Inn is focused on family dining and appeals to a large segment of the population, and we believe it has a strong reputation for fast and friendly service, fresh food and reasonable prices. We are known for serving fresh breakfast items throughout the day, including our Ultimate Skillet meals, Pecan Roll French Toast, made-from-scratch buttermilk pancakes and fluffy three-egg omelets. Breakfast items accounted for 60% of Village Inn sales in 2005. We have also successfully leveraged our strong breakfast heritage to establish a well-developed brand platform encompassing a broad selection of traditional American fare for lunch and dinner, at price points that position us in the mid-range of the family-dining segment. Signature items on our lunch and dinner menus include our Portabella Chicken Skillet and our All-World Double Cheeseburger®. We frequently review and update our menus with the assistance of our team of in-house research and development chefs to enhance the attractiveness of our menu offerings to our customers. Customer loyalty is one of Village Inn’s strongest characteristics, with a significant number of customers who patronize our restaurants three or more times a month.

Our Village Inn restaurants are predominantly free-standing units which average approximately 5,000 square feet in size and can seat between 120 and 180 people. We are typically open from 6 a.m. to 12 a.m., allowing us to effectively generate revenue in all three day parts. Our typical entrée prices range from $4.29 to $9.99 for breakfast items and from $4.99 to $10.89 for lunch and dinner items, with an average per-person check of $7.41 overall in 2005. In order to improve our efficiency and purchasing power, our menus are standardized throughout the United States, with some variations driven by regional preferences. In 2005, Village Inn’s average unit sales were $1.54 million, and corresponding average restaurant operating cash flow was $307,000, representing a 19.9% margin.

Bakers Square

The Bakers Square concept began in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. Since then, we have grown Bakers Square to 152 company-operated restaurants as of November 3, 2005. Our Bakers Square restaurants are located in eight states, including California (48 units), Illinois (47 units) and Minnesota (25 units). The foundation of the Bakers Square concept is our signature freshly baked pies, which accounted for 25.0% of Bakers Square’s sales in 2005. Building upon our reputation for quality pies, we have extended our offerings to include popular traditional American fare for breakfast, lunch and dinner. Bakers Square offers dozens of varieties of multi-layer specialty pies made from premium ingredients, which differentiates the concept from our family-dining competitors. Many of our customers complement their lunch or dinner with a serving of pie, while others purchase whole pies for at-home consumption throughout the year, and particularly around the holidays. As with Village Inn, we use our team of in-house research and development chefs to regularly update the Bakers Square menu offerings to attract a wider demographic range of diners and increase repeat business from existing customers. For example, we have successfully promoted our artisan-style bread bowls filled with hearty soups and stews, along with popular menu favorites like our Stir-Fry Chicken Pita, Slow-Roasted Turkey Focaccia, Honey Mustard Chicken and Portabella Pot Roast.

Our Bakers Square restaurants are free-standing units which average approximately 4,500 square feet in size and can generally seat between 120 and 160 people. We are typically open from 7 a.m. to 11 p.m., with our highest traffic generated at lunch and dinner. Our typical entrée prices range from $4.29 to $9.99 for breakfast items and from $5.49 to $11.29 for lunch and dinner items, with an average per-person check of $8.76 overall in 2005. As with Village Inn, our menus are standardized across the United States, with some variations driven by regional preferences. In 2005, Bakers Square’s average unit sales were $1.45 million, and corresponding average restaurant operating cash flow was $220,000, representing a 15.2% margin.

In fiscal 2005, we opened one remodeled test unit.  We are currently in the process of evaluating performance data to determine the appropriate model for the future Bakers Square units.

Pie production operations

Complementing our restaurant operations, we produce premium pies for the Bakers Square and Village Inn restaurants and for sale to select third-party customers. In 2005, we produced 15.4 million premium pies. By producing pies at our three strategically located facilities, we are able to control the quality, consistency and freshness of our pies and enhance our distribution capabilities. We differentiate ourselves from other pie manufacturers by producing multi-layer pies, using premium ingredients such as fresh cream, whole fruits and high quality pie crusts, and maintaining a strict shelf life policy of no more than three days for the fresh pies in our restaurants. At the 2005 National Pie Championships, we won 21 first place awards, which was more than any other competitor.

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

Industry overview

The restaurant industry is a significant contributor to the U.S. economy, with total 2005 sales of $476 billion, the fourteenth consecutive year of real growth. We believe this growth can be attributed to several key lifestyle and demographic trends, including the continued increase in spending on food consumed away from home and restaurant dining, and the continued growth in disposable incomes and key age groups of the population. The restaurant industry can be divided into two primary operating segments: full service restaurants (“FSR”) and limited service restaurants (“LSR”). Restaurants operating in the FSR segment present broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the LSR segment serve customers at a counter or through a drive-thru window.

Our Village Inn and Bakers Square concepts operate in the “family-dining” category of the FSR segment. The family-dining category is estimated to be near 6% of the total sales of the top 100 restaurants per the National Restaurant Association.  While not exhibiting the higher growth of certain other segments, we believe the family-dining category has a loyal customer base and stable characteristics. We believe that family-dining restaurants offer consumers a consistent dining experience with quality food at a lower cost per check than other FSR dining options.

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

We completed an initial public offering in 1982 and changed our name from Village Inn Pancake House, Inc. to VICORP Restaurants, Inc. Following our initial public offering, we were publicly traded until we were acquired in a going-private transaction led by the private equity firms Goldner Hawn Johnson & Morrison and BancBoston Capital in May 2001. In June 2003, we were acquired in a transaction led by the private equity firm Wind Point Partners.  In April 2004, we completed a private placement of senior unsecured notes.  The registration statement relating to these notes was declared effective and the unregistered notes were exchanged for registered notes in August 2004.

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

We use updated information systems, including our ReMACS back-office system, our POS system and our enterprise resource planning system. Our ReMACS information system provides our restaurant managers with improved electronic food ordering, inventory, ideal and actual food cost reporting, cash control and labor management tools. By using our recently upgraded POS system in our restaurants, we are able to track sales, product mix, labor dollars and hours, and credit card and cash deposit information for each of our restaurants on a daily basis. We use an SAP enterprise resource planning system in our pie production facilities to measure and reduce waste, labor costs and inventory levels. In addition, to enable us to better understand and manage our operations, we maintain a central database of information and data relating to decisions support, cash and sales, enterprise resource planning and our vital systems.

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

We use our in-house development team, including real estate, design and legal professionals, to find, evaluate and negotiate new sites for our restaurants. We evaluate potential sites based on a number of criteria, including surrounding population density, demographic information, median household income and size, location, area restaurant competition, traffic, access, visibility, potential restaurant size, parking and signage capability. We also selectively use outside consultants who specialize in site evaluation to provide independent validation of our sales potential estimates for new sites. In fiscal 2005, we opened 18 new restaurants.

We may also purchase our competitors’ sites and convert them to our restaurant concepts. We evaluate each potential conversion site using the same criteria that we use to evaluate new restaurant sites. We believe that conversion can be a cost-effective method for adding new restaurants.

We also seek to grow by purchasing franchised Village Inn restaurants from our franchisees. These opportunities may arise as our franchisees retire or seek liquidity for their investment. For example, in 2003 we acquired eight franchised Village Inn restaurants located in the Albuquerque, New Mexico area.  Additionally, we completed a transaction in January 2006 with a franchisee in Oklahoma in which we purchased four Village Inn restaurants.  We plan to purchase one additional restaurant from the same franchisee by the end of March 2006.

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

Each of our restaurants is typically managed by one general manager, one associate manager and one assistant manager. On average, general managers possess over eight years of experience with us. Each of our general managers has primary responsibility for day-to-day operations in one of our restaurants, including hiring/firing, scheduling, cleanliness of the restaurant and restaurant cash flows. The restaurant managers are supported by Regional Managers, Regional Vice Presidents (or District Managers in California) and our corporate office. As of November 3, 2005, we had 34 Regional Managers, each of whom is responsible for managing approximately nine restaurants in a designated geographic region in a manner consistent with our strategies, policies and standards of quality. The Regional Managers report to one of three Regional Vice Presidents of Operations or the District Managers (in California). Our Regional Vice Presidents of Operations participate in every aspect of our restaurant operations, from organizing quality management teams for the restaurants to routine visits to each location.

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

Marketing, advertising and menu development

The family-dining segment in which our restaurant concepts operate attracts customers seeking quality, consistency, variety and value, with an average per-person check typically between $6 and $9. Our mid-range price positioning in the family-dining segment provides the competitive advantage of flexibility in menu choices by offering higher or lower priced items based on customer preferences. We use various marketing techniques, such as television and radio (in geographic markets where we have sufficient market penetration), newspaper, direct mail and point-of-purchase materials to promote our restaurant concepts and gain market share.   During 2005, we engaged Catapult Marketing as our new ad agency.  We believe Catapult’s expertise in developing national consumer promotions will enhance our efforts to continue to build both the Village Inn and Bakers Square brands.

In our ongoing effort to maximize our sales and profitability, we engage in careful menu engineering and the development of new menu items. We maintain a modern test kitchen at our headquarters staffed by highly qualified food professionals who create new menu offerings as well as new pie recipes. Before new items are introduced, a program of testing is undertaken to assess customer acceptance and implementation considerations. In preparing menu items, we emphasize quality and freshness, as well as trends in the family-dining segment. New items may be offered on a promotional or seasonal basis, serve as special items to provide variety to our regular menus, or become a permanent part of our offerings.

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

Franchise program

We established our first Village Inn franchise in 1961. As of November 3, 2005 we had a total of 100 franchised Village Inn restaurants, operated by 25 franchisees, each with one to eleven restaurants. We believe that we currently enjoy solid working relationships with our franchisees. We presently intend to focus our expansion efforts on company-operated restaurants but may pursue selected franchising opportunities.  We completed a transaction in January 2006 with a franchisee in Oklahoma in which we purchased four Village Inn restaurants.  We plan to purchase one additional restaurant from the same franchisee by the end of March 2006.

We generally seek franchisees that have related business experience and access to capital to build out and support the Village Inn concept. We also provide our franchisees with access to training, marketing, quality control, purchasing/distribution and operations assistance.  Our current franchisees pay royalty fees between 2% and 4% of gross sales.  Additionally, our current franchisees pay marketing fees between zero and 2% of gross sales.  Our franchise consultants work toward visiting each of our Village Inn franchisees approximately four times a year to monitor their business and to ensure that their stores meet with our quality standards.

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

Intellectual property

We have an extensive portfolio of registered service marks, trademarks and logos, including “Bakers Square®,” “Village Inn®,” “Village Inn Pancake House®,” “Best Pie in America®,” “Great Food. Unbelievable Pie®,” “The Skillet Experts®,” “Good Food … Good Feelings®,” “The Breakfast Experts®” and “J. Horner’s®.” We believe that our service marks, trademarks and logos are valuable to the operation of our restaurants and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our service marks, trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks, trademarks or logos. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our concepts, and any litigation to enforce our rights will likely involve significant costs.

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

Employees

As of November 3, 2005, we had 12,674 employees, consisting of 7,607 part-time employees and 5,067 full-time employees. We employ 175 employees at our corporate headquarters. Our employees are not covered by any collective bargaining agreement, and we consider our employee relations to be good. In 2003, employees at one of our pie manufacturing facilities conducted an election to unionize our 138 employees at that facility. This effort was unsuccessful; however, our employees could engage in future unionization efforts that may succeed.

Risk factors related to our business

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged. The following chart shows our level of indebtedness and certain other information as of November 3, 2005:

(In millions)	As of November 3, 2005
Senior secured credit facility
Revolving credit facility(1)	$6.7
Term loan	15.0
10 ½% senior unsecured notes	126.5
Unamortized original issue discount	(1.2)
Capitalized leases	.2
Total indebtedness (2)	$147.2
Stockholders’ equity	$71.9

(1)   Does not include $7.3 million of outstanding letters of credit that were issued under the senior secured revolving credit facility as of November 3, 2005. We are able to borrow under the senior secured revolving credit facility the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit facility) minus the original principal amount of our senior secured term loan. Our senior secured revolving credit facility has a $15.0 million sublimit for letters of credit. As of November 3, 2005, our borrowing base supported $30.0 million of borrowings.

(2)   Does not include deemed landlord financing liability.

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

Historically, there is a “ramp-up” period of time before a new restaurant location achieves its targeted level of performance. This phenomenon is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as lack of market familiarity and acceptance when we enter new markets and lack of experienced staff. We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or our restaurants’ atmosphere or menus might not appeal to them.

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

We currently purchase our raw materials from various suppliers. Most of our suppliers drop-ship directly to our pie production facilities. Our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in delivery of supplies, diminished control over quality and a potential lack of adequate raw material capacity. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants or pie production facilities, we may be unable to replace the suppliers in a short period of time on acceptable terms. For example, labor disputes at any of our suppliers could result in those suppliers being unable to provide us with raw materials or supplies that we depend upon to run our business. Our inability to replace the suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants or pie production facilities of food and other items.

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

We were a defendant in two purported class action claims in California related to overtime and other wage payments. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The parties entered into a settlement agreement which was approved June 1, 2005. Under the terms of the settlements, we agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.

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

The former shareholders of Midway Investors Holdings Inc. filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway Investors Holdings Inc. claimed, among other allegations, that we improperly sought indemnification and denied liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

The former shareholders of Midway Investors Holdings Inc. have acknowledged they are liable to us for the pre-closing portion of settlement agreements. During the fourth quarter of fiscal 2004, we established a receivable of $3.4 million on our consolidated balance sheet for the former shareholders’ estimated portion of the settlement.   In the third quarter of 2005, the $6.55 million reserve mentioned above was reduced to $5.3 million, as the information regarding the ultimate costs was finalized by the trustee.  The associated receivable from the former Midway shareholders was reduced by $0.8 million, in conjunction with the reduction to the estimated reserve for the settlement agreements, resulting in a receivable balance of $2.65 million

We have, through our parent VI Acquisition Corp., entered into an agreement to settle claims brought against the former shareholders of Midway Investor Holdings Inc., in the Circuit Court of Cook County, Illinois, seeking indemnification under the purchase agreement dated June 14, 2003 and to settle claims brought against us by the former shareholders of Midway Investor Holdings Inc. in the Superior Court, Department of Trial Court in the Commonwealth of Massachusetts, Business Litigation Section, seeking release of the escrow funds under the purchase agreement. In connection with the settlement of these claims, VI Acquisition Corp. received a settlement payment of $2.65 million in December 2005.

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

All of our restaurants located in California and some of our restaurants in the Midwest sell beer and wine. Typically, each restaurant’s license to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.

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

Many of our current leases are non-cancelable and typically have terms ranging from 15 to 20 years and renewal options for terms ranging from ten to 20 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. As of November 3, 2005, we were responsible for lease payments at 4 closed restaurant locations. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.

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

We rely in part on our franchisees.

We rely in part on our Village Inn franchisees and the manner in which they operate their locations to develop, promote and operate our Village Inn business. Our Village Inn franchises generated revenues to us of $5.3 million during the 2005 fiscal year. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on Village Inn’s reputation and its brands. While we try to ensure that the quality of the Village Inn brand is maintained by all of our franchisees, franchisees could take actions that adversely affect the value of our intellectual property or reputation.

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

We have two independent directors (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors and Audit Committee have not met, and do not meet, the standard “independence” requirements that would be applicable if our equity securities were traded on the Nasdaq National Market or the New York Stock Exchange.

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

We also lease 11 restaurants that we sublease to franchisees and lease four restaurants that we sublease to others. All of our other franchise restaurants are leased or owned directly by the respective franchisees.   As of November 3, 2005, we owned one idle property.

Our senior secured credit facility is secured by a lien on all of our assets, including our real properties.

Locations.  As of November 3, 2005, we and our franchisees operated 387 restaurants as follows:

Village Inn restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
Alaska	—	3	3
Arizona	23	—	23
Arkansas	—	4	4
Colorado	36	16	52
Florida	13	15	28
Illinois	2	1	3
Iowa	17	4	21
Kansas	—	10	10
Minnesota	—	3	3
Missouri	—	3	3
Nebraska	19	3	22
New Mexico	10	5	15
North Dakota	—	2	2
Oklahoma	—	5	5
Oregon	1	3	4
Texas	1	8	9
Utah	13	2	15
Virginia	—	1	1
Washington	—	3	3
Wyoming	—	9	9
Total	135	100	235

Bakers Square restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
California	48	—	48
Illinois	47	—	47
Indiana	4	—	4
Iowa	3	—	3
Michigan	9	—	9
Minnesota	25	—	25
Ohio	8	—	8
Wisconsin	8	—	8
Total	152	—	152

Lease expirations

In fiscal 2006, leases for 15 of our properties are scheduled to expire.  Of these expiring leases, we plan to exercise options to extend the lease term on 13 properties.  Of the two leases we expect to let expire, both are associated with currently operating restaurants which will close.

Item 3.                    Legal proceedings.

We are parties to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability and general liability claims arising in the ordinary course of business.

We were a defendant in two purported class action claims in California related to overtime and other wage payments. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The parties entered into a settlement agreement which was approved June 1, 2005. Under the terms of the settlements, we agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted below.

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

The former shareholders of Midway Investors Holdings Inc. filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway Investors Holdings Inc. claimed, among other allegations, that we improperly sought indemnification and denied liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

The former shareholders of Midway Investors Holdings Inc. have acknowledged they are liable to us for the pre-closing portion of settlement agreements. During the fourth quarter of fiscal 2004, we established a receivable of $3.4 million on our consolidated balance sheet for the former shareholders’ estimated portion of the settlement.   In the third quarter of 2005, the $6.55 million reserve mentioned above was reduced to $5.3 million, as the information regarding the ultimate costs was finalized by the trustee.  The associated receivable from the former Midway shareholders was reduced by $0.8 million, in conjunction with the reduction to the estimated reserve for the settlement agreements, resulting in a receivable balance of $2.65 million.

We have, through our parent VI Acquisition Corp., entered into an agreement to settle claims brought against the former shareholders of Midway Investor Holdings Inc., in the Circuit Court of Cook County, Illinois, seeking indemnification under the purchase agreement dated June 14, 2003 and to settle claims brought against us by the former shareholders of Midway Investor Holdings Inc. in the Superior Court, Department of Trial Court in the Commonwealth of Massachusetts, Business Litigation Section, seeking release of the escrow funds under the purchase agreement.  In connection with the settlement of these claims, VI Acquisition Corp. received a settlement payment of $2.65 million in December 2005.

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

Item 6.                    Selected Financial Data.

The table below presents selected historical consolidated financial data. The selected historical consolidated financial data for, and at the end of, the period from October 28, 2002 to June 13, 2003, the period from June 14, 2003 to October 26, 2003, the fiscal year ended October 28, 2004 and the fiscal year ended November 3, 2005 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for, and at the end of, the period from October 30, 2000 to May 13, 2001, the period from May 14, 2001 to October 28, 2001 and the fiscal year ended October 27, 2002 have been derived from our audited consolidated financial statements for those periods not included elsewhere herein.

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

October 30, 2000 to May 13, 2001	VICORP Restaurants, Inc.
May 14, 2001 to October 28, 2001	Midway Investors Holdings Inc.
Fiscal year ended October 27, 2002	Midway Investors Holdings Inc.
October 28, 2002 to June 13, 2003	Midway Investors Holdings Inc.
June 14, 2003 to October 26, 2003	VI Acquisition Corp.
Fiscal year ended October 28, 2004	VI Acquisition Corp.
Fiscal year ended November 3, 2005	VI Acquisition Corp.

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

VICORP Restaurants, Inc.	Midway Investors Holdings Inc.	VI Acquisition Corp.
(In thousands)	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004	Fiscal year ended November 3, 2005

Income statement data:
Revenues:
Restaurant operations	$203,494	$170,326	$377,630	$243,157	$138,696	$394,667	$407,424
Franchise operations	3,219	2,902	5,796	3,448	1,916	5,057	5,280
Total revenues	206,713	173,228	383,426	246,605	140,612	399,724	412,704
Cost and expenses:
Restaurant costs:
Food	60,423	49,319	104,298	66,186	37,219	106,294	106,370
Labor	66,359	56,388	122,850	79,016	45,500	127,251	132,000
Other operating expenses(1)	49,820	43,415	94,424	62,201	38,302	105,438	112,314
Franchise operating expenses	1,242	1,851	3,092	1,583	978	2,311	2,181
General and administrative expenses	15,049	12,344	26,598	16,533	9,447	25,193	27,575
Litigation settlement	—	—	—	—	—	3,168	(408)
Goodwill amortization(2)	—	462	—	—	—	—	—
Transaction expenses(3)	15,993	—	279	9,436	1,226	125	15
Management fees	—	—	1,000	674	185	1,159	850
Asset impairments	—	—	—	96	—	1,101	—
Operating profit (loss)	(2,173)	9,449	30,885	10,880	7,755	27,684	31,807
Interest expense	1,889	8,953	19,312	11,353	9,719	26,787	28,951
Debt extinguishment costs(3)	—	—	—	6,516	—	6,856	—
Other income, net	102	625	787	433	147	522	745
Income (loss) before income taxes	(3,960)	1,121	12,360	(6,556)	(1,817)	(5,437)	3,601
Provision for income taxes (benefit)	(2,700)	(711)	3,882	(3,139)	(1,235)	(2,912)	138
Net income (loss)	$(1,260)	$1,832	$8,478	$(3,417)	$(582)	$(2,525)	$3,463

Balance sheet data (at end of period):
Cash and cash equivalents	$11,510	$5,568	$16,021	$9,036	$5,326	$1,332	$2,099
Working deficit(4)	(10,600)	(27,922)	(14,758)	(61,111)	(25,679)	(16,348)	(10,458)
Total assets	208,190	271,709	276,248	270,553	376,939	384,127	409,766
Total debt(5)	3,272	93,931	91,700	80,611	143,169	141,918	142,261
Deemed landlord financing liability	29,477	88,875	89,305	92,209	108,140	114,670	132,038
Total stockholders’ equity	132,826	37,171	45,735	5,592	69,588	68,045	71,871
Cash flow and other financial data:
Net rent expense:(6)
Net rent expense, less amortization of rent- related purchase accounting adjustments	7,544	6,758	14,615	10,093	6,012	17,387	18,343
Amortization of rent-related purchase accounting adjustments	—	(139)	(301)	(222)	614	1,597	1,582
Capital expenditures(7)	6,929	4,265	10,599	9,904	9,573	16,006	21,081
Depreciation and amortization	10,220	10,141	19,059	11,215	6,869	18,962	20,482
Cash flow from operating activities	18,303	(6,581)	28,657	12,243	5,820	25,121	24,490
Cash flow from investing activities	(6,870)	(178,744)	(10,278)	(13,743)	(154,261)	(23,766)	(38,871)
Cash flow from financing activities	(926)	179,383	(7,926)	(5,485)	144,731	(5,349)	15,148

Ratio data:
Ratio of earnings to fixed charges(8)	0.6	x	1.1	x	1.4	x	0.7	x	0.9	x	0.8	x	1.1	x
Operating data:
Village Inn company-operated locations (at end of period)	108	109	109	117	118	121	135
Bakers Square company-operated locations (at end of period)	150	147	148	148	149	150	152
Village Inn franchised locations (at end of period)	116	115	115	106	105	103	100
Change in same unit sales—Village Inn	0.4%	(0.9)%	0.2%	(0.2)%	0.4%	2.2%	0.9%
Change in same unit sales—Bakers Square	(0.6)%	(0.1)%	1.8%	(1.3)%	(4.7)%	(1.0)%	(3.1)%
Change in total same unit sales	(0.2)%	(0.4)%	1.1%	(0.8)%	(2.6)%	0.4%	(1.3)%

(1)  Other operating expense consists primarily of rent, utilities, depreciation, marketing expenses, supplies, repairs and maintenance, insurance expenses and workers’ compensation costs.

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

(3)  We incurred various expenses directly related to the May 2001 and June 2003 acquisitions of the predecessor companies. The components of the transaction expenses are as follows:

	VICORP Restaurants, Inc.	Midway Investors Holdings Inc.			VI Acquisition Corp.
(In thousands)	Period from October 30, 2000 to May 13, 2001	Period from May 14, 2001 to October 28, 2001	Fiscal year ended October 27, 2002	Period from October 28, 2002 to June 13, 2003	Period from June 14, 2003 to October 26, 2003	Fiscal year ended October 28, 2004	Fiscal year ended November 3, 2005
Transaction expenses:
Employment contract termination and stock compensation(a)	$6,018	$—	$—	$5,574	$—	$—	$—
Legal, accounting and other professional fees	1,675	—	279	3,862	49	75	15
Severance costs(b)	—	—	—	—	1,177	—	—
Legal settlements(c)	8,300	—	—	—	—	50	—
Total transaction expenses	$15,993	$—	$279	$9,436	$1,226	$125	$15
Debt extinguishment costs:(d)(e)
Debt prepayment penalties	$—	$—	$—	$1,298	$—	$2,305	—
Write-off of deferred debt financing costs	—	—	—	3,322	—	4,344	—
Derivative termination	—	—	—	1,896	—	207	—
Total debt extinguishment costs	$—	$—	$—	$6,516	$—	$6,856	—

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

(4) Working deficit is defined as current assets less current liabilities.

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

VI Acquisition Corp. (October 26, 2003) —Term loan and revolving borrowings under our prior senior secured credit facility, subordinated debt (net of original issue discounts), capitalized lease obligations and a letter of credit secured by our capital stock; and

VI Acquisition Corp. (October 28, 2004 and November 4, 2005) —Senior unsecured notes payable, term loan and revolving borrowings under our senior secured credit facility, subordinated debt (net of original issue discounts) and capitalized lease obligations.  Amounts exclude deemed landlord financing liability.

(6)  Net rent expense includes the effects of recording the known escalations in our rent expense on a straight-line basis over the committed term of the lease. Additionally, net rent expense includes amortization of the fair market rent adjustments which we were required to recognize under purchase accounting at the time of each of the May 2001 and June 2003 acquisitions.

(7)  Capital expenditures include capital spent for new stores, remodeling projects, restaurant maintenance and corporate capital projects.

(8)  For purposes of calculating the ratio of earnings to fixed charges, earnings represent earnings before income taxes, plus fixed charges (excluding amortization of capitalized interest). Fixed charges include interest expense (including amortization of deferred debt financing costs), capitalized interest and the portion of operating rental expense, which management believes is representative of the interest component of rent expense.

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

Company profile

We operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of November 3, 2005, our company, which was founded in 1958, had 387 restaurants in 25 states, consisting of 287 company-operated restaurants and 100 franchised restaurants.  We also produce premium pies at three strategically located facilities that we serve in our restaurants or sell to third parties.

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

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

(Units)	2003	2004	2005
Village Inn company-operated restaurants:
Beginning of period	109	118	121
Acquired from franchisee	8	1	—
Openings	2	5	14
Conversion to a Bakers Square	—	(1)	—
Closings	(1)	(2)	—
End of period	118	121	135
Bakers Square company-operated restaurants:
Beginning of period	148	149	150
Openings	3	3	4
Conversion from a Village Inn	—	1	—
Closings	(2)	(3)	(2)
End of period	149	150	152
Total company-operated restaurants	267	271	287
Village Inn franchised restaurants:
Beginning of period	115	105	103
Openings	2	—	—
Acquired by our company	(8)	(1)	—
Closings	(4)	(1)	(3)
End of period	105	103	100
Total restaurants	372	374	387

Our Village Inn and Bakers Square concepts operate in the “family-dining” segment of the full service restaurant category. Full service restaurants offer broad menu choices that are served to patrons by a waitstaff, while restaurants operating in the “limited service” segment serve customers at a counter or through a drive-thru window. We believe the family-dining category has a loyal customer base and stable characteristics. According to Crest/NPD, during the period from 2003 through the third quarter of 2005, the family-dining segment grew at annual rates between 0% and 2.0% and is expected to be flat in 2006. In the family-dining category, the average per-person check generally ranges from $7 to $9, and diners in this category are sensitive to changes in price. In 2005, the average per-person check at Village Inn was $7.88 and the average per person check at Bakers Square was $8.99. One of the important elements of our business strategy is to provide our customers with an attractive value by offering quality food at reasonable prices. As a result, we continually strive to maintain and improve the efficiency of our operations.

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

The Village Inn restaurant count has increased over 14% in the last three years.  We plan to continue to increase the number of Company-operated Village Inn restaurants significantly over the next several years. Within Bakers Square, the restaurant count has only increased modestly over the last three years.   We will continue to evaluate our growth plans for Bakers Square based on the performance data of the remodeled unit that opened in 2005.  We currently expect to open or acquire an estimated 33 to 37 new restaurants in fiscal 2006.

Like much of the restaurant industry, we view same unit sales as a key performance metric, at the individual unit level, within regions, across each chain and throughout our company. With our field-level and corporate information systems, we monitor same unit sales on a daily, weekly and four-week period basis from the chain level down to the individual unit level. The primary drivers of same unit sales performance are changes in the average per-person check and changes in the number of customers, or customer count. Average check performance is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entrée count, exclusive of take-out business, and sales of whole pies, which we believe is indicative of overall customer traffic patterns. To increase average unit sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. We also selectively increase prices, but are constrained by the price sensitivity of customers in our market segment and our desire to maintain an attractive price-to-value relationship that is a fundamental characteristic of our concepts. For example, we raised prices in our Bakers Square units in fiscal 2002 and fiscal 2003, and while some unit sales increased in fiscal 2003, guest traffic declined. As a result, we generally have increased prices in line with increases in the consumer price index, and expect to continue to do so in the future. Same unit sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants, the attractiveness and physical condition of our restaurants, as well as local and national economic factors. From fiscal 2000 through fiscal 2005, Village Inn recorded average annual same unit sales growth of 1.0% and Bakers Square recorded a modest average annual same unit sales decline of 0.4%.

As of November 3, 2005, we had 100 franchised Village Inn restaurants in 19 states, operated by 25 franchisees which operate one to eleven restaurants each.  Our revenue attributable to franchise operations, consisting primarily of royalty income has averaged approximately 1.4% of our total revenues over the last three years. On February 24, 2003, we acquired eight restaurants from a franchisee in Albuquerque, New Mexico for $4.6 million, which subsequently reduced our franchise revenue and increased our company-operated restaurant revenue. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In May 2005 and again on January 1, 2006, the minimum wage rate for the state of Florida increased.  The state of Oregon’s minimum wage increased in both 2005 and 2006 and the states of Minnesota and Wisconsin will also increase their minimum wage in 2006

While the wage rates are largely externally determined, labor utilization within our restaurants is more subject to our control and is closely monitored. We seek to staff each restaurant to provide a high level of service to our customers, without incurring more labor cost than is needed. We have included labor scheduling tools in each of our company-operated restaurants’ back office systems to assist our managers in improving labor utilization. We monitor labor hours actually incurred in relation to sales and customer count on a restaurant- by-restaurant basis throughout each week. We have been able to modestly reduce our labor cost percentage from 32.3% in fiscal 2001 to 32.0% in fiscal 2005 as a result of modifying our internal processes to provide our restaurant managers greater control over employee utilization and overtime.

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

As a result of our efforts, we lowered our consolidated food cost percentage at our restaurants to 25.8% of total revenues for fiscal 2005 from 28.9% of total revenues for fiscal 2001.  Controlling food costs presents ongoing challenges.

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

Our 2005 financial results included:

•      Growth of revenues by 3.2% to $412.7 million from 2004 to 2005, reflecting the net addition of 20 company-operated restaurants over the past two years (including the net addition of 16 restaurants during 2005).  Same store sales modestly decreased by 0.4% from 2004 to 2005.

•      Improvement in operating profit to $31.8 million from $27.7 million in 2004.  Our 2004 results included a $3.2 million litigation settlement expense.

•      Net income improved to $3.5 million in 2005 from a $2.5 million loss in 2004, reflecting the net addition of 16 restaurants during 2005.  In fiscal 2004, we incurred debt extinguishment costs of $6.9 million and litigation settlement expense of $3.2 million.  Interest expense increased $2.2 million in 2005 as a result of a re-financing completed in April 2004.

Factors affecting comparability

On May 14, 2001, Midway Investors Holdings Inc., a newly created holding company, purchased VICORP Restaurants, Inc., which was a publicly owned company prior to the acquisition. On June 14, 2003, VI Acquisition Corp., a newly created holding company, purchased Midway Investors Holdings Inc. Neither of these holding companies has had any independent operations, and consequently the consolidated statements of operations of Midway Investors Holdings Inc. and VI Acquisition Corp. are substantially equivalent. As a result of applying the required purchase accounting rules to these acquisitions, our financial statements for periods following the transactions were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the two respective acquisition dates, which resulted in different accounting bases being applied in different periods. In particular, occupancy expense increased as existing rent escalator accruals were eliminated as part of purchase accounting and the amount of future rent escalator accruals were recalculated based upon the lease escalator provisions applicable over the remaining life of the leases at each acquisition date. In addition, depreciation expense increased as a result of the increase in the valuation of our assets, which correspondingly increased our depreciable base. As a result, the financial information for the periods from October 28, 2002 to June 13, 2003, from June 14, 2003 through October 26, 2003 and from October 27, 2003 through November 3, 2005 are not comparable to one another in certain respects. The term “predecessor” refers to Midway Investors Holdings Inc. which was merged into VI Acquisition Corp. in connection with the refinancing.

As a result of these changes, the historical financial information in this Annual Report on Form 10-K and related discussions relate to the entity specified below for the following periods:

October 28, 2002 to June 13, 2003	Midway Investors Holdings Inc.
June 14, 2003 to October 26, 2003	VI Acquisition Corp.
Fiscal year ended October 28, 2004	VI Acquisition Corp.
Fiscal year ended November 3, 2005	VI Acquisition Corp.

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

Our fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Fiscal 2005 was comprised of 53 weeks, or 371 days.  Beginning January 22, 2004, we changed our fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased fiscal 2004 by an extra four days (368 days in fiscal 2004 versus 364 in fiscal 2003). This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when our restaurants are busier.

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

To assist in the process, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions.  These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During fiscal 2004, we concluded that a $1.1 million impairment charge was necessary.  No impairment was recorded in fiscal 2005.

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

Leases

We lease a substantial amount of our restaurant properties and one of our pie production plants.  We account for our leases under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and subsequent amendments, which require leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes.  In addition, we record the total rent payable during the operating lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as a deferred rent liability. Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent.  Certain of our leases are accounted for under the financing method as discussed above.  Future authoritative changes to the methods of accounting for leases could have a material impact on our reported results of operations and financial position.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We capitalized $0.7 million and $0.2 million for fiscal 2005 and 2004, respectively.  We will implement FSP No. FAS 13-1 during the first quarter of fiscal 2006 and do not believe that it will a material impact upon the Company’s financial position, results of operations or cash flows.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We had an insurance reserve liability of $9.3 million and $8.8 million recorded as of November 3, 2005 and October 28, 2004, respectively.  We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005 and 2006). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside consultants. Although management believes that the amounts accrued for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.  Favorable workers compensation claims experience related to recent years has permitted a reduction in workers compensation expense accruals in fiscal 2005 versus previous years.  Should the current claims experience trends continue, it is likely further expense reductions will be made.

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

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of November 3, 2005, we had gross deferred tax assets of $28.6 million, which included $13.9 million of FICA tip credit carryforwards, expiring at various dates through 2025.  Approximately $9.5 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

Results of operations

	Predecessor			Fiscal year	Fiscal year
	Periods ended		Combined	ended	ended
	June 13,	October 26,	2003	October 28,	November 3,
(In thousands)	2003	2003	Period	2004	2005

Revenues:
Restaurant operations	$243,157	$138,696	$381,853	$394,667	$407,424
Franchise operations	3,448	1,916	5,364	5,057	5,280
	246,605	140,612	387,217	399,724	412,704
Costs and expenses:
Restaurant costs:
Food	66,186	37,219	103,405	106,294	106,370
Labor	79,016	45,500	124,516	127,251	132,000
Other operating expenses	62,201	38,302	100,503	105,438	112,314
Franchise operating expenses	1,583	978	2,561	2,311	2,181
General and administrative expenses	16,533	9,447	25,980	25,193	27,575
Litigation settlement	—	—	—	3,168	(408)
Transaction expenses	9,436	1,226	10,662	125	15
Management fees	674	185	859	1,159	850
Asset impairments	96	—	96	1,101	—
	235,725	132,857	368,582	372,040	380,897
Operating profit	10,880	7,755	18,635	27,684	31,807
Interest expense	(11,353)	(9,719)	(21,072)	(26,787)	(28,951)
Debt extinguishment costs	(6,516)	—	(6,516)	(6,856)	—
Other income, net	433	147	580	522	745
Income (loss) before income taxes	(6,556)	(1,817)	(8,373)	(5,437)	3,601
Provision for income taxes (benefit)	(3,139)	(1,235)	(4,374)	(2,912)	138
Net income (loss)	(3,417)	(582)	(3,999)	(2,525)	3,463
Preferred stock dividends and accretion	(2,260)	(2,627)	(4,887)	(7,665)	(8,941)
Net loss attributable to common stockholders	$(5,677)	$(3,209)	$(8,886)	$(10,190)	$(5,478)

	Predecessor			Fiscal year	Fiscal year
	Periods ended		Combined	ended	Ended
	June 13,	October 26,	2003	October 28,	November 3,
	2003	2003	Period	2004	2005

Revenues:
Restaurant operations	98.6%	98.6%	98.6%	98.7%	98.7%
Franchise operations	1.4	1.4	1.4	1.3	1.3
	100.0	100.0	100.0	100.0	100.0
Costs and expenses
Restaurant costs:
Food	26.8	26.5	26.7	26.6	25.8
Labor	32.0	32.4	32.2	31.8	32.0
Other operating expenses	25.2	27.2	25.9	26.4	27.2
Franchise operating expenses	0.7	0.7	0.7	0.6	0.5
General and administrative expenses	6.7	6.7	6.7	6.3	6.7
Litigation settlement	—	—	—	0.8	(0.1)
Transaction expenses	3.8	0.9	2.8	0.0	0.0
Management fees	0.3	0.1	0.2	0.3	0.2
Asset impairments	0.1	—	0.0	0.3	0.0
	95.6	94.5	95.2	93.1	92.3
Operating profit	4.4	5.5	4.8	6.9	7.7
Interest expense	(4.6)	(6.9)	(5.4)	(6.7)	(7.0)
Debt extinguishment costs	(2.7)	—	(1.7)	(1.7)	(0.0)
Other income, net	0.2	0.1	0.2	0.1	0.2
Income (loss) before income taxes	(2.7)	(1.3)	(2.1)	(1.4)	0.9
Provision for income taxes (benefit)	(1.3)	(0.9)	(1.1)	(0.8)	0.1
Net income (loss)	(1.4)	(0.4)	(1.0)	(0.6)	0.8
Preferred stock dividends and accretion	(0.9)	(1.9)	(1.3)	(1.9)	(2.2)
Net loss attributable to common stockholders	(2.3)%	(2.3)%	(2.3)%	(2.5)%	(1.3)%

Fiscal 2005 compared to fiscal 2004

Total revenues increased by $13.0 million, or 3.3%, to $412.7 million in fiscal 2005, from $399.7 million for fiscal 2004.  The increase was largely due to operating 7.3 more locations on average in fiscal 2005 compared to fiscal 2004 and three extra days in fiscal 2005 compared to fiscal 2004.  However, we experienced a 1.3% decrease in same unit sales for fiscal 2005 over fiscal 2004.  Village Inn same unit sales for fiscal 2005 increased 0.9% over fiscal 2004, and Bakers Square same unit sales decreased 3.1% over the same period. Average guest spending increased 3.0% at Village Inn and 3.3% at Bakers Square in fiscal 2005 compared to fiscal 2004.

Food costs increased by $0.1 million, or 0.1%, to $106.4 million in fiscal 2005, from $106.3 million for fiscal 2004.  Food costs as a percentage of total revenues decreased to 25.8% for fiscal 2005 from 26.6% in fiscal 2004.  Food commodity costs were very volatile in fiscal 2004 and were moderate in fiscal 2005.  Menu engineering and menu price increases generally offset unfavorable commodity cost increases experienced in fiscal 2004.

Labor costs increased by $4.7 million, or 3.7%, to $132.0 million in fiscal 2005, from $127.3 million for fiscal 2004, but labor costs as a percentage of total revenues increased to 32.0% from 31.8% over these periods.  A factor in the labor increase is the fact that we continue to be impacted by the increases in minimum wage in the states in which we operate.

Other operating expenses increased by $6.9 million, or 6.5%, to $112.3 million in fiscal 2005 from $105.4 million for fiscal 2004. Other operating expenses as a percentage of total revenues increased from 26.4% to 27.2% over these periods.  The increase in other operating expenses is primarily due to higher credit card fees, preopening expenses related to new store openings, and higher utility and occupancy costs which were partially offset by favorable claim expenses in our insurance programs.

General and administrative expenses increased $2.4 million, or 9.5%, to $27.6 million for fiscal 2005 from $25.2 million for fiscal 2004. This increase resulted from $0.6 million in severance charges related to the departure of one of our officers, increased support expenses related to new store openings, increased audit fees due to the previously reported restatement of our financing obligations and increased legal fees related to our employment litigation.

Litigation settlement was a credit of $0.4 million in fiscal 2005 due to the net effects of the $1.2 million reduction in the accrued litigation reserve as a result of the ultimate costs being finalized by the trustee for the class action lawsuits and the corresponding $0.8 million reduction in our indemnification receivable from former shareholders.  The original charge was previously recorded in fiscal 2004 at $3.2 million.

Impairment expense of $0.0 million was incurred in fiscal 2005 compared to $1.1 million in fiscal 2004.  The impairment in fiscal 2004 related to 10 restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and for which the fair market value of the assets was less than the carrying value.

Operating profit increased by $4.1 million, or 14.8%, to $31.8 million in fiscal 2005, from $27.7 million for fiscal 2004. Operating profit as a percentage of total revenues for fiscal 2005 increased from 6.9% to 7.7% over fiscal 2004. This increase in profit margin was primarily due to the $3.2 million of litigation settlement costs in fiscal 2004.

Interest expense increased by $2.2 million, or 8.2%, to $29.0 million in fiscal 2005, from $26.8 million for fiscal 2004. Interest expense as a percentage of total revenues increased from 6.7% to 7.0% over these periods.  This increase was due primarily to the higher average debt balances and interest rates resulting from our debt refinancing in April 2004.

Debt extinguishment costs of $6.9 million were incurred in fiscal 2004 in connection with the refinancing of our debt that closed in April 2004.  These expenses included $2.3 million of prepayment penalties, a write-off of deferred financing costs of $4.4 million associated with the previous obligations and settlement of outstanding derivative obligations in the amount of $0.2 million.  There were no debt extinguishment costs in fiscal 2005.

Provision for income taxes provision (benefit) for fiscal 2005 was $0.1 million.  For fiscal 2004, an income tax benefit of $2.9 million was recorded. The provisions differ from our statutory rate of approximately 40.0% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

Net income (loss) increased by $6.0 million to $3.5 million in fiscal 2005, from a $2.5 million loss for fiscal 2004.  Net income (loss) as a percentage of total revenues improved to 0.8% from (0.6%) over these periods.

Preferred stock dividends and accretion increased by $1.2 million to $8.9 million in fiscal 2005 from $7.7 million for fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends and issuance of additional shares.  Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared. Covenants contained in our senior secured credit agreement and the indenture governing our 10½% notes restrict our ability to declare dividends on our preferred stock.

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

During fiscal 2006, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $27 million.  Of this amount, $12 million is expected to be spent on new store construction, $7 million for remodels and the remainder on capital maintenance and other support related projects.  We currently expect to open or acquire an estimated 33 to 37 new stores in fiscal 2006.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant, and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On November 3, 2005, we had outstanding receivables of $7.0 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of November 3, 2005, we had issued letters of credit aggregating $7.3 million and had $6.7 million of borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of November 3, 2005, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $16.0 million.  Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. The guarantees are also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature in April 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness, as defined in the agreements, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  As of November 3, 2005, we were in compliance with these requirements.

We are subject to capital lease obligations related to six of our leased properties. The principal component of our capital lease obligations was $0.2 million as of November 3, 2005. These capital leases have expiration dates ranging from December 2004 to January 2025. We are also the prime lessee under various operating leases or agreements under deemed landlord financing transactions for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases and agreements have initial terms ranging from 15 to 20 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases and agreements expire at various dates through January 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.2 million as of November 3, 2005.

On November 3, 2005, our contractual obligations with respect to the above were as follows:

	Payments due by period
(In millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$21.7	$—	$—	$21.7	$—
10½% senior unsecured notes	126.5	—	—	—	126.5
Total long-term debt	148.2	—	—	21.7	126.5
Capital lease obligations(1) (2)	0.3	0.1	0.2	0.0	0.0
Operating lease obligations (2)	194.5	19.4	35.0	28.8	111.3
Deemed landlord financing liability (1) (2)	332.7	13.4	27.1	27.9	264.3
Letters of credit (3)	7.3	7.3	—	—	—
Purchase commitments (4)	11.0	11.0	—	—	—
Total	$694.0	$51.2	$62.3	$78.4	$502.1

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

(4)   We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at November 3, 2005 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

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

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated:

	Predecessor
	Period ended		Combined	Fiscal year	Fiscal year
	June 13,	October 26,	October 26,	October 28,	November 3,
(In millions)	2003	2003	2003	2004	2005
Net cash provided by operating activities	$12. 2	$5.8	$18.0	$25.1	$24.5
Net cash used for investing activities	(13.7)	(154.2)	(167.9)	(23.8)	(38.9)
Net cash provided by (used for) financing activities	(5.5)	144.7	139.2	(5.3)	15.2
Net increase (decrease) in cash and cash equivalents	(7.0)	(3.7)	(10.7)	(4.0)	0.8

Operating activities

For fiscal 2005, cash flows from operating activities decreased $631,000 compared to fiscal 2004.  The decrease resulted primarily from the payment of the settlement amounts related to the class action lawsuits, offset by a favorable change in the funding of the cash overdraft balances which relate to outstanding checks issued by us.

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

Investing activities

Our capital expenditures, excluding amounts related to build-to-suits, for the last three fiscal years were comprised of the following:

(In millions)	Combined 2003 Period	Fiscal 2004	Fiscal 2005
New store construction	$6.1	$3.6	$7.9
Existing store remodel and refurbishment	2.7	5.8	5.8
Point-of-sale computer roll-out	5.9	—	—
Store capital maintenance	3.6	4.3	4.8
Pie production facility capital maintenance	0.6	1.4	2.0
Corporate related	0.6	0.9	0.6
Purchase of property and equipment	$19.5	$16.0	$21.1

In addition to the capital expenditures noted above, we spent $18.0 million, $8.4 million and $2.1 million for the purchase of assets under deemed landlord financing liability in fiscal 2005, fiscal 2004 and the Combined 2003 Period, respectively.  Also, we used $153.3 million of cash in the Combined 2003 Period for the June 2003 acquisition of our company and $3.8 million for our acquisition of Village Inn Pancake House of Albuquerque, Inc., a former Village Inn franchisee.

Financing activities

Our financing activities provided cash of $15.1 million during fiscal 2005, consisting principally of $9.9 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, and an increase in borrowings under our credit facility of $5.3 million.

We used cash in financing activities of $5.3 million during fiscal 2004, consisting principally of the net proceeds from our April 2004 debt refinancing, $1.4 million of borrowing under our revolving credit facility and $1.8 million of proceeds from deemed landlord financing, offset by the periodic principal payments on the previous term debt and the repayment of $9.8 million on our previous revolving line of credit.

During the Combined 2003 Period, we generated cash from financing activities of $139.2 million, consisting principally of borrowings under our senior secured credit facility and $72.8 million from the issuance of new capital stock in connection with the June 2003 acquisition, all of which was used to repay existing indebtedness and partially fund the acquisition. We also generated $18.4 million from sale-leaseback transactions accounted for as deemed landlord financings and $5.3 million from borrowings under our senior secured revolving credit facility.  During the Combined 2003 Period we used $2.8 million of cash to repay a portion of our senior secured term loans. We also had $5.4 million of debt financing costs incurred in the June 2003 acquisition and real estate financing transactions. In addition, we used cash of $1.0 million to redeem the shares of our former chief executive officer during the Combined 2003 Period.

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are implementing SFAS No. 151 for our first quarter of fiscal 2006, and we currently do not believe that it will have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will use the modified prospective method when we adopt SFAS 123(R).  SFAS 123(R) is effective for non-public filers with the first annual reporting period that begins after December 15, 2005. As permitted by SFAS 123, we had accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Simultaneously with the closing of our sale transaction in April 2003, all options became immediately vested, thus we would not have recognized an compensation expense. Consequently, the adoption of SFAS 123(R) will only impact our results of operations if we grant share-based payments subsequent to November 3, 2006, the beginning of our 2007 fiscal year.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154)”. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We capitalized $0.7 million and $0.2 million for fiscal 2005 and 2004, respectively.  We will implement FSP No. FAS 13-1 during the first quarter of fiscal 2006 and do not believe that it will a material impact upon our financial position, results of operations or cash flows.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk primarily from changes in interest rates and changes in food commodity prices.

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of November 3, 2005, $21.7 million, or 14.7% of our total debt and capitalized lease obligations of $147.2 million, bears interest at a floating rate.  A hypothetical one hundred basis increase in interest rates for our variable rate borrowings, as of November 3, 2005, would increase our future interest expense by approximately $0.2 million per year.  This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

The information required under this Item 8 is set forth on pages F-1 through F-38 of this Report.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 14, 2005, the Company filed a current report on Form 8-K, pursuant to Item 4 thereof, reporting that the Company had dismissed Ernst & Young LLP as its independent registered public accounting firm and had determined to engage Grant Thornton LLP as its independent registered public accounting firm for the fiscal year 2005.

The Company does not have any disagreements with its accountants on accounting and financial disclosure matters.

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

Item 9B.                 Other Information.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our Board of Directors and executive officers as of November 3, 2005.

Name	Age	Position
Walter Van Benthuysen	66	Chairman of the Board and Director
Robert Cummings	58	Director
Wayne Kocourek	68	Director
Michael Solot	41	Director
Kenneth Keymer	57	Director
Debra Koenig	53	Chief Executive Officer and Director
Anthony Carroll	54	Chief Financial Officer and Chief Administrative Officer

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

Anthony Carroll has been our Chief Financial Officer since February 2004 and our Chief Administrative Officer since December 2005. From June 2000 until December 2002 Mr. Carroll was Chief Financial Officer of ProcureZone.com, LLC, which provided an Internet-based procurement tool for the utility industry. Mr. Carroll was Chief Financial Officer for Au Bon Pain Co., Inc. and its successor, ABP Corporation, from October 1988 until June 2000. Mr. Carroll began his career with PriceWaterhouseCoopers and is a Certified Public Accountant.

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

Kenneth Keymer has been one of our directors since August 2005. Mr. Keymer has been Chief Executive Officer of AFC Enterprises Inc., the franchisor and operator of Popeyes Chicken & Biscuits and President of Popeyes Chicken & Biscuits. From January 2002 to November 2003, he was President and Co-Chief Executive Officer of Noodles & Company.  He also served as President and Chief Operating Officer of Sonic Corporation from July 1996 to January 2002.  Mr. Keymer has also served in board and/or senior executive officer positions with several other restaurant companies, including Taco Bell, Boston Chicken and Perkins Family Restaurants.

Ms. Koenig, Mr. Van Benthuysen, Mr. Cummings, Mr. Solot and Mr. Kocourek were elected as directors in June 2003 pursuant to the stockholders agreement described in “Item 13. Certain Relationships and Related Party Transactions.” Mr. Keymer was appointed as a director in September 2005 pursuant to the stockholders agreement.  Our directors serve until their successors have been elected and qualified or until their earlier resignation or removal. Our executive officers are elected by and serve at the discretion of our Board of Directors.

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

Item 11.                 Executive Compensation.

The following table discloses the compensation awarded by us for services rendered during our last three fiscal years to the chief executive officer and to the other named executive officers.

Summary compensation table

				Long-term Compensation
				Awards
Name and principal	Annual compensation			Restricted	Securities underlying	All other
position	Year	Salary	Bonus(13)	stock awards(1)	options(2)	compensation
Debra Koenig(3)	2005	$417,800	$113,319	—	—	$552	(4)
Chief Executive Officer	2004	420,757	90,000	—	—	61,381	(5)
	2003	251,505	—	—	—	63,557	(6)

Robert Kaltenbach	2005	$438,840	$118,424	—	—	$552	(7)
Former Chief Operating	2004	434,872	76,003	—	—	6,312	(8)
Officer	2003	430,560	71,782	—	—	506,308	(9)

Anthony Carroll(10)	2005	$234,311	$50,810	—	—	$16,320	(11)
Chief Financial Officer and	2004	165,796	$23,381	—	—	70,940	(12)
Chief Administrative Officer	2003	—	—	—	—	—

(1)           The shares represented by the restricted stock awards were purchased by the executives at a price equal to $1.00 per share, the fair market value on the date of each purchase, and are subject to certain repurchase rights upon termination of employment.  The number of restricted shares held by Ms. Koenig at the end of 2003 was 86,250.  The number of restricted shares held by Ms. Koenig at the end of 2004 and 2005 was 89,825 and the book value of such shares at the end of last year was $89,825, which is equal to the total amount paid for the shares by Ms. Koenig.  Based on the last stock purchase prior to the end of the 2005 fiscal year, the value of Ms. Koenig’s shares is $406,907 (89,825 x $4.53).  The number of restricted shares held by Mr. Kaltenbach at the end of 2003, 2004 and 2005 was 45,000 and the book value of such shares at the end of each such year was $45,000, which is equal to the total amount paid for the shares by Mr. Kaltenbach.  Based on the last stock purchase prior to the end of the 2005 fiscal year, the value of Mr. Kaltenbach’s shares is $203,850 (45,000 x $4.53).  The number of restricted shares held for Mr. Carroll at the end of 2004 was 14,295.  The number of restricted shares held by Mr. Carroll at the end of 2005 was 20,097 and the book value of such shares at the end of such year was $20,097, which is equal to the total amount paid for the shares by Mr. Carroll. Based on the last stock purchase prior to the end of the 2005 fiscal year, the value of Mr. Carroll’s shares is $91,039 (20,097 x $4.53).  Dividends are paid on shares represented by the restricted stock awards.  All of these shares vest over a five year period at the rate of 20% per year, beginning on the respective date of purchase, and will become fully vested upon a change in control.

(2)           Prior to 2003, Mr. Kaltenbach was granted options to purchase shares of Midway Investors Holdings Inc.  Upon the acquisition of Midway by VI Acquisition Corp., Mr. Kaltenbach exchanged his options to purchase shares of Midway for options to purchase preferred stock of VI Acquisition Corp.  As a result of such exchange, Mr. Kaltenbach has an option to purchase 458.57 shares of the preferred stock of VI Acquisition Corp. at an exercise price of $24.80 per share.  The option is fully vested and exercisable.

(3)           Ms. Koenig was named our Chief Executive Officer on June 13, 2003.

(4)           Consists in 2005 of our payment of $552 in term life insurance premiums on Ms. Koenig’s behalf.

(5)           Consists in 2004 of payments to Ms. Koenig totaling $60,407 for relocation expenses and our payment of $975 in term life insurance premiums on Ms. Koenig’s behalf.

(6)           Consists in 2003 of payments to Ms. Koenig totaling $62,938 for relocation expenses and our payment of $619 in term life insurance premiums on Ms. Koenig’s behalf.

(7)           Consists in 2005 of our payment of $552 in term life insurance premiums on Mr. Kaltenbach’s behalf.

(8)           Consists in 2004 of our contribution of $4,000 to Mr. Kaltenbach’s 401(k) plan maintained by us and our payment of $2,312 in term life insurance premiums on Mr. Kaltenbach’s behalf.

(9)           Consists in 2003 of our contribution of $4,000 to Mr. Kaltenbach’s 401(k) plan maintained by us, a change in control payment of $500,000, and our payment of $2,308 in term life insurance premiums on Mr. Kaltenbach’s behalf.

(10)         Mr. Carroll was named our Chief Financial Officer on February 12, 2004, and our Chief Administrative Officer on December 1, 2005.

(11)         Consists in 2005 of payments to Mr. Carroll totaling $16,000 for relocation expenses and our payment of $320 in term life insurance premiums on Mr. Carroll’s behalf.

(12)         Consists in 2004 of payments to Mr. Carroll totaling $70,582 for relocation expenses and our payment of $358 in term life insurance premiums on Mr. Carroll’s behalf.

(13)         Consists of actual bonuses paid for fiscal 2003 and 2004 and accrued bonus amounts for fiscal 2005.

Compensation committee interlocks and insider participation

Our compensation committee is currently comprised of Messrs. Robert Cummings and Walter Van Benthuysen.  Neither of these individuals has been at any time an officer or employee of our company. Neither member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director compensation

Mr. Keymer receives a fee of $20,000 per annum in exchange for his service on our Board of Directors, payable in substantially equal quarterly installments.  During the fourth quarter of fiscal 2005, Mr. Keymer received a fee of $5,000 for his Board service.

Employment and severance agreements

Employment contracts

We have entered into employment agreements with Ms. Koenig and Mr. Carroll.  Under Ms. Koenig’s employment agreement, she is entitled to receive a minimum base salary of $400,000, less applicable tax withholding, as well as an annual performance bonus targeted at 50% of base salary.  The annual performance bonus is based upon achievement of our annual budget that is determined by our Board in its sole discretion.

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

Ms. Koenig and Mr. Carroll are also each subject to noncompetition restrictions for a period of at least twelve months following termination of their employment and nonsolicitation restrictions for a period of two years following employment termination.  We may, in our discretion, extend the noncompetition period up to a maximum period of twelve additional months by similarly extending the period for which they are entitled to receive severance.

Management agreements

Ms. Koenig and Mr. Carroll have entered into certain Management Agreements with us pursuant to which they purchased restricted shares of our common stock at a price equal to $1.00 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).  In addition, pursuant to the Management Agreements, following the termination of Ms. Koenig’s or Mr. Carroll’s employment, we may elect, or, in the event of their deaths, their respective estates may compel us, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig and Mr. Carroll.  The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig’s or Mr. Carroll’s put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

Mr. Keymer entered into a Management Agreement with us pursuant to which he purchased restricted shares of our common stock at a price equal to $4.53 per share.  The shares vest over a period of four years at the rate of 25% per year and are subject to certain repurchase rights upon termination of Mr. Keymer’s service as a member of our Board of Directors.  Upon termination of Mr. Keymer’s services as a member of our Board of Directors, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value.

Severance agreements

We entered into a severance agreement with Mr. Robert Kaltenbach, our former Chief Operating Officer.  Mr. Kaltenbach’s employment terminated on December 3, 2005. Pursuant to the terms of his agreement, we will pay Mr. Kaltenbach $500,000 and a portion of the cost of Mr. Kaltenbach’s health care continuation coverage under COBRA on our scheduled salary payment dates until December 3, 2006.  In exchange for these severance payments, Mr. Kaltenbach executed a release of all claims against us.  Mr. Kaltenbach also is subject to an agreement that prohibits him from competing against us for a period of 12 months following the termination of his employment.  In January 2006 we exercised our right to repurchase certain shares of our common stock and preferred stock that had been previously acquired by Mr. Kaltenbach.  The aggregate purchase price paid to Mr. Kaltenbach in connection with such repurchase was approximately $723,000.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding capital stock of VICORP Restaurants, Inc. is held by VI Acquisition Corp. The following table sets forth information with respect to the beneficial ownership of all of the common stock of VI Acquisition Corp. as of November 3, 2005 by:

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

Name and address(1)	Amount and nature of beneficial ownership	Percentage of outstanding voting securities (2)
Wind Point Partners V, L.P.(3)	686,503	48.0%
Wind Point Partners IV, L.P.(4)	258,289	18.1%
Mid Oaks Investments LLC(5)	171,939	12.0%
Debra Koenig	108,905	7.6%
Robert Kaltenbach	52,795	3.7%
Anthony Carroll	20,097	1.4%
Walter Van Benthuysen	29,695	2.1%
Robert Cummings(3)(4)(6)	947,690	66.2%
Wayne Kocourek(7)	171,939	12.0%
Michael Solot	—	—
Kenneth Keymer	2,901	0.2%
All executive officers and directors as a group (eight persons)(6)(7)	1,334,022	93.3%

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

(2)   As of November 3, 2005, VI Acquisition Corp. had 1,430,503 issued and outstanding shares of common stock.

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

(5)   Includes 4,298 shares held by Donald Piazza and 4,298 shares held by Michael Kocourek for which Mid Oaks Investments LLC (“Mid Oaks”) holds sole voting power. Mr. Kocourek, as the Chairman, Chief Executive Officer and managing member of Mid Oaks may be deemed to beneficially own the common shares held by Mid Oaks. Mr. Kocourek disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

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

In March 2004, Walter Van Benthuysen purchased 10,000 shares of our common stock for $10,000, Debra Koenig purchased 3,575 shares of our common stock for $3,575 and Anthony Carroll purchased 14,295 shares of our common stock for $14,295.

In April 2005, Anthony Carroll purchased 5,802 shares of common stock for $26,282 and 284.087 shares of our series A preferred stock for $322,200.  In May 2005, a former employee purchased .913 shares of our series A preferred stock for $1,036.

In September 2005, Kenneth Keymer purchased 2,901 shares of common stock for $13,142.

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

Item 14.                 Principal Accounting Fees and Services.

The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP (“E&Y”) and Grant Thornton LLP (“GT”), for the fiscal years ended November 3, 2005 and October 28, 2004:

	Fiscal 2005				Fiscal 2004
	GT		E&Y		E&Y
Audit fees	$171,813	(1)	$245,734	(3)	$498,014	(4)
Audit-related fees	—		—		17,050	(5)
Tax fees	7,250	(2)	—		3,500	(6)
All other fees	—		—		—
Total	$179,063		$245,734		$518,564

(1)     For fiscal 2005, fees for GT audit services pertained to professional services rendered for the audit of our consolidated financial statements ($156,063) and the review of our quarterly report on Form 10-Q for the period ended July 14, 2005 ($15,750).

(2)     For fiscal 2005, fees for GT tax services pertained to tax compliance.

(3)     For fiscal 2005, fees for E&Y audit services pertained to a franchise offering circular ($3,370), the review of our quarterly reports on Form 10-Q for the periods ended January 27, 2005 and April 21, 2005 ($24,000), the restatement of our consolidated financial statements for periods spanning from fiscal 2000 through the period ended January 27, 2005 to correct certain accounting errors, primarily as a result of a review of our lease accounting policies and practices prompted by the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease issues and their application under U.S. Generally Accepted Accounting Principles ($207,672) and the transition from E&Y to GT as our independent registered public accounting firm ($10,692).

(4)     For fiscal 2004, fees for E&Y audit services pertained to professional services rendered for the audit of our consolidated financial statements ($206,817), the review of our quarterly report on Form 10-Q for the period ended July 8, 2004 ($20,200) and assistance with our private placement debt offering memorandum and subsequent Registration Statement on Form S-4 (including all amendments thereto) filed with the Securities and Exchange Commission ($270,997).

(5)     For fiscal 2004, fees for E&Y audit-related services pertained to audits of our 401(k) Plan ($11,000) and Vacation Plan ($6,050).  The fee for the audit of the 401(k) Plan was paid directly from assets of the 401(k) Plan.

(6)     For fiscal 2004, fees for E&Y tax services pertained to tax compliance.

Audit Committee pre-approval of fees.

Our Audit Committee meets with the independent auditors prior to the audit to discuss the planning and staffing of the audit and to approve the proposed fee for the audit and any required special services.  The Audit Committee is notified in advance of any proposed engagement of the independent auditor to provide non-audit services to the Company.  The Audit Committee adopted a pre-approval policy for services by its independent accountant to comply with Securities and Exchange Commission Release No. 33-8183 pursuant to which all services provided by the principal accountant are pre-

approved by the Audit Committee.  The Audit Committee pre-approved all services performed by the principal accountants for fiscal years 2005 and 2004 in accordance with the pre-approval policy.

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

10.24         Agreement of Settlement of Class Actions, dated February 28, 2005, by and among the plaintiffs, as defined therein, and VICORP Restaurants, Inc., as defendant.  Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended January 21, 2005.

10.25         Letter Agreement, dated as of September 6, 2005, by and among VI Acquisition Corp. and Kenneth Keymer

10.26         Management Agreement, dated as of September 1, 2005, by and among VI Acquisition Corp. and Kenneth Keymer

10.27         Joinder Agreement, dated as of September 6, 2005, by and among VI Acquisition Corp. and Kenneth Keymer

12.1           Statement Regarding Computation of Ratios of Earnings and Fixed Charges

14.1           Business Conduct Policy

21.1           Subsidiaries of the Company

31.1           Certification by our Chief Executive Officer with respect to our Form 10-K for the year ended November 3, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification by our Chief Financial Officer with respect to our Form 10-K for the year ended November 3, 2005, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-K for the year ended November 3, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the SEC on July 9, 2004 (Registration No. 333-117263).

+     Identifies each management contract or compensatory plan or arrangement.

(b)           Reports on Form 8-K

During the fourth quarter of fiscal 2005 ended November 3, 2005, we filed the following reports on Form 8-K:

Current report on Form 8-K on September 7, 2005, announcing appointment of a new member of our Board of Directors.

Current report on Form 8-K on November 3, 2005, announcing the departure of a principal officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICORP RESTAURANTS, INC.
(Registrant)

By: /s/ Debra Koenig	Date: February 1, 2006
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony Carroll	Date: February 1, 2006
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature / Title

/s/ Walter Van Benthuysen	Date: February 1, 2006
Walter Van Benthuysen, Director and Chairman of the Board

/s/ Robert Cummings	Date: February 1, 2006
Robert Cummings, Director

/s/ Kenneth Keymer	Date: February 1, 2006
Kenneth Keymer, Director

/s/ Wayne Kocourek	Date: February 1, 2006
Wayne Kocourek, Director

/s/ Michael Solot	Date: February 1, 2006
Michael Solot, Director

VI ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – As of November 3, 2005 and October 28, 2004

Consolidated Statements of Operations – Fiscal year ended November 3, 2005, fiscal year ended October 28, 2004, and periods ended October 26, 2003 and June 13, 2003

Consolidated Statements of Cash Flows – Fiscal year ended November 3, 2005, fiscal year ended October 28, 2004, and periods ended October 26, 2003 and June 13, 2003

Consolidated Statements of Stockholders’ Equity – Fiscal year ended November 3, 2005, fiscal year ended October 28, 2004, and periods ended October 26, 2003 and June 13, 2003

Notes to Consolidated Financial Statements

Report of Grant Thornton LLP,

Independent Registered Public Accounting Firm

To the Board of Directors

VI Acquisition Corp.

We have audited the accompanying consolidated balance sheet of VI Acquisition Corp. as of November 3, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VI Acquisition Corp. at November 3, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

January 18, 2006

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

To the Board of Directors

VI Acquisition Corp.

We have audited the accompanying consolidated balance sheet of VI Acquisition Corp. as of October 28, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VI Acquisition Corp. at October 28, 2004, and the consolidated results of its operations and its cash flows for the year ended October 28, 2004 and the period from June 14, 2003 through October 26, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado

December 10, 2004

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

To the Board of Directors
Midway Investors Holdings Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Midway Investors Holdings Inc. (the predecessor company to VI Acquisition Corp.) for the period from October 28, 2002 through June 13, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Midway Investors Holdings Inc. for the period from October 28, 2002 through June 13, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado

December 22, 2003

VI Acquisition Corp.

Consolidated balance sheets

(In thousands, except share data)	November 3, 2005	October 28, 2004

Assets
Current assets:
Cash and cash equivalents	$2,099	$1,332
Receivables, net	15,756	11,915
Inventories	12,425	12,245
Deferred income taxes, short-term	1,431	4,673
Prepaid expenses and other current assets	3,425	3,194
Prepaid rent	2,172	238
Income tax receivable	733	270
Total current assets	38,041	33,867
Property and equipment, net	86,459	80,316
Assets under deemed landlord financing liability, net	126,146	110,342
Long-term receivables, net	—	—
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net of accumulated amortization of $1,434 and $841	10,765	11,358
Other assets, net	13,874	13,763
Total assets	$409,766	$384,127
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$63	$201
Cash overdraft	6,341	3,190
Accounts payable	13,291	13,174
Accrued compensation	8,066	7,138
Accrued taxes	7,746	7,992
Other accrued expenses	12,992	18,520
Total current liabilities	48,499	50,215
Long-term debt	147,013	141,469
Capitalized lease obligations	185	248
Deemed landlord financing liability	132,038	114,670
Deferred income taxes, long-term	—	1,360
Other noncurrent liabilities	9,097	7,057
Total liabilities	336,832	315,019

Commitments and contingencies

Stock subject to repurchase	1,063	1,063

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,944 shares issued and outstanding at November 3, 2005 and 68,659 shares issued and outstanding at October 28, 2004 (aggregate liquidation preference of $88,178 and $78,951, respectively)	89,287	80,022
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,395,255 shares issued and outstanding at November 3, 2005 and 1,386,552 shares issued and outstanding at October 28, 2004	—	—
Paid-in capital	2,465	2,426
Treasury stock, at cost, 923.87 shares of preferred stock and 80,603 shares of common stock at November 3, 2005 and 923.87 shares of preferred stock and 80,603 shares of common stock at October 28, 2004	(1,004)	(1,004)
Accumulated deficit	(18,877)	(13,399)
Total stockholders’ equity	71,871	68,045
Total liabilities and stockholders’ equity	$409,766	$384,127

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of operations

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003

Revenues:

Restaurant operations	$407,424	$394,667	$138,696	$243,157
Franchise operations	5,280	5,057	1,916	3,448
	412,704	399,724	140,612	246,605
Cost and expenses:
Restaurant costs:
Food	106,370	106,294	37,219	66,186
Labor	132,000	127,251	45,500	79,016
Other operating expenses	112,314	105,438	38,302	62,201
Franchise operating expenses	2,181	2,311	978	1,583
General and administrative expenses	27,575	25,193	9,447	16,533
Litigation settlement	(408)	3,168	—	—
Transaction expenses	15	125	1,226	9,436
Management fees	850	1,159	185	674
Asset impairments	—	1,101	—	96
	380,897	372,040	132,857	235,725
Operating profit	31,807	27,684	7,755	10,880
Interest expense	(28,951)	(26,787)	(9,719)	(11,353)
Debt extinguishment costs	—	(6,856)	—	(6,516)
Other income, net	745	522	147	433
Income (loss) before income taxes	3,601	(5,437)	(1,817)	(6,556)
Provision for income taxes (benefit)	138	(2,912)	(1,235)	(3,139)
Net income (loss)	3,463	(2,525)	(582)	(3,417)
Preferred stock dividends	(8,941)	(7,665)	(2,627)	(2,260)
Net income (loss) attributable to common stockholders	$(5,478)	$(10,190)	$(3,209)	$(5,677)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of cash flows

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Period ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003

Cash flows from operating activities:
Net income (loss)	$3,463	$(2,525)	$(582)	$(3,417)
Reconciliation to cash provided by operations:
Depreciation and amortization	20,482	18,962	6,869	11,215
Asset impairments	—	1,101	—	96
Amortization of financing costs and original issue discounts	1,255	1,085	371	1,604
Stock-based compensation expense	—	—	—	2,299
Warrants issued for anti-dilution	—	—	—	129
Loss on disposition of assets	110	438	141	237
Deferred finance charge write-off	—	4,344	—	3,322
Deferred income tax benefit	(1,128)	(5,159)	(1,646)	(1,816)
Interest on warrants	—	88	60	—
Accretion of interest on deemed landlord financing obligations	554	632	218	267
Changes in assets and liabilities:
Receivables, net	171	(2,479)	(979)	(467)
Inventories	(180)	(478)	(2,655)	1,078
Cash overdraft	3,151	(1,676)	4,866	—
Accounts payable, trade	117	469	(1,047)	992
Accrued compensation	928	(108)	1,997	(3,319)
Other current assets and liabilities	(7,939)	6,080	(1,555)	(742)
Other noncurrent assets and liabilities	3,506	4,347	(238)	765
Cash provided by operations	24,490	25,121	5,820	12,243
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8)	(153,322)	(3,834)
Purchase of property and equipment	(21,081)	(16,006)	(9,573)	(9,904)
Purchase of assets under deemed landlord financing liability	(17,986)	(8,409)	(2,076)	(34)
Proceeds from disposition of property	—	627	10,704	—
Collection of notes receivable	196	30	6	29
Cash used in investing activities	(38,871)	(23,766)	(154,261)	(13,743)
Cash flows from financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(9,333)	(165,020)	(105,959)	(8,278)
Proceeds from issuance of debt	14,275	163,651	168,580	—
Proceeds from deemed landlord financing	9,855	1,820	15,713	2,637
Net proceeds from issuance of preferred and common stock	363	298	72,774	228
Debt issuance costs	(12)	(6,094)	(5,377)	(72)
Repurchase of shares	—	(4)	(1,000)	—
Cash provided by (used in) financing activities	15,148	(5,349)	144,731	(5,485)

Increase (decrease) in cash and cash equivalents	767	(3,994)	(3,710)	(6,985)
Cash and cash equivalents at beginning of period	1,332	5,326	9,036	16,021
Cash and cash equivalents at end of period	$2,099	$1,332	$5,326	$9,036

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$27,441	$25,700	$7,869	$11,827
Income taxes	2,728	1,867	2,188	1,878

Supplemental disclosures of non-cash investing and financing activities:
Build-to-suit reimbursements not yet received	$7,030	$2,359	$—	$—
Deemed landlord financing — Third party direct pays	2,470	—	—	—

Dividends	8,941	7,665	2,627	2,260

See accompanying notes to consolidated financial statements.

Midway Investors Holdings Inc.

(Predecessor to VI Acquisition Corp.)

Consolidated statements of stockholders’ equity

	Preferred stock						Common stock
	Class A		Class B		Class C		Class A	Class B
(In thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount
Balances at October 27, 2002	18,299	$19,221	18,266	$16,807	2,380	$2,380	19,397	627	—
Dividends on Class A and B preferred stock	—	1,027	—	1,025	—	—	—	—	—
Class C preferred stock issued, net	—	—	—	(1,025)	1,025	1,025	—	—	—
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—
Issuance of incentive stock options	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	—
Realization of hedge transaction loss	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Exercise of options	1,543	1,544	—	—	287	287	—	2,431	—
Exercise of warrants	—	—	—	—	—	—	—	1,182	—
Repurchase of Midway preferred stock	(19,842)	(21,792)	(18,266)	(16,807)	(3,692)	(3,692)	—	—	—
Comprehensive loss:	—
Unrealized loss on hedge transactions, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—
Balances at June 13, 2003	—	—	—	—	—	—	19,397	4,240	—
Elimination of Midway equity	—	—	—	—	—	—	(19,397)	(4,240)	—
Balance at June 13, 2003, post-transaction	—	$—	—	$—	—	$—	—	—	$—

			Accumulated
		Retained	other		Total
	Paid-in	Earnings	comprehensive	Deferred	stockholders’
(In thousands, except shares)	capital	(deficit)	loss	compensation	equity
Balances at October 27, 2002	$3,989	$5,050	$(1,290)	$(422)	$45,735
Dividends on Class A and B preferred stock	—	(2,052)	—	—	—
Class C preferred stock issued, net	—	—	—	—	—
Accretion of redeemable preferred stock	—	(212)	—	—	(212)
Issuance of incentive stock options	1,790	—	—	(1,790)	—
Amortization of deferred compensation	87	—	—	436	523
Issuance of warrants	129	—	—	—	129
Realization of hedge transaction loss	—	—	1,263	—	1,263
Amortization of deferred compensation	—	—	—	1,776	1,776
Exercise of options	228	—	—	—	2,059
Exercise of warrants	—	—	—	—	—
Repurchase of Midway preferred stock	—	—	—	—	(42,291)
Comprehensive loss:
Unrealized loss on hedge transactions, net of tax	—	—	27	—	27
Net loss	—	(3,417)	—	—	(3,417)
Total comprehensive loss	—	(3,417)	27	—	(3,390)
Balances at June 13, 2003	$6,223	$(631)	—	—	$5,592
Elimination of Midway equity	(6,223)	631	—	—	(5,592)
Balance at June 13, 2003, post-transaction	$—	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated statements of stockholders’ equity

	Preferred stock		Common stock		Treasury	Treasury			Total
	Series A		Class A		stock	stock	Paid-in	Accumulated	stockholders’
(In thousands, except shares)	Shares	Amount	Shares	Amount	preferred	common	capital	deficit	equity
Balances at June 14, 2003	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of preferred stock and common stock	67,854	67,854	1,358,649	—	—	—	1,358	—	69,212
Issuance of preferred stock options	—	—	—	—	—	—	896	—	896
Warrants issued	—	—	—	—	—	—	62	—	62
Exercise of options	924	924	—	—	—	—	—	—	924
Repurchase of preferred and common shares	(924)	—	(60,000)	—	(924)	(76)	16	—	(984)
Dividends on Series A preferred stock	—	2,627	—	—	—	—	—	(2,627)	—
Preferred warrant accretion	—	60	—	—	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	(582)	(582)
Balances at October 26, 2003	67,854	$71,465	1,298,649	—	$(924)	$(76)	$2,332	$(3,209)	$69,588
Issuance of preferred stock and common stock	258	257	39,603	—	—	—	41	—	298
Release of collateralized stock	547	547	52,800	—	—	—	53	—	600
Repurchase of common shares	—	—	(4,500)	—	—	(4)	—	—	(4)
Dividends on Series A preferred stock	—	7,665	—	—	—	—	—	(7,665)	—
Preferred warrant accretion	—	88	—	—	—	—	—	—	88
Net loss	—	—	—	—	—	—	—	(2,525)	(2,525)
Balances at October 28, 2004,	68,659	$80,022	1,386,552	$—	$(924)	$(80)	$2,426	$(13,399)	$68,045
Issuance of preferred stock and common stock	285	324	8,703	—	—	—	39	—	363
Dividends on Series A preferred stock	—	8,941	—	—	—	—	—	(8,941)	—
Net income	—	—	—	—	—	—	—	3,463	3,463
Balances at November 3, 2005	68,944	$89,287	1,395,255	$—	$(924)	$(80)	$2,465	$(18,877)	$71,871

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

The Company operates family-style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At November 3, 2005, the Company operated 287 Company-owned restaurants in 16 states. Of the Company-owned restaurants, 152 are Bakers Squares and 135 are Village Inns, with an additional 100 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

VI Acquisition’s purchase of Midway

In connection with the June 14, 2003 purchase of Midway, the assets (including specifically identifiable intangible assets) and liabilities of the acquired company were recorded at their estimated fair value of $143.2 million with the excess of the purchase price over these amounts being recorded as goodwill of $82.8 million. Capitalization of the acquired company was funded by new senior and subordinated debt under the terms of newly executed credit and investment agreements dated as of June 14, 2003 (Note 7). In connection with the closing of the purchase and subject to the terms of the stock purchase agreement, the following transactions occurred:

•      Fixed assets were adjusted to their estimated fair market value, resulting in an increase to the assets’ value of $7.7 million;

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

The consolidated financial statements for Midway for the period from October 28, 2002 through June 13, 2003 represent the operations of the Company prior to the purchase by VI Acquisition and reflect the values established at the time of Midway’s purchase of the Company on May 14, 2001. Therefore, they do not reflect the effects of the purchase accounting adjustments of the June 14, 2003 transaction discussed above. The consolidated financial statements and related notes as of November 3, 2005, October 28, 2004 and October 26, 2003 and for the periods subsequent to June 14, 2003 reflect all purchase accounting adjustments resulting from the June 14, 2003 transaction.

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

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements of VI Acquisition Corp. as of November 3, 2005 and October 28, 2004 and for the years ended November 3, 2005, October 28, 2004 and period from June 14, 2003 through October 26, 2003 include the accounts of the Company, Midway, VICORP and its wholly-owned subsidiaries. Neither VI Acquisition Corp. nor Midway has had any independent operations, and consequently the consolidated financial statements of VI Acquisition Corp. and Midway are substantially equivalent to those of VICORP.

The accompanying predecessor financial statements for the period from October 28, 2002 through June 13, 2003 include the accounts of Midway, VICORP and its wholly-owned subsidiaries.

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. The Company’s critical accounting estimates include (i) inventory valuation, (ii) useful life assignments and impairment evaluations associated with property and equipment and intangible assets, (iii) anticipated outcomes of legal proceedings and other contingencies (iv) self-insurance reserves and (v) valuation allowances associated with deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased.  Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Receivables

Receivables generally represent billings to third-party customers of our pie production facilities, construction billings due from landlords, billings to franchisees for royalties, initial and renewal fees and equipment sales, and rent receivable from franchisees and other sublessees.  Trade receivables are generally unsecured, while notes receivable are typically secured by the property that gave rise to them.  Other receivables consist of various amounts due from others in the ordinary course of business.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents and receivables.  The Company maintains deposits in excess of FDIC limits at two banks. The maximum loss that would have resulted from this risk amounted to approximately $132,000 at November 3, 2005, which represents the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.  The Company considers the concentration of credit risk within its receivables to be minimal as a result of payment histories and the general financial condition of its third party-customers and franchisees.

Inventories

Inventories are stated at the lower of cost (which is determined using standard cost which approximates a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004
Production facility inventories:
Raw materials	$4,408	$4,353
Finished goods	5,059	4,717
	9,467	9,070

Restaurant inventories	2,958	3,175
	$12,425	$12,245

Activity in the allowance for inventory obsolescence reserve was as follows:

	VI Acquisition
(In thousands)	Year ended November 3, 2005	Period ended October 28, 2004	Period ended October 26, 2003
Beginning of period	$197	$172	$187
Additionsexpense	482	514	148
Write-offs	(465)	(489)	(163)
End of period	$214	$197	$172

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

The Company routinely incurs costs to repair and maintain its facilities and equipment, which are expensed as incurred. Such repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities, including, but not limited to, electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs. The Company recorded repair and maintenance expense of $9.7 million, $9.2 million, $3.4 million, and $5.6  million for the fiscal years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively.

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

For many of the Company’s build-to-suit restaurant construction projects, it is considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because the Company is deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the Company would record the sale, remove all property and related liabilities from its consolidated balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of the Company’s real estate transactions and build-to-suit restaurant construction projects have not qualified for sale-leaseback accounting because of its deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  The Company believes it has continuing involvement in the leased property because of the existence of “perpetual fixed price renewal options.”  This form of continuing involvement precludes sale-leaseback accounting because the seller-lessee benefits from future appreciation in the underlying property in a manner similar to a fixed-price purchase option.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

Long-lived assets

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the period beginning October 28, 2002. SFAS No. 144 retained the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provided new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also required that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expanded the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity.

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

Intangible assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or change in circumstances indicate that the asset might be impaired.  SFAS No. 142 “Goodwill and other Intangible Assets,” requires a two-step process for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For other indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment, if any, for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company has determined that no impairments have existed related to goodwill or other intangible assets in any of the periods presented. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

To assist in the process of determining goodwill impairment, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions.  These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

Prior to the June 14, 2003 purchase transaction, franchise rights with a value of $14.2 million were amortized using the straight-line method over the period expected to be benefited, or 20 years. Amortization expense of $500,000 was recorded for the period ended June 13, 2003. At the date of the June 14, 2003 purchase transaction, the remaining franchise rights were adjusted to their then current fair market value of $12.2 million. This value is being amortized over the remaining period expected to be benefited. Amortization expense of $592,000, $592,000 and $250,000 was recorded for the fiscal years ended November 3, 2005, October 28, 2004 and period ended October 26, 2003, respectively. The Company expects to record annual amortization expense of $694,000 over the remaining 15.5 year life of the franchise rights.

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

Franchise operations gross revenues and expenses consisted of the following:

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003

Royalties	$4,129	$3,917	$1,451	$2,612
Initial and renewal fees	—	—	—	67
Property rental	1,144	1,120	457	754
Interest income on franchise notes	7	20	8	15
Franchise revenues	5,280	5,057	1,916	3,448
Franchise operating expenses	(2,181)	(2,311)	(978)	(1,583)
Franchise operations, net	$3,099	$2,746	$938	$1,865

Since the Company produces a majority of its pies and since its third-party pie sales historically have not had, and currently do not have, a material impact on our operating profit, the net results of pie manufacturing operations is included as an offset to food costs.

Advertising costs

Advertising costs for television, radio, newspapers, direct mail and point-of-purchase materials are expensed in the period incurred. Advertising expense for the fiscal years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003 was approximately $12.7 million, $12.3 million, $4.7 million, and $8.6 million, respectively.  Prepaid advertising costs totaled $0.9 million at November 3, 2005 and $0.3 million at October 28, 2004 representing billings paid for media events not occurring for the first time until after the respective dates.

New store pre-opening costs

New store pre-opening costs consist of salaries and other direct expenses incurred in connection with the setup and stocking of stores, employee training, and general store management costs incurred prior to the opening of new restaurants.  New store pre-opening costs are expensed as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-up Activities.”  New store pre-opening costs for the fiscal years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003 were $1.3 million, $532,000, $249,000, and $150,000, respectively.

Comprehensive income

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company’s interest rate swap agreements on its variable rate debt (Note 17) are recorded at fair value with changes in the value of such contracts, net of income taxes, reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses the combined statutory rate for federal and state income taxes.

Fair value of financial instruments

At November 3, 2005 and October 28, 2004, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments.  See Note 7 for information concerning the fair value of the Company’s long-term debt and Note 8 for information regarding the fair value of the Company’s financing obligations.

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

The Company has used interest rate swaps to manage its interest rate mix on the total debt portfolio and related overall cost of borrowing whereby it agreed to exchange the variable rate on a portion of its term borrowings for a fixed rate. Under SFAS No. 133, the Company’s interest rate swap agreements are typically designated as cash flow hedges and recorded at fair value, with changes in the value of such contracts, net of income taxes, reported in comprehensive income. The net settlements made under the interest rate swap agreements are reflected in the consolidated statements of operations as an adjustment to interest expense over the term of the related swap. See Note 17 for further discussion.

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently implementing SFAS No. 151 and does not believe that it will have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will use the modified prospective method when it adopts.  SFAS 123(R) is effective for non-public filers with the first annual reporting period that begins after December 15, 2005. As permitted by SFAS 123, the company had accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Simultaneously with the closing of the company’s sale transaction in April 2003, all options became immediately vested, thus the company did not recognize any compensation expense. Consequently, the adoption of SFAS 123(R) will only impact the Company’s results of operations if the Company grants share-based payments subsequent to November 3, 2006, the beginning of the Company’s 2007 fiscal year.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154)”. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company capitalized $0.7 million and $0.2 million for fiscal 2005 and 2004, respectively.  The Company will implement FSP No. FAS 13-1 during the first quarter of fiscal 2006 and do not believe that it will a material impact upon the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation.

3. Receivables, net

Receivables, net consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004

Trade receivables	$5,799	$5,373
Construction receivables (Note 4)	7,030	2,359
Indemnification receivable (Notes 6 and 19)	2,557	3,382
Other receivables	721	975
Notes receivable	7	204
Allowance for doubtful accounts	(358)	(378)
Receivables, net	15,756	11,915
Less: long-term portion	—	—
Current portion	$15,756	$11,915

Construction receivables represent amounts due from landlords for build-to-suit construction projects (Note 4).

Activity in the allowance for doubtful accounts was as follows:

				Midway
	VI Acquisition			Period
	Year ended	Period ended	Period ended	ended
	November 3,	October 28,	October 26,	June 13,
(In thousands)	2005	2004	2003	2003
Beginning of period	$378	$492	$742	$552
Bad debt expense	110	11	70	190
Write-offs	(130)	(125)	(320)	—
End of period	$358	$378	$492	$742

4. Property and equipment and assets under deemed landlord financing liability

Property and equipment consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004

Land	$5,634	$5,634
Buildings and improvements	49,331	40,242
Equipment	57,926	45,917
Construction in progress	5,606	6,225
Capitalized lease buildings	1,284	1,284
Impairment reserve	(1,101)	(1,101)
	118,680	98,201
Less: accumulated depreciation	(32,221)	(17,885)
Property and equipment, net	$86,459	$80,316

Depreciation expense on property and equipment was $14.8 million, $13.6 million, $4.8 million, and $8.1 million during the years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively.

Assets under deemed landlord financing liability consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004

Land	$48,806	$48,806
Buildings and improvements	67,929	65,523
Construction in progress	19,917	2,025
	136,652	116,354
Less: accumulated depreciation	(10,506)	(6,012)
Assets under deemed landlord financing liability, net	$126,146	$110,342

Depreciation expense on assets under deemed landlord financing liability was $4.6 million, $4.4 million, $1.6 million, and $2.4 million during the years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively.

5. Other assets, net

Other assets, net consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004

Non-competition agreements	$2,030	$2,030
Deferred debt financing costs	8,150	7,877
Deferred lease payments	4,111	7,904
Deferred tax asset	3,010	—
Deposits and miscellaneous financing costs	331	216
	17,632	18,027
Less: accumulated amortization	(3,758)	(4,264)
Other assets, net	$13,874	$13,763

During fiscal 2004, deferred debt financing costs with a book value of $4.3 million were written off as a result of early extinguishment of debt associated with the April 2004 refinancing transactions (Notes 7 and 18).  Also during fiscal 2004, deferred financing costs totaling $6.1 million were added associated with the debt incurred as a result with the April 2004 refinancing transactions (Note 7).

The deferred lease payments asset was established at the date of the Company’s purchase of Midway and represents the present value of the excess market rates in effect as of that date compared to the Company’s lease payments on individual properties.

6. Other accrued expenses

Other accrued expenses consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004
Legal settlements (Notes 3 and 19)	$517	$6,775
Insurance	4,346	4,372
Rent	1,668	1,611
Interest	983	729
Gift certificates and cards	1,315	891
Advertising	1,047	869
Reserve for closed/subleased locations (Note 15)	406	556
Miscellaneous	2,710	2,717
	$12,992	$18,520

Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal, management and audit fees.

7. Debt

Long-term debt consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004
10½% Senior Unsecured Notes:	$126,530	$126,530
Amended and Restated Senior Secured Credit Facility:
Term loan	15,000	15,000
Revolving credit facility	6,675	1,350
Gross amount payable	148,205	142,880
Unamortized original issue discount on senior unsecured notes	(1,192)	(1,411)
Long-term debt	$147,013	$141,469

On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10½% senior unsecured notes maturing on April 15, 2011.  The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million.  The senior unsecured notes were issued by VICORP Restaurants, Inc. and are fully and unconditionally guaranteed by VI Acquisition Corp.  In August 2004, the Company’s registration statement with the Securities and Exchange Commission on Form S-4 was declared effective and the senior unsecured notes and guarantees were exchanged for registered notes and guarantees having substantially the same terms and evidencing the same indebtedness.  Interest is payable semi-annually on each April 15 and October 15 until maturity.

Concurrently with the issuance of the 10½% senior unsecured notes, the Company entered into an Amended and Restated Senior Secured Credit Facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of November 3, 2005, the Company had issued letters of credit aggregating $7.3 million and had $6.7 million of borrowings outstanding under the senior secured revolving credit facility.  Interest is payable monthly on the first of each month. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan.  Under this formula, as of November 3, 2005, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $16.0 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement.  At November 3, 2005, the interest rates on borrowings outstanding were 7.29% for term loan borrowings and 8.25% for loans under the revolving credit facility.  Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. In addition, the guarantees are also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined in the agreements, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  On November 3, 2005, the Company was in compliance with these requirements.

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

On June 14, 2003, the Company also issued Subordinated Debt with a principal amount of $45 million, which was subordinated to the senior indebtedness and was accompanied by warrants for an aggregate of 95,745 shares of common stock and 0.06 shares of preferred stock. See Note 11 (“Stockholders’ equity—VI Acquisition Corp.—Warrants”) for further discussion. The discount was amortized to interest expense over the term of the Subordinated Debt. The proceeds from the issuance of the notes were used to finance, in part, the June 2003 purchase, and to pay related transaction fees and expenses of approximately $8.0 million. The principal amount of the notes was due in full on December 13, 2009, and accrued interest at a fixed annual rate of 16%. Subject to the terms of the Subordinated Debt, interest was to be paid in cash on a quarterly basis on each interest payment date (October 1, January 1, April 1 and July 1) at a fixed rate of 13% annually. On each interest payment date, the Company, at its option, could (a) make an additional cash payment to the holders of the Subordinated Debt in an amount equal to 3% annually of the principal outstanding under the note, (b) the then outstanding principal of the note could be increased by a payment-in-kind amount, or (c) pay a portion of the additional cash payment to the holders and accrue to the holders a portion of the payment-in-kind amount equal to 3% annually of the principal outstanding under the notes. This facility also contained covenants customary in lending transactions of this type.

The Company incurred $29.0 million, $26.8 million, $9.7 million, and $11.4 million of interest charges during the fiscal years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively.  Of these amounts, $457,000, $193,000, $23,000, and $92,000 was capitalized in the fiscal years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively.

Excluding capitalized lease obligations (Note 9), the aggregate maturities of long-term debt obligations for the five years following November 3, 2005 are:

(In thousands)
2006	$—
2007	—
2008	—
2009	21,675
2010	—
2011 and thereafter	126,530
$148,205

The estimated fair value of the Company’s long-term debt (excluding capitalized lease obligations) was approximately $147.6 million at November 3, 2005.  The Company believes that the carrying value of debt balances under its Senior Secured Credit Facility approximates fair value because of its variable interest feature and the difference between the estimated fair value of long-term debt compared to its historical cost reported in the consolidated balance sheets at November 3, 2005 relates primarily to market quotations for the 10½% Senior Unsecured Notes.

8. Deemed landlord financing liability

The agreements related to the Company’s deemed landlord financing liability generally contain an initial term of 15 or 20 years plus renewal options and also require payment of property taxes, maintenance, insurance and utilities.

The following summarizes future minimum payments under the Company’s agreements related to the deemed landlord financing liability having an initial or remaining non-cancelable term of one year or more as of November 3,2005 :

(In thousands)
2006	$13,411
2007	13,518
2008	13,625
2009	13,729
2010	14,164
2011 and thereafter	264,247
332,694
Less: amount representing imputed interest	(200,656)
Present value of minimum payments	$132,038

During the period ended June 13, 2003, the Company completed two sale-leaseback transactions of real estate related to restaurant properties. The Company received $2.6 million in proceeds. In connection with the purchase transaction on June 14, 2003, the Company completed a sale-leaseback transaction of real estate related to ten restaurant properties. The Company received $13.9 million in proceeds.  In October 2003, the Company completed an additional sale-leaseback transaction of real estate related to a restaurant property. The Company received $1.3 million in proceeds.  Each of the aforementioned sale-leaseback transactions were recorded under the financing method due to deemed continuing involvement with the buyer-lessor.

The imputed interest rates on the deemed landlord financing liability ranged from 9.0% to 13.6%.  Imputed interest expense on the deemed landlord financing liability totaled $13.1 million, $11.8 million, $4.4 million, and $6.1 million during the fiscal years ended November 3, 2005, October 28, 2004, the periods ended October 26, 2003 and June 13, 2003, respectively.

The Company believes that the carrying value of the deemed landlord financing liability approximates fair value.

9. Leases

The Company is the prime lessee under various land, building, and equipment leases for Company-operated and franchised restaurants, pie production facilities and other locations. The leases have initial terms ranging from 15 to 20 years and, in most instances, provide for renewal options ranging from five to 20 years.  Many leases contain purchase options at the end of the lease term and escalation clauses, either predetermined or based upon inflation. When predetermined escalation clauses are present, the Company recognizes rental expense on the straight-line basis. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”).  Contingent rentals are accrued each accounting period as the liabilities are incurred utilizing prorated periodic sales targets.  Under most leases, the Company is responsible for occupancy costs including taxes, insurance and maintenance.  Subleases to franchisees and others generally provide for similar terms as the prime lease and an obligation for occupancy costs.

The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of November 3, 2005:

(In thousands)	Capital leases	Operating leases	Lease and sublease income

2006	$79	$19,371	$767
2007	74	18,566	691
2008	66	16,424	542
2009	37	15,271	350
2010	37	13,522	225
2011 and thereafter	27	111,371	386
Total minimum lease payments	320	$194,525	$2,961
Less: amount representing interest	(72)
Present value of minimum lease payments	248
Less: current maturities of capitalized lease obligations	(63)
Capitalized lease obligations	$185

Three of our leased properties are subject to capital lease obligations. These capital leases have expiration dates ranging from November 2006 to June 2011.  Implicit interest rates range from 9.7% to 14.0% on capital leases.

Net rental expense consisted of the following:

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003

Restaurant land and buildings:
Minimum rentals	$18,963	$17,944	$6,316	$9,243
Contingent rentals	2,091	2,061	704	1,368
Equipment	313	437	202	314
Gross rental expense	21,367	20,442	7,222	10,925
Less: lease and sublease rental income	(1,442)	(1,458)	(596)	(1,054)
Net rental expense	$19,925	$18,984	$6,626	$9,871

10. Other noncurrent liabilities

Other noncurrent liabilities and credits consisted of the following:

(In thousands)	November 3, 2005	October 28, 2004

Reserve for closed/subleased properties (Note 15)	$602	$714
Deferred straight-line rent payable	2,685	1,354
Insurance	4,980	4,477
Landlord incentive	807	466
Other	23	46
	$9,097	$7,057

11. Stockholders’ equity—VI Acquisition Corp.

Preferred stock

The VI Acquisition Corp. Series A preferred stock has a par value of $0.0001 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Series A preferred stock accrue cumulatively on a daily basis at a fixed rate of 10% and are payable upon liquidation or redemption. Accrued dividends were approximately $8.9 million and $7.7 million at November 3, 2005 and October 28, 2004, respectively.  Holders of the Series A preferred stock have no voting rights in relation to matters of the Company.

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

Treasury stock

Following the separation of a member of management from the Company during the period ended October 26, 2003, the Company repurchased 76,103 shares of common stock and 923.9 shares of preferred stock at a cost of $1.00 and $1,000 per share, respectively.  During the year ended October 28, 2004, the Company repurchased 4,500 shares of common stock at a cost of $1.00 per share following the separation of another member of management.

Warrants

In connection with the issuance of senior debt on June 13, 2003, VI Acquisition issued common and preferred stock purchase warrants which entitled the holders to purchase at any time through June 13, 2013 an aggregate of 95,745 shares of common stock and an aggregate of 0.06 shares of Series A preferred stock at $0.01 per share. The preferred stock warrant holders are subject to an anti-dilution provision, which allows their ownership to remain at approximately 6% of the value of the accrued dividends on the Series A preferred stock. As of November 3, 2005, the preferred warrants were exercisable for an aggregate of 1,183.92 shares of preferred stock.

Management agreements

Ms. Koenig and Mr. Carroll have entered into certain Management Agreements with the Company pursuant to which they purchased restricted shares of the Company’s common stock at a price equal to $1.00 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by the Company at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by the Company at the lesser of original cost or fair market value).  In addition, pursuant to the Management Agreements, following the termination of Ms. Koenig’s or Mr. Carroll’s employment, the Company may elect, or, in the event of their deaths, their respective estates may compel the Company, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig and Mr. Carroll.  The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig’s or Mr. Carroll’s put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

Mr. Keymer entered into a Management Agreement with the Company pursuant to which he purchased restricted shares of the Company’s common stock at a price equal to $4.53 per share.  The shares vest over a period of four years at the rate of 25% per year and are subject to certain repurchase rights upon termination of Mr. Keymer’s service as a member of the Company’s Board of Directors.  Upon termination of Mr. Keymer’s services as a member of the Board of Directors, all vesting ceases and the unvested shares may be repurchased by the Company at their original cost and the vested shares may be repurchased at fair market value.

12. Stockholders’ equity—Midway Investors Holdings Inc.

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

The Midway Class B preferred stock had a par value of $0.01 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and was convertible into an equal number of shares of Class A preferred stock. Dividends on the Class B Preferred Stock accrued cumulatively on a daily basis at a fixed annual rate of 8.94% through April 30, 2004, and 11.34% thereafter, and were payable exclusively by issuance of a payment-in-

kind dividend of Class C preferred stock on the last day of each fiscal quarter. Fractional shares of Class C preferred stock could be issued in connection with any payment-in-kind dividend. The Class B preferred stock was redeemable in cash, at Midway’s option, to all holders of the preferred shares on a pro-rata basis. Holders of the Class B preferred stock had no voting rights in relation to matters of the Company.

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

13. Stock option and incentive program

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

Information regarding activity for stock options exercisable for shares of Series A preferred stock outstanding under VI Acquisition Corp. Stock Option Plan is as follows:

	Shares	Weighted- average exercise price
Options outstanding at October 26, 2003	647	$24.80
Granted rollover options	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at October 28, 2004	647	24.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at November 3, 2005	647	$24.80
Options exercisable at November 3, 2005	647	$24.80

The options outstanding at November 3, 2005 had a weighted average remaining contractual life of 7.6 years.

14. Employee benefit plans

The Company maintains the VICORP Restaurants, Inc. Employees’ 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees meeting a 1,000 hour service requirement are eligible to participate. During the years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, the Company recorded expense of $620,000, $587,000, $232,000, and $406,000, respectively, for its 401(k) contributions.

15. Asset impairments, asset disposals and related costs

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

As of November 3, 2005 and October 28, 2004, the Company had recorded a reserve for closed/subleased restaurant locations (Notes 6 and 10) of approximately $1.0 million and $1.3 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the seven restaurant locations to which this reserve relates, four of such locations were subleased as of November 3, 2005.

The following summarizes the activities that occurred in the Company’s reserve for closed/subleased restaurant locations during the years ended November 3, 2005 and October 28, 2004 and the periods ended October 26, 2003 and June 13, 2003, respectively:

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003
Beginning of period	$1,270	$1,762	$2,005	$2,042
Additions	—	65	—	—
Payments	(262)	(557)	(243)	(37)
End of period	$1,008	$1,270	$1,762	$2,005

16. Income taxes

The total provisions for income tax expense (benefit) consisted of the following:

	VI Acquisition			Midway
(In thousands)	Year ended November 5, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003

Current:
Federal	$1,190	$1,394	$458	$(996)
State	76	853	(47)	(327)
	1,266	2,247	411	(1,323)
Deferred:
Federal	(1,262)	(4,394)	(1,548)	(1,289)
State	134	(765)	(98)	(527)
	(1,128)	(5,159)	(1,646)	(1,816)
Provision for income taxes (benefit)	$138	$(2,912)	$(1,235)	$(3,139)

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit):

	VI Acquisition						Midway
(In thousands)	Year ended November 3, 2005		Year ended October 28, 2004		Period ended October 26, 2003		Period ended June 13, 2003

Income tax provision computed at statutory federal income tax rates	1,261	35%	(1,903)	35%	(636)	35%	(2,295)	35%
FICA tip tax credit	(1,147)	(32)%	(1,049)	19%	(395)	22%	(634)	10%
Non-deductible costs	14	0%	18	0%	(41)	2%	623	10%
State income tax provision, net of federal benefit	137	5%	58	(1)%	(94)	5%	(556)	8%
Other, net	(127)	(4)%	(36)	1%	(69)	4%	(277)	4%
Income tax expense (benefit)	138	4%	(2,912)	54%	(1,235)	68%	(3,139)	48%

The components of the net deferred tax assets (liabilities) were as follows:

(In thousands)	November 3, 2005	October 28, 2004

FICA tax credit carryforwards	$13,870	$11,820
Alternative minimum tax credit carryforwards	3,366	3,366
Accrued insurance claims not yet deductible	3,522	3,347
Property and equipment	1,264	4,867
Investment	2,754	2,760
Leasing/financing transactions	2,098	—
Other	1,682	3,146
	$28,556	$29,306
Valuation allowance	(2,760)	(2,760)
Deferred tax assets, net of valuation allowance	$25,796	$26,546
Trademarks	(16,999)	(17,090)
Franchise rights	(4,296)	(4,557)
Leasing/financing transactions	—	(1,526)
Other	(60)	(60)
Deferred tax liabilities	$(21,355)	$(23,233)
Net deferred tax assets (liabilities)	$4,441	$3,313

Deferred income taxes, short-term	$1,431	$4,673
Deferred income taxes, long-term	$3,010	$(1,360)

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

Approximately $9.5 million of the FICA tip credit carryforwards were generated prior to the Company’s acquisition in June 2003 and are subject to an annual use limitation of approximately $0.7 million.  Of these credit carryforwards, $5.5 million may be carried forward up to 15 years with expirations in 2009 through 2013 and $4.0 million may be carried forward up to 20 years with expirations in 2019 through 2023.  The remaining $4.0 million of FICA tip credit carryforwards were generated post-acquisition, are not subject to annual limitations and will expire in 2023 through 2025.  Management believes that, based upon past historical and forecasted future taxable income, it is more likely than not that these carryforwards will be fully utilized before expiration.  Annual taxable income of approximately $6.0 million would be necessary to fully utilize the credit carryforwards.  Estimated taxable income for the fiscal year ended November 3, 2005 was $7.1 million.

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

17. Hedging activities

Effective October 27, 2003, the Company entered into an interest rate swap agreement to manage its cash flows associated with the interest payable under the variable component of its prior senior secured credit agreement.  The swap agreement had an original notional amount of $35 million. The contract was scheduled to expire October 27, 2006 and the interest rate was fixed at 2.686%.  In connection with the debt refinancing transaction on April 14, 2004 (Note 7), the outstanding derivative obligations were settled for $0.2 million.  The Company held no derivative instruments as of November 3, 2005 and October 28, 2004.

18. Transaction and debt extinguishment expenses

The Company incurred various expenses directly related to the acquisitions of the predecessor companies (Note 1). The components of the transaction expenses and debt extinguishment costs were as follows:

	VI Acquisition			Midway
(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004	Period ended October 26, 2003	Period ended June 13, 2003
Transaction expenses:
Employment contract termination and stock compensation	$—	$—	$—	$5,574
Legal, accounting and other professional fees	15	75	49	3,862
Severance costs	—	—	1,177	—
Legal settlements	—	50	—	—
Total transaction expenses	$15	$125	$1,226	$9,436
Debt extinguishment costs:
Debt prepayment penalties	$—	$2,305	$—	$1,298
Write-off of deferred financing costs	—	4,344	—	3,322
Derivative termination	—	207	—	1,896
Total debt extinguishment costs	$—	$6,856	$—	$6,516

19. Commitments and contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  As of November 3, 2005, the Company had placed letters of credit totaling approximately $7.3 million, primarily associated with its insurance programs.

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

The Company was a defendant in two purported class action claims in California. The first class action claim was brought in October 2003 by two former employees and one current employee, and the second class action claim was brought in May 2004 by two former employees. The parties entered into a settlement agreement, which was approved June 1, 2005. Under the terms of the settlements, the Company agreed to pay up to an aggregate of $6.55 million for the alleged claims and associated legal fees, subject to partial indemnification as noted in the lawsuit described below.

The Company filed a lawsuit on December 3, 2004 against the former shareholders of Midway (the former parent of VICORP Restaurants, Inc.), including certain members of current management, in the Circuit Court of Cook County, Illinois seeking indemnification for all of the damages related to such litigation under the purchase agreement dated June 14, 2003 pursuant to which VICORP Restaurants, Inc. was acquired, in addition to the assertion of other claims.

The former shareholders of Midway Investors Holdings Inc. filed a lawsuit on December 22, 2004 in Suffolk County Superior Court in Massachusetts.  The former shareholders of Midway Investors Holdings Inc. claimed, among other allegations, that VICORP improperly sought indemnification and denied liability for the portion of the damages in the previously mentioned class action lawsuits that arose following the closing of the June 2003 acquisition, and for certain settlements for which they claim they did not receive appropriate notice or approval rights.

The former shareholders of Midway Investors Holdings Inc. have acknowledged they are liable to the Company for the pre-closing portion of settlement agreements. During the fourth quarter of fiscal 2004, the Company established a receivable of $3.4 million on our consolidated balance sheet for the former shareholders’ estimated portion of the settlement.  In the third quarter of 2005, the $6.55 million reserve mentioned above was reduced to $5.3 million, as the information regarding the ultimate costs was finalized by the trustee.  The associated receivable from the Midway shareholders was reduced by $0.8 million, in conjunction with the reduction to the estimated reserve for the settlement agreements, resulting in a receivable balance of $2.65 million.

The Company has, through its parent VI Acquisition Corp., entered into an agreement to settle claims brought against the former shareholders of Midway Investor Holdings Inc., in the Circuit Court of Cook County, Illinois, seeking indemnification under the purchase agreement dated June 14, 2003 and to settle claims brought against the Company by the former shareholders of Midway Investor Holdings Inc. in the Superior Court, Department of Trial Court in the Commonwealth of Massachusetts, Business Litigation Section, seeking release of the escrow funds under the purchase agreement.  In connection with the settlement of these claims, VI Acquisition Corp. received a settlement payment of $2.65 million in December 2005.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases was approximately $2.3 million as of November 3, 2005.  The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations for restaurant construction amounted to approximately $11.0 million as of November 3, 2005.

Indemnifications

In the normal course of business, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets. The Company also has indemnification obligations to its officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by the Company depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow the Company to challenge the other party’s claims. In certain instances, the Company may have recourse against third parties for payments that we make.

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. The Company has not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, the Company does accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when the obligation is both probable and reasonably estimable.

20. Related party transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company.  Under terms of the agreement, the Company pays a total annual fee of $850,000 to the partnerships. In connection with the April 14, 2004 debt refinancing (Note 7), the Company also paid an additional $309,000 in fees to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P., which represented a deferral of a portion of the transaction fee payable to Wind Point Investors IV, L.P. and Wind Point Investors V, L.P. in connection with the June 2003 acquisition (Note 1).  Total management fees paid to Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. totaled $1,063,000, $1,088,000 and $315,000 for the fiscal years ended November 3, 2005, October 28, 2004 and the period from June 14, 2003 through October 26, 2003, respectively.  Total management fee expense for the fiscal years ended November 3, 2005, October 28, 2004 and the period from June 14, 2003 through October 26, 2003 was $850,000, $1,159,000 and $315,000, respectively. As of November 3, 2005 and October 28, 2004, $63,000 and $275,000 of such management fees were accrued but unpaid (Note 6).

The Company previously had obtained a letter of credit which was required to secure the personal loan of a member of management. The proceeds under this arrangement were used by the individual to participate in the acquisition of the Company’s stock (Note 11).  The Company assumed fees associated with this letter of credit in the amount of approximately $8,000.  The loan was paid in full in February 2004.

On May 14, 2001, the Company entered into management fee agreements with Goldner, Hawn, Johnson & Morrison, a Minnesota corporation, and Second Capital Corporation of Boston (“Second Capital”), a Massachusetts corporation, whereby certain management, financial and other consulting services would be provided to the Company’s predecessor.  Under the terms of the agreement, the Company paid a total annual fee of $1.0 million to Goldner Hawn and Second Capital.  Management fees totaled approximately $575,000 for the period from October 28, 2002 through June 13, 2003. This agreement terminated on June 13, 2003.

22. Quarterly financial data (unaudited)

The Company’s quarterly results of operations for fiscal years 2005 and 2004 are summarized as follows:

	Quarter ended (a)
(In thousands) Fiscal 2005	January 27, 2005	April 21, 2005	July 14, 2005	November 3, 2005

Revenues	$105,752	$93,530	$92,508	$120,914
Litigation settlement	—	—	—	—
Transaction costs	15	—	—	—
Impairment expense	—	—	—	—
Operating profit	10,206	6,770	7,723	7,108
Debt extinguishment costs	—	—	—	—
Net income (loss)	2,269	456	1,308	(570)

	Quarter ended (a)
Fiscal 2004	January 22, 2004	April 15, 2004	July 8, 2004	October 28, 2004

Revenues	$100,594	$93,125	$90,123	$115,882
Litigation settlement	—	—	—	3,168
Transaction costs	22	23	—	80
Impairment expense	—	22	—	1,079
Operating profit	8,984	7,017	7,492	4,191
Debt extinguishment costs	—	6,856	—	—
Net income (loss)	2,043	(3,663)	973	(1,878)

(a) The Company’s first, second and third quarters generally consist of twelve weeks each and the fourth quarter consists of sixteen weeks.  However, the first quarter of fiscal 2004 included an additional four days due to a change made to end fiscal quarters on a Thursday rather than a Sunday (Note 1). The first quarter of fiscal 2005 included an extra week.