Form 10-Q
period 2006-01-26
VICORP RESTAURANTS INC
filed 2006-03-13
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-117263

VICORP RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

STATE OF COLORADO	84-0511072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 WEST 48TH AVENUE, DENVER, COLORADO	80216
(Address of principal executive offices)	Zip Code)

 (303) 296-2121

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

Number of shares of Common Stock, $.0001 par value, outstanding at February 13, 2006: 1,370,616, excluding treasury shares.

VICORP RESTAURANTS, INC.

January 26, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of January 26, 2006 and November 3, 2005

Consolidated Statements of Operations for the 84 days ended January 26, 2006 and 91 days ended January 27, 2005

Consolidated Statements of Cash Flows for the 84 days ended January 26, 2006 and 91 days ended January 27, 2005

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	January 26, 2006	November 3, 2005

Assets
Current assets:
Cash and cash equivalents	$1,851	$2,099
Receivables, net	6,574	15,756
Inventories	10,698	12,425
Deferred income taxes, short-term	1,837	1,431
Prepaid expenses and other current assets	2,133	3,175
Prepaid rent	171	2,172
Income tax receivable	3,966	733
Total current assets	27,230	37,791
Property and equipment, net	87,980	86,459
Assets under deemed landlord financing liability, net	130,139	126,146
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	10,605	10,765
Deferred income taxes	—	3,010
Other assets, net	12,916	13,613
Total assets	$403,351	$412,265

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$46	$63
Cash overdraft	—	6,341
Accounts payable	12,240	13,291
Accrued compensation	7,804	8,066
Accrued taxes	8,822	7,746
Other accrued expenses	14,333	12,992
Total current liabilities	43,245	48,499
Long-term debt	140,388	147,013
Capitalized lease obligations	184	185
Deemed landlord financing liability	134,640	132,038
Deferred income taxes, long-term	313	—
Other noncurrent liabilities	12,327	11,596
Total liabilities	331,097	339,331

Commitments and contingencies

Stock subject to repurchase	1,055	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,942 shares issued and outstanding at January 26, 2006 and 68,944 shares issued and outstanding at November 3, 2005 (aggregate liquidation preference of $90,297 and $88,178, respectively)	90,891	89,287
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,343,163 shares issued and outstanding at January 26, 2006 and 1,395,255 shares issued and outstanding at November 3, 2005	—	—
Paid-in capital	2,362	2,465
Treasury stock, at cost, 1,371.11 shares of preferred stock and 132,695 shares of common stock at January 26, 2006 and 923.87 shares of preferred stock and 80,603 shares of common stock at November 3, 2005	(1,057)	(1,004)
Accumulated deficit	(20,997)	(18,877)
Total stockholders’ equity	71,199	71,871
Total liabilities and stockholders’ equity	$403,351	$412,265

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005

Revenues:
Restaurant operations	$104,126	$104,523
Franchise operations	1,166	1,229
Manufacturing operations	7,012	9,583
	112,304	115,335
Costs and expenses:
Restaurant costs:
Food	28,317	28,543
Labor	32,941	32,240
Other operating expenses	30,127	27,766
Franchise operating expenses	483	511
Manufacturing operating expenses	7,513	9,251
General and administrative expenses	5,821	6,607
Transaction expenses	—	15
Asset impairments	308	—
Management fees	196	196
Operating profit	6,598	10,206
Interest expense	(6,939)	(6,978)
Other income, net	171	88
Income (loss) before income taxes	(170)	3,316
Provision for income taxes (benefits)	(235)	1,047
Net income	65	2,269
Preferred stock dividends and accretion	(2,185)	(2,047)
Net income (loss) attributable to common stockholders	$(2,120)	$222

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005

Operating activities:
Net income	$65	$2,269
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	5,143	4,480
Asset impairments	308	—
Amortization of financing costs and original issue discounts	287	288
Loss on disposition of assets	10	28
Deferred income tax expense	2,917	(1,022)
Accretion of interest on deemed landlord financing obligations	126	99
Changes in operating assets and liabilities:
Receivables, net	3,528	3,071
Inventories	1,727	2,935
Cash overdraft	(6,341)	(3,190)
Accounts payable, trade	(1,051)	(2,145)
Accrued compensation	(262)	(1,356)
Other current assets and liabilities	5,466	5,791
Other noncurrent assets and liabilities	1,096	1,618
Net cash provided by operating activities	13,019	12,866
Investing activities:
Acquisition of franchisee restaurants	(650)	—
Purchase of property and equipment	(3,965)	(2,835)
Purchase of assets under deemed landlord financing liability	(5,239)	(2,122)
Proceeds from disposition of property	—	25
Collection of notes receivable	—	55
Net cash used in investing activities	(9,854)	(4,877)
Financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(13,014)	(9,045)
Proceeds from issuance of debt	6,275	7,600
Proceeds from deemed landlord financing	4,071	540
Payments for repurchase of stock	(745)	—
Net cash used in financing activities	(3,413)	(905)
Increase (decrease) in cash and cash equivalents	(248)	7,084
Cash and cash equivalents at beginning of period	2,099	1,332
Cash and cash equivalents at end of period	$1,851	$8,416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$3,772	$3,418
Income taxes	74	83

Supplemental disclosures of non-cash investing and financing activities:
Build-to-suit reimbursements not yet received	$4,609	$5,795
Deemed landlord financing—third party direct pays	872	—

Dividends	$2,185	$2,047

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

January 26, 2006

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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At January 26, 2006, the Company operated 295 Company-owned restaurants in 17 states. Of the Company-owned restaurants, 151 are Bakers Square restaurants and 144 are Village Inn restaurants, with an additional 96 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. However, operating results for the 84-day period ended January 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2006. Additionally, operating results for the first quarter of the fiscal year include increased sales due to the holidays in November and December. The consolidated balance sheet at November 3, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 3, 2005 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company implemented SFAS No. 151 and because we did not have abnormal costs, the implementation did not have a material impact on our financial position, results of operations or cash flows during the quarter ended January 26, 2006.

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

The Company will use the modified prospective method when it adopts.  SFAS 123(R) is effective for non-public filers, with the first annual reporting period that begins after December 15, 2005. For purposes of this Statement, the Company is considered a non-public filer because it is an entity that has only debt securities trading in a public market. As permitted by SFAS 123, the Company had accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Simultaneously with the closing of the Company’s sale transaction in June 2003, all options became immediately vested, thus the Company did not recognize any compensation expense. Consequently, the adoption of SFAS 123(R) will only impact the Company’s results of operations if the Company grants share-based payments subsequent to November 2, 2006, the beginning of the Company’s 2007 fiscal year.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.1 million in the first quarter of fiscal 2005 and expensed $0.1 million in the first fiscal quarter of 2006.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2006. These reclassifications had no effect on the Company’s consolidated net income.

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first quarter of fiscal 2006 consisted of 12 weeks, or 84 days and ended on January 26, 2006. The first quarter of fiscal 2005 consisted of 13 weeks, or 91 days and ended on January 27, 2005.

2. Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consist of food, paper products and supplies. Inventories consisted of the following (in thousands):

	January 26, 2006	November 3, 2005
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,074	$4,408
Finished goods	2,568	5,059
	7,642	9,467
Restaurant inventories	3,056	2,958
	$10,698	$12,425

3. Receivables, net

Receivables, net consisted of the following:

(In thousands)	January 26, 2006	November 3, 2005

Trade receivables	$1,676	$5,799
Construction receivables	4,609	7,030
Indemnification receivable	—	2,557
Other receivables	586	721
Notes receivable	7	7
Allowance for doubtful accounts	(304)	(358)
Receivables, net	6,574	15,756
Less: long-term portion	—	—
Current portion	$6,574	$15,756

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

The Company entered into an Amended and Restated Senior Secured Credit Facility on April 14, 2004 consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of January 26, 2006, the Company had issued letters of credit aggregating $7.4 million and had no borrowings outstanding under the senior secured revolving credit facility. Interest on both the term loan and revolving credit facility are payable on the first of each month. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of January 26, 2006, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $22.6 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the agreement. At January 26, 2006, the interest rate was 7.3% for term loan borrowings. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness. Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions,  the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. As of January 26, 2006, the Company was in compliance with these requirements.

5. Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation and general liability areas. The Company had an insurance reserve liability of $9.9 million and $9.3 million recorded as of January 26, 2006 and November 3, 2005, respectively. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior company history and actuarial assumptions followed in the insurance industry. As of January 26, 2006, the Company had placed letters of credit totaling approximately $7.3 million, associated with its insurance programs.

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

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.2 million as of January 26, 2006. The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value.

Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $12.4 million as of January 26, 2006.

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

6. Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company. Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000. Management fees expensed under this agreement totaled approximately $196,000 during each of the 84 day and 91 day periods ended January 26, 2006 and January 27, 2005. Management fees paid to Wind Point Partners, IV, L.P. and Wind Point Investors V, L.P. under this agreement totaled $0, and $213,000 during the 84 day and 91 day periods ended January 26, 2006 and January 27, 2005, respectively.

7. Asset impairments, asset disposals and related costs

During the quarter ended January 26, 2006, the Company recorded a $0.3 million pretax impairment charge related to the writedown of assets for 3 restaurant locations. Management assessed various factors relevant to the assets, including projected negative cash flows, and concluded the historical performance trends at the operating locations were unlikely to improve materially. Therefore an impairment charge was recognized to reduce the carrying value of the assets to fair market value, which was estimated based upon management’s historical experience associated with such assets. There was no impairment charge in the first quarter of fiscal 2005.

As of January 26, 2006 and November 3, 2005, the Company had recorded a reserve for closed/subleased restaurant locations of approximately $0.9 million and $1.0 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the seven restaurant locations to which this reserve relates, four of such locations were subleased as of January 26, 2006.

8. Deemed landlord financing liability

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

9. Acquisitions

The Company purchased the assets of four restaurants during the first quarter from a franchisee in Oklahoma for $650,000. The Company also plans to purchase one additional restaurant from the same franchisee by the end of March 2006. The impact of this transaction was immaterial to the Company's financial statements.

10. Stock Repurchase

In January 2006 the Company agreed to repurchase shares of our common stock and preferred stock that had been previously acquired by former officers. The aggregate purchase price paid to the former officers was approximately $745,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 3, 2005, for a discussion of some of the factors that may affect the Company and its operations. Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods. Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 391 restaurants in 25 states as of January 26, 2006, consisting of 295 Company-operated restaurants and 96 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of Company-operated and franchised restaurants for the periods presented below.

(Units)	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005
Village Inn Company-operated restaurants:
Beginning of period	135	121
Openings/Purchases	10	3
Closings	(1)	—
End of period	144	124
Bakers Square Company-operated restaurants:
Beginning of period	152	150
Openings	—	—
Closings	(1)	(1)
End of period	151	149
Total Company-operated restaurants	295	273
Village Inn franchised restaurants:
Beginning of period	100	103
Closings/Sales	(4)	—
End of period	96	103
Total restaurants	391	376

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

As of January 26, 2006, we had 96 franchised Village Inn restaurants in nineteen states, operated by 25 franchisees which operate one to eleven restaurants each. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of Company-operated units.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In May 2005 and again on January 1, 2006, the minimum wage rate for the state of Florida increased.  The state of Oregon’s minimum wage increased in both 2005 and 2006 and the states of Minnesota and Wisconsin increased their minimum wage during the first quarter of 2006.

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

Although a majority of the pies we produce at our VICOM manufacturing facilities are for Village Inn and Bakers Square, our third-party pie sales have increased over time. The overall results of operations of our pie manufacturing historically have not had, and currently do not have, a material impact on our operating profit. We show the results of operations associated with our VICOM third party sales separately on our income statement. The net costs associated with internal “sales” to our restaurants are included with restaurant food cost. As part of our overall effort to optimize total Company food cost, we have been focusing on various measures to improve the net margins within our pie manufacturing operations, including increasing third-party sales, renegotiating our distribution contracts and rebalancing the production among our three plants to increase efficiency.

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

Our 2006 first quarter financial results included:

•                              Decline of revenues in the first quarter by 2.6% to $112.3 million. The decrease was primarily due to seven additional days in the first quarter of fiscal 2005, offset by an average increase of 18 new units. When calculated on a comparative 84 day basis, same store sales decreased by 0.1% from 2005 to 2006.

•                              Decline in operating income from $10.2 million to $6.6 million in 2006.

•                              Net income also declined to $0.1 million in the first quarter of fiscal 2006 compared to $2.3 million in income in the first quarter of fiscal 2005.

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

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During the first quarter of fiscal 2006, we recognized a $0.3 million impairment charge primarily related to two restaurants.  During the first quarter of fiscal 2005 we did not recognize an impairment charge.

Leases

We lease a substantial amount of our restaurant properties and one of our pie production plants.  We account for our leases under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and subsequent amendments, which require leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes.  We record the difference between the cash rent paid and the straight-line rent as a deferred rent liability. Incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent.  Certain of our leases are accounted for under the financing method as discussed above.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. We capitalized $0.1 million in the first quarter of fiscal 2005 and expensed $0.1 million in the first fiscal quarter of 2006.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We had an insurance reserve liability of $9.9 million and $9.3 million recorded as of January 26, 2006 and November 3, 2005, respectively.  We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005 and 2006). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside consultants. Although management believes that the amounts accrued for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Loss contingencies

We maintain accrued liabilities and reserves relating to certain contingent obligations.  Significant contingencies include those related to litigation.  We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement.  Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements.  If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in our financial statements.

Income taxes

 Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of January 26, 2006, we had gross deferred tax assets which included $14.4 million of FICA tip credit carryforwards, expiring at various dates through 2026.  Approximately $9.9 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We implemented SFAS No. 151 during the first quarter of fiscal 2006. We determined that we did not have abnormal costs during the period and thus had no impact from the implementation.

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

We will use the modified prospective method when we adopt SFAS 123(R). SFAS 123(R) is effective for non-public filers with the first annual reporting period that begins after December 15, 2005. For purposes of this Statement, we are considered a non-public filer because we are an entity that has only debt securities trading in a public market. As permitted by SFAS 123, we had accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Simultaneously with the closing of our sales transaction in June 2003, all options became immediately vested, thus we would not have recognized compensation expense. Consequently, the adoption of SFAS 123(R) will only impact our results of operations if we grant share-based payments subsequent to November 2, 2006, the beginning of our 2007 fiscal year.

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

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first quarter of fiscal 2006 consisted of 12 weeks, or 84 days and fiscal 2006 will consist of 52 weeks or 364 total days. The first quarter of fiscal 2005 ended January 27, 2005 consisted of 13 weeks, or 91 days, and fiscal 2005 consisted of 53 weeks, or 371 days. The additional week in fiscal 2005 coincides with one of the Company’s higher volume sales weeks for both store level and manufacturing operations.

Seasonality

Our sales fluctuate seasonally and as mentioned previously our quarters do not all have the same time duration. Specifically, our fourth quarter generally has an extra three to four weeks compared to our other quarters of the fiscal year. Historically, our average daily sales are highest in our first quarter (November through January) as a result of holiday pie sales while our fourth quarter (mid-July through October) recorded our lowest average daily sales. Therefore, our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. Factors influencing relative sales variability in addition to those noted above include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Operations

(Unaudited)

(in Thousands)	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005

Revenues:
Restaurant operations	$104,126	$104,523
Franchise operations	1,166	1,229
Manufacturing operations	7,012	9,583
	112,304	115,335
Costs and expenses:
Restaurant costs:
Food	28,317	28,543
Labor	32,941	32,240
Other operating expenses	30,127	27,766
Franchise operating expenses	483	511
Manufacturing operating expenses	7,513	9,251
General and administrative expenses	5,821	6,607
Transaction expenses	—	15
Asset impairments	308	—
Management fees	196	196
	105,706	105,129
Operating profit	6,598	10,206
Interest expense	(6,939)	(6,978)
Other income, net	171	88
Income before income taxes	(170)	3,316
Provision for income taxes (benefits)	(235)	1,047
Net income	65	2,269
Preferred stock dividends and accretion	(2,185)	(2,047)
Net income attributable to common stockholders	$(2,120)	$222

	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005

Revenues:
Restaurant operations	92.7%	90.6%
Franchise operations	1.0	1.1
Manufacturing operations	6.3	8.3
	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	25.2	24.7
Labor	29.3	28.0
Other operating expenses	26.8	24.1
Franchise operating expenses	0.4	0.4
Manufacturing operating expenses	6.7	8.0
General and administrative expenses	5.2	5.7
Transaction expenses	0.0	0.0
Asset impairments	0.3	—
Management fees	0.2	0.2
	94.1	91.1
Operating profit	5.9	8.9
Interest expense	(6.2)	(6.1)
Other income, net	0.1	0.1
Income before income taxes	(0.2)	2.9
Provision for income taxes (benefits)	(0.2)	0.9
Net income	0.0	2.0
Preferred stock dividends and accretion	(1.9)	(1.8)
Net income attributable to common stockholders	(1.9)%	0.2%

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Total revenues decreased by $3.0 million, or 2.6%, to $112.3 million in fiscal 2006’s first quarter, from $115.3 million for the same period in fiscal 2005. The decrease was primarily due to seven additional days in the first quarter of fiscal 2005, offset by an average increase of 18 new units. When calculated on a comparative 84 day basis, same unit sales decreased 0.1%. For the same comparable period, Village Inn same unit sales increased 0.2% and Bakers Square same unit sales decreased 0.3%. Average guest spending increased 3.0% at Village Inn and 5.6% at Bakers Square in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 when calculated on the comparative 84 day basis. Third party pie sales decreased $2.6 million, or 27.1%, to $7.0 million primarily due to the additional seven days in fiscal 2005 including a high volume sales week related to holiday pie deliveries and due to lower than expected outside sales during the fiscal 2006 holiday season. Restaurant sales for the additional seven days in fiscal 2005 were $7.5 million and third party pie sales were $1.5 million.

Food costs decreased by $0.2 million, or 0.7%, to $28.3 million in the first quarter of fiscal 2006, from $28.5 million for the first quarter of fiscal 2005. Food costs as a percentage of total revenues increased to 25.2% for the first quarter of fiscal 2006 from 24.7% in the first quarter of fiscal 2005, but as a percentage of restaurant revenues decreased slightly to 27.2% for the first quarter of fiscal 2006 from 27.3% for the first quarter of fiscal 2005.

Labor costs increased by $0.7 million, or 2.2%, to $32.9 million in the first quarter of fiscal 2006, from $32.2 million for the first quarter of fiscal 2005. Labor costs as a percentage of total revenues increased to 29.3% for the first quarter of fiscal 2006 from 28.0% for the first quarter of fiscal 2005, but as a percentage of restaurant revenues increased to 31.6% from 30.8% over these periods. The majority of the increase is related to the increases in minimum wage and the cost of benefits.

Other operating expenses increased by $2.3 million, or 8.3%, to $30.1 million in the first quarter of fiscal 2006 from $27.8 million for the first quarter of fiscal 2005. Other operating expenses as a percentage of total revenues increased to 26.8% for the first quarter of fiscal 2006 from 24.1% for the first quarter of fiscal 2005, but as a percentage of restaurant revenues increased to 28.9% from 26.6% over these periods. This increase was primarily driven by increases in utility costs, advertising costs and preopening expenses associated with our new restaurants.

General and administrative expenses decreased $0.8 million, or 12.1%, to $5.8 million for the first quarter of fiscal 2006 from $6.6 million for the first quarter of fiscal 2005. The decrease resulted primarily from a decrease in both legal fees and legal settlement costs. As a percentage of total revenues, general and administrative expenses were 5.2% in the first quarter of fiscal 2006 and 5.7% in the first quarter of fiscal 2005.

Operating profit decreased by $3.6 million, or 35.3%, to $6.6 million in the first quarter of fiscal 2006, from $10.2 million for the first quarter of fiscal 2005. Operating profit as a percentage of total revenues for the first quarter of fiscal 2006 decreased to 5.9% from 8.9% over the first quarter of fiscal 2005.

Interest expense decreased slightly to $6.9 million in the first quarter of fiscal 2006, from $7.0 million for the first quarter of fiscal 2005. Interest expense as a percentage of total revenues remained constant over these periods.

Provision for income taxes for the first quarter of fiscal 2006 was a benefit of $0.2 million, compared to a provision of $1.0 million for the first quarter of fiscal 2005. The effective tax rate was (138.2%) for the first quarter of fiscal 2006 compared to 31.6% in fiscal 2005’s first quarter. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

Net income decreased by $2.2 million to $0.1 million in the first quarter of fiscal 2006, from $2.3 million in the first quarter of fiscal 2005. Net income as a percentage of total revenues decreased to 0% from 2.0% over these periods.

Preferred stock dividends and accretion increased by $0.2 million to $2.2 million in fiscal 2006 from $2.0 million for fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends.

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

For the balance of fiscal 2006, we anticipate capital expenditures and net build-to-suit construction (as discussed below) of approximately $22 million, reflecting further acceleration of our new unit growth. Of this amount, $9 million is expected to be spent on new store construction, $7 million for remodels and the remainder on capital maintenance and other support related projects. We currently expect to open an estimated 33 to 37 new stores in fiscal 2006, including the four franchise units that we acquired and the six units that we opened in the first quarter.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion. Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On January 26, 2006, we had outstanding receivables of $4.6 million relating to these types of agreements. In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On January 26, 2006, we had issued letters of credit aggregating $7.4 million and had no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of January 26, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $22.6 million.

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

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our new senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. As of January 26, 2006, we were in compliance with these requirements.

We are subject to capital lease obligations related to two of our leased properties. The principal component of our capital lease obligations was $0.2 million as of January 26, 2006. These capital leases have expiration dates ranging from November 2008 to June 2011.

We are the prime lessee under various operating leases for land, building and equipment for Company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated first parties. These leases have initial terms ranging from 15 to 30 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through November 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.2 million as of January 26, 2006.

As of January 26, 2006, our commitments with respect to the above obligations were as follows (in millions):

	Payments due by periods
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$15.0	$—	$—	$15.0	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	141.5	—	—	15.0	126.5
Capital lease obligations(1) (2)	0.3	0.1	0.1	0.1	0.0
Operating lease obligations(2)	185.0	19.8	36.2	29.9	99.1
Deemed landlord financing liability (1) (2)	346.0	14.1	28.5	29.3	274.1
Letters of credit (3)	7.4	7.4	—	—	—
Purchase commitments(4)	12.4	12.4	—	—	—
Total	$692.6	$53.8	$64.8	$74.3	$499.7

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

(4)          We have commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed at January 26, 2006 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	84 Days Ended January 26, 2006	91 Days Ended January 27, 2005

Net cash provided by operating activities	$13.0	$12.9
Net cash used in investing activities	(9.9)	(4.9)
Net cash used in financing activities	(3.4)	(0.9)
Net increase (decrease) in cash and cash equivalents	(0.3)	7.1

Operating activities

For the first quarter of fiscal 2006, cash flows from operating activities increased $0.1 million compared to the first quarter of fiscal 2005. The increase resulted primarily from increased collections on receivables and reduction of inventory levels, partially offset by payments related to new store construction.

Investing activities

Our capital expenditures, excluding amounts related to assets under financing obligations, for the first quarters of fiscal 2006 and 2005 were comprised of the following (in millions):

	84 days Ended January 26, 2006	91 days Ended January 27, 2005

New store construction	$2.1	$0.8
Existing store remodel and refurbishment	0.4	0.6
Store capital maintenance	1.3	1.0
Pie production facility capital maintenance	0.1	0.2
Corporate related	0.1	0.2
Purchase of property and equipment	$4.0	$2.8

In addition to the capital expenditures noted above, we spent $5.2 million for assets under deemed finance liability during the first quarter of fiscal 2006 compared to $2.1 million in the first quarter of fiscal 2005. We opened ten new restaurants in the first quarter of fiscal 2006, including the four units acquired from a franchisee and opened three new restaurants in the first quarter fiscal 2005. However, we also had an additional fifteen locations under construction at the end of the first quarter of fiscal 2006.

Financing activities

We used cash in financing activities of $3.4 million during the first quarter of fiscal 2006, consisting principally of the repayment of all $6.7 million of outstanding borrowings under our revolving line of credit at November 3, 2005, payments for the repurchase of stock of $0.7, partially offset by $4.1 million of proceeds from deemed landlord financing transactions.

We used cash in financing activities of $0.9 million during the first quarter of fiscal 2005, consisting principally of the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28, 2004, partially offset by $0.5 million of proceeds from deemed landlord financing transactions.

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

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates. As of January 26, 2006, $15.0 million, or 10.7% of our total debt and capitalized lease obligations of $140.6 million, bears interest at a floating rate. A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of January 26, 2006, would increase our future interest expense by approximately $0.2 million per year. This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 84-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)                                  Exhibits

10.1                           Equity Purchase Agreement dated April 11, 2005 between VI Acquisition Corp. and Anthony Carroll.

10.2                           Letter Agreement dated as of March 10, 2006 between VI Acquisition Corp. and Anthony Carroll.

14.1                           Business Conduct Policy

31.1                           Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended January 26, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 26, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 26, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the first quarter of fiscal 2006 ended January 26, 2006, we filed the following reports on Form 8-K:

Current report on Form 8-K on November 8, 2005, announcing the departure of Mr. Robert Kaltenbach.

Current report on Form 8-K on December 14, 2005, announcing the agreement to settle the claims against Midway Investors Holdings Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: March 13, 2006

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2006

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Adminstrative Officer
(Principal Financial and Accounting Officer)