Form 10-Q
period 2006-04-20
VICORP RESTAURANTS INC
filed 2006-06-05
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2006

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

Number of shares of Common Stock, $.0001 par value, outstanding at May 26th, 2006: 1,370,616, excluding treasury shares.

VICORP RESTAURANTS, INC.
Form 10-Q
April 20, 2006
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets as of April 20, 2006 and November 3, 2005

Unaudited Consolidated Statements of Operations for the 84 days ended April 20, 2006 and April 21, 2005 and the 168 days ended April 20, 2006 and the 175 days ended April 21, 2005

Unaudited Consolidated Statements of Cash Flows for the 168 days ended April 20, 2006 and the 175 days ended April 21, 2005

Notes to Unaudited Consolidated Financial Statements

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	April 20, 2006	November 3, 2005

Assets
Current assets:
Cash and cash equivalents	$1,954	$2,099
Receivables, net	9,953	15,756
Inventories	10,973	12,425
Deferred income taxes, short-term	2,317	1,431
Prepaid expenses and other current assets	2,513	3,175
Prepaid rent	737	2,172
Income tax receivable	3,288	733
Total current assets	31,735	37,791
Property and equipment, net	91,562	86,459
Assets under deemed landlord financing liability, net	133,416	126,146
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	10,445	10,765
Deferred income taxes	1,542	3,010
Other assets, net	12,002	13,613
Total assets	$415,183	$412,265

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$48	$63
Cash overdraft	3,005	6,341
Accounts payable	12,171	13,291
Accrued compensation	8,437	8,066
Accrued taxes	9,606	7,746
Other accrued expenses	13,594	12,992
Total current liabilities	46,861	48,499
Long-term debt	146,239	147,013
Capitalized lease obligations	173	185
Deemed landlord financing liability	138,943	132,038
Other noncurrent liabilities	12,003	11,596
Total liabilities	344,219	339,331

Commitments and contingencies

Stock subject to repurchase	1,055	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,942 shares issued and outstanding at April 20, 2006 and 68,944 shares issued and outstanding at November 3, 2005 (aggregate liquidation preference of $92,630 and $88,178, respectively)	93,133	89,287
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,343,163 shares issued and outstanding at April 20, 2006 and 1,395,255 shares issued and outstanding at November 3, 2005	—	—
Paid-in capital	2,362	2,465
Treasury stock, at cost, 1,371.11 shares of preferred stock and 132,695 shares of common stock at April 20, 2006 and 923.87 shares of preferred stock and 80,603 shares of common stock at November 3, 2005	(1,057)	(1,004)
Accumulated deficit	(24,529)	(18,877)
Total stockholders’ equity	69,909	71,871
Total liabilities and stockholders’ equity	$415,183	$412,265

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	84 Days Ended	84 Days Ended	168 Days Ended	175 Days Ended
	April 20,	April 21,	April 20,	April 21,
	2006	2005	2006	2005

Revenues:
Restaurant operations	$98,116	$92,339	$202,242	$196,862
Franchise operations	1,165	1,191	2,331	2,420
Manufacturing operations	6,978	4,017	13,990	13,600
	106,259	97,547	218,563	212,882
Costs and expenses:
Restaurant costs:
Food	24,719	24,086	53,036	52,629
Labor	33,333	30,042	66,274	62,282
Other operating expenses	28,545	25,336	58,672	53,102
Franchise operating expenses	503	521	986	1,032
Manufacturing operating expenses	7,565	4,325	15,078	13,576
General and administrative expenses	6,084	6,271	11,905	12,878
Transaction expenses	—	—	—	15
Management fees	196	196	392	392
Asset impairment	513	—	821	—
	101,458	90,777	207,164	195,906
Operating profit	4,801	6,770	11,399	16,976
Interest expense	(7,090)	(6,476)	(14,029)	(13,454)
Other income, net	113	138	284	226
Income (loss) before income taxes	(2,176)	432	(2,346)	3,748
Provision for income taxes (benefit)	(886)	(24)	(1,121)	1,023
Net income (loss)	(1,290)	456	(1,225)	2,725
Preferred stock dividends and accretion	(2,242)	(1,928)	(4,427)	(3,975)
Net loss attributable to common stockholders	$(3,532)	$(1,472)	$(5,652)	$(1,250)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Cash Flow
(In Thousands)
(Unaudited)

	168 Days Ended	175 Days Ended
	April 20,	April 21,
	2006	2005

Operating activities:
Net (loss) income	$(1,225)	$2,725
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,340	9,000
Asset impairments	821	—
Amortization of financing costs and original issue discounts	577	579
Loss on disposition of assets	177	22
Deferred income tax expense	582	(1,045)
Accretion of interest on deemed landlord financing obligations	281	198
Changes in operating assets and liabilities:
Receivables, net	1,151	1,125
Inventories	1,452	2,950
Cash overdraft	(3,336)	(3,190)
Accounts payable, trade	(1,120)	(2,068)
Accrued compensation	371	(92)
Other current assets and liabilities	4,565	2,166
Other noncurrent assets and liabilities	1,353	2,256
Net cash provided by operating activities	15,989	14,626
Investing activities:
Acquisition of franchisee restaurants	(650)	—
Purchase of property and equipment	(11,356)	(5,856)
Purchase of assets under deemed landlord financing liability	(7,310)	(2,977)
Proceeds from disposition of property	—	58
Collection of notes receivable	—	196
Net cash used in investing activities	(19,316)	(8,579)
Financing activities:
Payments of debt, capital lease obligations and deemed landlord financing obligations	(23,143)	(9,131)
Proceeds from issuance of debt	22,150	7,600
Proceeds from deemed landlord financing	4,920	3,082
Payments for repurchase of stock	(745)	—
Net cash provided by financing activities	3,182	1,551
(Decrease) increase in cash and cash equivalents	(145)	7,598
Cash and cash equivalents at beginning of period	2,099	1,332
Cash and cash equivalents at end of period	$1,954	$8,930

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$14,255	$13,303
Income taxes	846	2,076

Supplemental disclosures of non-cash investing and financing activities:

Build-to-suit reimbursements not yet received	$4,933	$2,758
Deemed landlord financing—third party direct pays	3,892	—

Dividends	$4,427	$3,975

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Notes to Consolidated Financial Statements
April 20, 2006
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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At April 20, 2006, the Company operated 300 Company-owned restaurants in 17 states. Of the Company-owned restaurants, 150 are Bakers Square restaurants and 150 are Village Inn restaurants, with an additional 96 franchised Village Inn restaurants in 19 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. However, operating results for the 168-day period ended April 20, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2006. The consolidated balance sheet at November 3, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 3, 2005 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company implemented SFAS No. 151 and because we did not have abnormal costs, the implementation did not have a material impact on our financial position, results of operations or cash flows during the quarter or year to date period ended April 20, 2006.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, after estimating forfeitures.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will use the modified prospective method when it adopts SFAS 123(R).  SFAS 123(R) is effective for non-public filers, with the first annual reporting period that begins after December 15, 2005. For purposes of this Statement, the Company is considered a non-public filer because it is an entity that has only debt securities trading in a public market. As permitted by SFAS 123, the Company had accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Simultaneously with the closing of the Company’s sale transaction in June 2003, all options became immediately vested, thus the Company did not recognize any compensation expense. Consequently, the adoption of SFAS 123(R) will only impact the Company’s results of operations if the Company grants share-based payments subsequent to November 2, 2006, the beginning of the Company’s 2007 fiscal year.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.1 million and $0.2 million in the 84 days and year to date period ended April 21, 2005, respectively. The Company expensed $0.2 million and $0.3 million in the 84 days and year to date periods ended April 20, 2006, respectively.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2006. These reclassifications had no effect on the Company’s consolidated net income.

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first two quarters of fiscal 2006 and fiscal 2005 consisted of 168 and 175 days, respectively, reflecting the difference in duration of the first quarter of those years. The second, third and fourth quarters of fiscal 2006 and fiscal 2005 are the same in duration, 84 days. Fiscal 2006 will consist of 52 weeks, or 364 total days, while fiscal 2005 consisted of 53 weeks, or 371 total days.

2. Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following (in thousands):

	April 20,	November 3,
	2006	2005
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,157	$4,408
Finished goods	2,502	5,059
	7,659	9,467
Restaurant inventories	3,314	2,958
	$10,973	$12,425

3. Receivables, net

Receivables, net consisted of the following:

(In thousands)	April 20, 2006	November 3, 2005

Trade receivables	$4,836	$5,799
Construction receivables	4,933	7,030
Indemnification receivable	—	2,557
Other receivables	456	721
Notes receivable	7	7
Allowance for doubtful accounts	(279)	(358)
Receivables, net	$9,953	$15,756

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

The Company entered into an Amended and Restated Senior Secured Credit Facility on April 14, 2004 consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of April 20, 2006, the Company had issued letters of credit aggregating $7.2 million and had $5.8 million outstanding under the senior secured revolving credit facility. Interest on both the term loan and revolving credit facility are payable on the first of each month. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of April 20, 2006, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $17.0 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of the Company’s Adjusted EBITDA to total indebtedness, as defined in the agreement. At April 20, 2006, the interest rate was 8.0% for term loan borrowings. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness. Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10½% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions,  the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. As of April 20, 2006, the Company was in compliance with these requirements.

5. Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. As of April 20, 2006, the Company had placed letters of credit totaling approximately $7.1 million associated with its insurance programs.

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

During the quarter, the Company was served with two class action lawsuits in California. The first complaint asserts a series of claims which allege that the Company misclassified California Bakers Square managers as exempt from overtime compensation from February 1, 2005, through the present. The second complaint asserts a series of claims which alleges that the Company’s vacation policy violated California law. The putative class in the second complaint includes all former and current California Bakers Square employees from April 11, 2002, through the present. Both complaints seek monetary damages, interest, and attorneys’ fees in unspecified amounts. Company management believes that these cases, individually and in the aggregate, will not have a significant adverse effect on the Company’s financial condition.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.1 million as of April 20, 2006. The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $7.5 million as of April 20, 2006.

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

6. Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company. Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000. Management fees expensed under this agreement totaled approximately $196,000 during the 84 day periods ended April 20, 2006 and April 21, 2005, and $392,000 during both the 168 day and 175 day periods ended April 20, 2006 and April 21, 2005. Management fees paid to Wind Point Partners, IV, L.P. and Wind Point Investors V, L.P. under this agreement totaled $213,000 during the 84 day periods ended April 20, 2006 and April 21, 2005, and $213,000 and $426,000 during the 168 day and 175 day periods ended April 20, 2006 and April 21, 2005, respectively.

7.             Asset impairments, asset disposals and related costs

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current store management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value.

During the quarter ended April 20, 2006, the Company recorded a $0.5 million pretax impairment charge related to the writedown of assets for six restaurant locations. The Company recorded a $0.8 million pretax impairment for the year to date period ended April 20 2006 related to 11 restaurant locations. There were no impairment charges for the quarter or year to date periods ended April 21, 2005.

As of April 20, 2006 and November 3, 2005, the Company had recorded reserves for closed/subleased restaurant locations of approximately $0.8 million and $1.0 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the five restaurant locations to which this reserve relates, four of such locations were subleased as of April 20, 2006.

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

9.             Acquisitions

The Company purchased four restaurants during the first quarter of 2006 and purchased an additional restaurant in the third quarter of 2006 from a franchisee in Oklahoma for $650,000.

10.          Stock Repurchase

In January 2006, the Company agreed to repurchase shares of its common stock and preferred stock that had been previously acquired by former officers. The aggregate purchase price paid to the former officers was approximately $745,000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 3, 2005 for a discussion of some of the factors that may affect the Company and its operations. Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods. Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 396 restaurants in 26 states as of April 20, 2006, consisting of 300 Company-operated restaurants and 96 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of Company-operated and franchised restaurants for the periods presented below.

	168 Days Ended	175 Days Ended
(Units)	April 20, 2006	April 21, 2005
Village Inn Company-operated restaurants:
Beginning of period	135	121
Openings/acquisitions	16	5
Closings	(1)	—
End of period	150	126
Bakers Square Company-operated restaurants:
Beginning of period	152	150
Openings	—	—
Closings	(2)	(2)
End of period	150	148
Total Company-operated restaurants	300	274
Village Inn franchised restaurants:
Beginning of period	100	103
Closings/sold	(4)	—
End of period	96	103
Total restaurants	396	377

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

As of April 20, 2006, we had 96 franchised Village Inn restaurants in 19 states, operated by 25 franchisees which operate one to 11 restaurants each. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.

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

In managing prime margin, we also focus on percentage food cost, which is food cost expressed as a percentage of total restaurant revenues. Our food cost is affected by several factors, including market prices for the food ingredients, our effectiveness at controlling waste and proper portioning, and shifts in our customers’ buying habits between low-food-cost and high-food-cost menu items. Our food cost management system within each restaurant measures actual ingredient costs and actual customer product purchases against an “ideal” food cost standard. Ideal food cost is calculated within each restaurant based on the cost of ingredients used, assuming proper portion size, adherence to recipes, limited waste and similar factors. We track variances from ideal food cost within each restaurant and seek to address the causes of such variances, to the extent they are within our control, in order to improve our percentage food cost. In addition, our centralized purchasing department buys a majority of the products used in both Village Inn and Bakers Square (as well as our pie production operations), leveraging the purchasing volumes of our restaurants and our franchisees to obtain favorable prices. We attempt to stabilize potentially volatile prices for certain high-cost ingredients such as chicken, beef, coffee and dairy products for three to twelve month periods by entering into purchase contracts when we believe that this will improve our food cost. We also use “menu engineering” to promote menu items which have a lower percentage food cost. However, we are vulnerable to fluctuations in food costs. Given our customers’ sensitivity to price increases and since we only reprint our full menus every six months, our ability to adjust prices and featured menu items in response to rapidly changing commodity prices is limited.

Although a majority of the pies we produce at our VICOM manufacturing facilities are for Village Inn and Bakers Square, our third-party pie sales have increased over time. The overall results of operations of our pie manufacturing historically have not had, and currently do not have, a material impact on our operating profit. We show the results of operations associated with our VICOM third party sales separately on our income statement. In order to determine the operating profit for our third party sales, we allocate both variable and fixed costs. As external sales increase, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales. The net costs associated with internal “sales” to our restaurants are included with restaurant food cost. As part of our overall effort to optimize total company food cost, we have been focusing on various measures to improve the net margins within our pie manufacturing operations, including increasing third-party sales, renegotiating our distribution contracts and rebalancing the production among our three plants to increase efficiency.

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

Our 2006 second quarter financial results included:

•            Growth of revenues in the second quarter by 9.0% to $106.3 million from 2005 to 2006, reflecting the net addition or acquisition of thirty-one company-operated restaurants over the past two years. Same store sales decreased by 2.2% from 2005 to 2006.

•            Operating profit decreased to $4.8 million from $6.8 million in 2005.

Net income decreased to a net loss of $1.3 million in the second quarter of fiscal 2006 from net income of $0.5 million in the second quarter of fiscal 2005. Interest expense increased $0.6 million in the second quarter of fiscal 2006 primarily due to an increased number of new units accounted for using the financing method.

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

Property and equipment, build-to-suit projects and assets under deemed landlord financing liability

Property and equipment is recorded at cost and is depreciated on the straight-line basis over the estimated useful lives of such assets or through the applicable lease expiration, if shorter.  Leasehold improvements added subsequent to the inception of a lease are amortized over the shorter of the useful life of the assets or the lease term that includes lease renewals, if such renewals are considered reasonably assured.  The useful lives of assets range from 20 to 30 years for buildings and three to ten years for equipment and improvements. Changes in circumstances such as the closing of units within underproductive markets or changes in our capital structure could result in the actual useful lives of these assets differing from our estimates.

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest. The Company is currently exploring options that would eliminate the deemed continuing involvement for the majority of our units accounted for under the financing method. If the Company determines that it no longer has continuing involvement in a particular lease, the effect on the financial statements would be to remove both the assets under deemed landlord financing liability and the deemed landlord financing liability for that lease. Any gain or loss recognized on the transaction would then be amortized, as rent expense, over the remaining reasonably assured lease term.

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During the quarter ended April 20, 2006, the Company recorded a $0.5 million pretax impairment charge related to the writedown of assets for six restaurant locations. The Company recorded a $0.8 million pretax impairment for the year to date period ended April 20, 2006 related to 11 restaurant locations. There were no impairment charges for the quarter or year to date periods ended April 21, 2005.

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

Following the June 2003 acquisition, we analyzed all capital and operating leases which had not been initiated or renewed in the past 18 months to determine the fair market value of these agreements. Lease fair market values were determined by obtaining comparable rents for select locations through third-party advisors and reviewing sale-leaseback transactions within the past 18 months to determine an average rent as a percentage of unit sales. This average was applied to each location to determine fair value rents. These additional rents are amortized over the remaining life of the underlying lease agreements. The amounts were classified as either assets or liability based on the analysis. At April 20, 2006 the asset balance was $5.9 million and the liability balance was $2.4 million. At November 3, 2005 the asset balance was $6.6 million and the liability balance was $2.5 million.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP

No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.1 million and $0.2 million in the quarter and year to date period ended April 21, 2005, respectively. The company expensed $0.2 million and $0.3 million in the quarter and year to date periods ended April 20, 2006, respectively.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We had an insurance reserve liability of $9.8 million and $9.3 million recorded as of April 20, 2006 and November 3, 2005, respectively.  We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005 and 2006). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside consultants. Although management believes that the amounts accrued for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Favorable workers’ compensation claims experience related to recent years has permitted a reduction in workers’ compensation expense accruals in both fiscal 2005 and 2006 versus previous years.  We recorded a reduction to our workers’ compensation reserve of $0.8 million during the quarter ended April 20, 2006. No reduction was taken during the quarter ended April 21, 2005. Should the current claims experience trends continue, it is likely further expense reductions will be made.

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

Income taxes

 Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of April 20, 2006, we had gross deferred tax assets which included $15.0 million of FICA tip credit carryforwards, expiring at various dates through 2026.  Approximately $9.5 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, after estimating forfeitures.

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

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first half of fiscal 2006 consisted of 24 weeks, or 168 days and fiscal 2006 will consist of 52 weeks or 364 total days. The first half of fiscal 2005 consisted of 25 weeks, or 175 days, and fiscal 2005 consisted of 53 weeks, or 371 days. The additional week in fiscal 2005 coincides with one of the Company’s higher volume sales weeks for both store level and manufacturing operations.

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

Results of Operations

	84 Days Ended	84 Days Ended	168 Days Ended	172 Days Ended
(in Thousands)	April 20, 2006	April 21, 2005	April 20, 2006	April 21, 2005

Revenues:
Restaurant operations	$98,116	$92,339	$202,242	$196,862
Franchise operations	1,165	1,191	2,331	2,420
Manufacturing operations	6,978	4,017	13,990	13,600
	106,259	97,547	218,563	212,882
Costs and expenses:
Restaurant costs:
Food	24,719	24,086	53,036	52,629
Labor	33,333	30,042	66,274	62,282
Other operating expenses	28,545	25,336	58,672	53,102
Franchise operating expenses	503	521	986	1,032
Manufacturing operating expenses	7,565	4,325	15,078	13,576
General and administrative expenses	6,084	6,271	11,905	12,878
Transaction expenses	—	—	—	15
Management fees	196	196	392	392
Impairment of assets	513	—	821	—
	101,458	90,777	207,164	195,906
Operating profit	4,801	6,770	11,399	16,976
Interest expense	(7,090)	(6,476)	(14,029)	(13,454)
Other income, net	113	138	284	226
Income (loss) before income taxes	(2,176)	432	(2,346)	3,748
Provision for income taxes (benefit)	(886)	(24)	(1,121)	1,023
Net income (loss)	(1,290)	456	(1,225)	2,725
Preferred stock dividends and accretion	(2,242)	(1,928)	(4,427)	(3,975)
Net loss attributable to common stockholders	$(3,532)	$(1,472)	$(5,652)	$(1,250)

	84 Days Ended	84 Days Ended	168 Days Ended	175 Days Ended
	April 20, 2006	April 21, 2005	April 20, 2006	April 21, 2005

Revenues:
Restaurant operations	92.3%	94.7%	92.5%	92.5%
Franchise operations	1.1	1.2	1.1	1.1
Manufacturing operations	6.6	4.1	6.4	6.4
	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	23.2	24.7	24.3	24.7
Labor	31.4	30.8	30.3	29.3
Other operating expenses	26.9	26.1	26.8	24.9
Franchise operating expenses	0.5	0.5	0.5	0.5
Manufacturing operating expenses	7.1	4.4	6.9	6.4
General and administrative expenses	5.7	6.4	5.4	6.0
Transaction expenses	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.2
Impairment of assets	0.5	—	0.4	—
	95.5	93.1	94.8	92.0
Operating profit	4.5	6.9	5.2	8.0
Interest expense	(6.6)	(6.6)	(6.4)	(6.3)
Other income, net	0.1	0.1	0.1	0.1
Income (loss) before income taxes	(2.0)	0.4	(1.1)	1.8
Provision for income taxes (benefit)	(0.8)	(0.1)	(0.5)	0.5
Net income (loss)	(1.2)	0.5	(0.6)	1.3
Preferred stock dividends and accretion	(2.1)	(2.0)	(2.0)	(1.9)
Net loss attributable to common stockholders	(3.3)%	(1.5)%	(2.6)%	(0.6)%

84 Days Ended April 20, 2006 (“Second Quarter of Fiscal 2006”) Compared to 84 Days Ended April 21, 2005 (“Second Quarter of Fiscal 2005”)

Total revenues increased by $8.8 million, or 9.0%, to $106.3 million in fiscal 2006’s second quarter, from $97.5 million for the same quarter in fiscal 2005. The increase was due largely to operating twenty-three more locations on average during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. However, we experienced a net 2.2% decrease in same unit sales for the second quarter of fiscal 2006 over the second quarter of fiscal 2005. Village Inn same unit sales for the second quarter of fiscal 2006 decreased 2.6% over the second quarter of fiscal 2005, and Bakers Square same unit sales decreased 1.7% over the same period. Average guest spending increased 2.9% at Village Inn and 3.9% at Bakers Square in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Third party pie sales increased $3.0 million, or 75.0%, to $7.0 million due to the addition of a large customer at the end of the first quarter of 2006.

Food costs increased by $0.6 million, or 2.5%, to $24.7 million in the second quarter of fiscal 2006, from $24.1 million for the second quarter of fiscal 2005. Food costs as a percentage of restaurant revenues decreased to 25.2% for the second quarter of fiscal 2006 from 26.1% in the second quarter of fiscal 2005. The decrease was driven primarily by menu price increases exceeding commodity price increases.

Labor costs increased by $3.3 million, or 11.0%, to $33.3 million in the second quarter of fiscal 2006, from $30.0 million for the second quarter of fiscal 2005 and as a percentage of restaurant revenues increased to 34.0% from 32.5% over these periods. The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales decline and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $3.2 million, or 12.6%, to $28.5 million in the second quarter of fiscal 2006 from $25.3 million for the second quarter of fiscal 2005. Other operating expenses as a percentage of restaurant revenues increased to 29.1% from 27.4% over these periods. This increase was primarily due to higher occupancy costs ($1.7 million), increased utility costs ($0.7 million) and increased costs associated with new store growth, partially offset by lower workers’ compensation costs ($0.8 million).

General and administrative expenses decreased $0.2 million, or 3.2%, to $6.1 million for the second quarter of fiscal 2006 from $6.3 million for the second quarter of fiscal 2005. The decrease resulted primarily from a reduction in legal fees and settlements. As a percentage of total revenues, general and administrative expenses were 5.7% in the second quarter of fiscal 2006 and 6.4% in the second quarter of fiscal 2005.

Operating profit decreased by $2.0 million, or 29.4%, to $4.8 million in the second quarter of fiscal 2006, from $6.8 million for the second quarter of fiscal 2005. Operating profit as a percentage of total revenues for the second quarter of fiscal 2006 decreased to 4.5% from 6.9% in the second quarter of fiscal 2005. The decrease was due largely to the decline in our same unit sales, its effect on labor, as well as increases in other operating expenses.

Interest expense increased by $0.6 million, or 9.2%, to $7.1 million in the second quarter of fiscal 2006, from $6.5 million for the second quarter of fiscal 2005. This increase was due primarily to an increased number of new leased units accounted for using the financing method versus the operating lease treatment had sale lease back accounting been permitted.

Provision for income taxes (benefit) for the second quarter of fiscal 2006 was a $0.9 million benefit, compared to $24,000 benefit for the second quarter of fiscal 2005. The effective tax rate for the second quarter of fiscal 2006 was 40.7% but was not significant for the second quarter of fiscal 2005. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) decreased by $1.8 million to a $1.3 million loss in the second quarter of fiscal 2006 from income of $0.5 million in the second quarter of fiscal 2005. Net income (loss) as a percentage of total revenues decreased to a negative 1.2% from a positive 0.5% over these periods.

Preferred stock dividends and accretion increased by $0.3 million to $2.2 million in the second quarter of fiscal 2006 from $1.9 million for the second quarter of fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends.

168 Days Ended April 20, 2006 (“First Two Quarters of Fiscal 2006”) Compared to 175 days Ended April 21, 2005 (“First Two Quarters of Fiscal 2005”)

Total revenues increased by $5.7 million, or 2.7%, to $218.6 million in the first two quarters of fiscal 2006, from $212.9 million for the first two quarters of fiscal 2005. The increase was partly due to operating twenty-one more locations on average during the first two quarters of fiscal 2006, offset by an additional week in the first half of fiscal 2005. We experienced a net 1.1% decrease in same unit sales for the first two quarters of fiscal 2006 over the same quarters of fiscal 2005, with Village Inn same unit sales decreasing 1.2% and Bakers Square same unit sales decreasing 1.0% over the same period. Average guest spending increased 3.0% at Village Inn and 4.8% at Bakers Square in the first two quarters of fiscal 2006 compared to the same quarters in fiscal 2005.

Food costs increased by $0.4 million, or 0.8%, to $53.0 million in the first two quarters of fiscal 2006, from $52.6 million for the same quarters of fiscal 2005. Food costs as a percentage of restaurant revenues decreased to 26.2% for the first two quarters of fiscal 2006 from 26.7% in the same quarters of fiscal 2005. The decrease was driven primarily by menu price increases exceeding commodity price increases.

Labor costs increased by $4.0 million, or 6.4%, to $66.3 million in the first two quarters of fiscal 2006, from $62.3 million for the same quarter of fiscal 2005, and as a percentage of restaurant revenues increased to 32.8% from 31.6% over these periods. The increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales decline and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $5.6 million, or 10.5%, to $58.7 million in the first two quarters of fiscal 2006 from $53.1 million for the same quarters of fiscal 2005 and other operating expense as a percentage of restaurant revenues increased to 29.0% for the first two quarters of fiscal 2006 from 27.0% in the same quarters of fiscal 2005. This increase was primarily due to higher occupancy costs ($2.6 million), increased utility costs ($1.3 million) and increased costs associated with new store growth, partially offset by lower workers’ compensation costs ($0.8 million).

General and administrative expenses decreased $1.0 million, or 7.8%, to $11.9 million for the first two quarters of fiscal 2006 from $12.9 million for the first two quarters of fiscal 2005. The decrease was driven primarily by a reduction in legal fees and settlements. As a percentage of total revenues, general and administrative expenses decreased to 5.4% in the first two quarters of fiscal 2006 from 6.0% in the same quarters of fiscal 2005.

Operating profit decreased $5.6 million, or 32.9%, to $11.4 million in the first two quarters of fiscal 2006, from $17.0 million for the same quarters of fiscal 2005. Operating profit as a percentage of total revenues was 5.2% and 8.0% for the first two quarters of fiscal 2006 and fiscal 2005, respectively. The decrease was primarily due to increased other operating expenses and increased losses from the pie manufacturing business.

Interest expense increased by $0.5 million, or 3.7%, to $14.0 million in the first two quarters of fiscal 2006, from $13.5 million for the same quarters of fiscal 2005. The increase was driven by new leased unit growth accounted for using the financing method versus the operating lease treatment had sale lease back accounting been permitted, offset by lower debt balances.

Provision for income taxes for the first two quarters of fiscal 2006 was a $1.1 million benefit, compared to a provision of $1.0 million for the same quarters of fiscal 2005. The effective tax rate was 47.8% for the first two quarters of fiscal 2006 compared to 27.3% in fiscal 2005’s first two quarters. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) decreased by $3.9 million to a $1.2 million loss in the first two quarters of fiscal 2006 from income of $2.7 million in the same quarters of fiscal 2005. Net income (loss) as a percentage of total revenues decreased to negative 0.6% from a positive 1.3% over these periods.

Preferred stock dividends and accretion increased by $0.4 million to $4.4 million in first two quarters of fiscal 2006 from $4.0 million for first two quarters of fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends.

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

For the balance of fiscal 2006, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $14.2 million, reflecting an acceleration of our unit growth. Of this amount, $6.2 million is expected to be spent on new restaurant construction, $4.2 million for remodels and the remainder on capital maintenance and other support related projects. We currently expect to open or acquire an estimated 29 to 34 new restaurants in fiscal 2006, including the 16 we opened or acquired through the second quarter.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion. Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On April 20, 2006, we had outstanding receivables of $4.9 million relating to these types of agreements. In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On April 20, 2006, we had issued letters of credit aggregating $7.2 million and had $5.8 million in borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan. Under this formula, as of April 20, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $17.0 million.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. At April 20, 2006, the interest rates were 8.0% for term loan borrowings. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness. Both facilities mature on April 14, 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. On April 20, 2006, we were in compliance with these requirements.

We are subject to capital lease obligations related to two of our leased properties. The principal component of our capital lease obligations was $0.2 million as of April 20, 2006. These capital leases have expiration dates ranging from November 2008 to June 2011.

We are the prime lessee under various operating leases or agreements under deemed landlord financing liability transactions for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases and agreements have initial terms ranging from 15 to 30 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases and agreements expire at various dates through November 2025.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.1 million as of April 20, 2006.

As of April 20, 2006, our commitments with respect to the above obligations were as follows (in millions):

Payments due by periods

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$20.8	$—	$—	$20.8	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	147.3	—	—	20.8	126.5
Capital lease obligations(1) (2)	0.3	0.1	0.1	0.1	—
Operating lease obligations(2)	205.3	20.0	36.0	29.4	119.9
Deemed landlord financing liability (1) (2)	358.3	14.8	29.9	30.9	282.7
Letters of credit (3)	7.2	7.2	—	—	—
Purchase commitments(4)	7.5	7.5	—	—	—
Total	$725.9	$49.6	$66.0	$81.2	$529.1

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

(4)          We have commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed at April 20, 2006 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	168 Days Ended	175 Days Ended
	April 20, 2006	April 21, 2005

Net cash provided by operating activities	$16.0	$14.6
Net cash used in investing activities	(19.3)	(8.6)
Net cash provided by (used in) financing activities	3.2	1.6
Net increase (decrease) in cash and cash equivalents	$(0.1)	$7.6

Operating activities

For the first two quarters of fiscal 2006, cash flows from operating activities increased $1.4 million compared to the same quarters of fiscal 2005. The increase resulted primarily from decreased prepaid expenses of $1.9 million, partially offset by a decrease in accrued expenses of $0.7 million.

Investing activities

Net cash used in our investing activities in the first two quarters of fiscal 2006 and 2005 consisted primarily of capital expenditures. Our capital expenditures for property and equipment in the first two quarters of fiscal 2006 and 2005 were comprised of the following (in millions):

	April 20, 2006	April 21, 2005

New store construction	$5.1	$1.8
Existing store remodel and refurbishment	2.9	1.3
Capital replacements	3.3	2.5
Corporate related	0.1	0.3
Purchase of property and equipment	$11.4	$5.9

In addition to the capital expenditures noted above, we spent $7.3 million for assets under deemed landlord finance liability during the first two quarters of fiscal 2006 compared to $3.0 million in the same quarters of fiscal 2005. We opened 16 new restaurants in the first two quarters of fiscal 2006 and five restaurants in the same quarters of fiscal 2005. Also, we had an additional 13 locations under construction at the end of the second quarter of fiscal 2006.

Financing activities

Our financing activities provided cash of $3.2 million during the first two quarters of fiscal 2006, consisting primarily of $4.9 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, $5.8 million in borrowings under our revolving line of credit, and payments for the repurchase of stock of $0.7 million, partially offset by the repayment of all $6.7 million of outstanding borrowings under our revolving line of credit at November 3, 2005.

Our financing activities provided cash of $1.6 million during the first two quarters of fiscal 2005, consisting principally of $3.1 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, partially offset by the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28,2004.

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

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates. As of April 20, 2006, $20.8 million, or 14.2% of our total debt and capitalized lease obligations of $146.5 million, bears interest at a floating rate. A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of April 20, 2006, would increase our future interest expense by approximately $0.2 million per year. This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

Many of the ingredients purchased for use in the products sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term agreements for the products we use most extensively. Also, we believe that our commodity cost risk is diversified as many of our food ingredients are available from several sources and we have the ability to modify recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food ingredients, we would need to increase prices charged to our guests by an average of approximately 2.3%. We have not historically used financial instruments to hedge our commodity ingredient prices.

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

During the quarter, the Company was served with two class action lawsuits in California. The first complaint asserts a series of claims which allege that the Company misclassified California Bakers Square managers as exempt from overtime compensation from February 1, 2005, through the present. The second complaint asserts a series of claims which alleges that the Company’s vacation policy violated California law. The putative class in the second complaint includes all former and current California Bakers Square employees from April 11, 2002, through the present. Both complaints seek monetary damages, interest, and attorneys’ fees in unspecified amounts. Company management believes that these cases, individually and in the aggregate, will not have a significant adverse effect on the Company’s financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)                                  Exhibits

31.1                           Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended April 20, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended April 20, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended April 20, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the second quarter of fiscal 2006 ended April 20, 2006, we filed the following reports on Form 8-K:

Current report on Form 8-K on January 27, 2006, announcing financial results for our fiscal year 2005 ended November 3, 2005.

Current report on Form 8-K on March 13, 2006, announcing financial results for our first quarter ended January 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: June 5, 2006

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2006

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)