Form 10-Q
period 2006-07-13
VICORP RESTAURANTS INC
filed 2006-08-25
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2006

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

Number of shares of Common Stock, $.0001 par value, outstanding at August 18th, 2006: 1,389,206, excluding treasury shares.

VICORP RESTAURANTS, INC.

Form 10-Q

July 13, 2006

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	July 13, 2006	November 3, 2005
Assets
Current assets:
Cash and cash equivalents	$2,413	$2,099
Receivables, net	5,860	15,756
Inventories	13,159	12,425
Deferred income taxes, short-term	2,150	1,431
Prepaid expenses and other current assets	2,271	3,175
Prepaid rent	1,519	2,172
Income tax receivable	3,840	733
Total current assets	31,212	37,791
Property and equipment, net	99,120	86,459
Assets under deemed landlord financing liability, net	102,045	126,146
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	10,285	10,765
Deferred income taxes	1,846	3,010
Other assets, net	12,894	13,613
Total assets	$391,883	$412,265

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$48	$63
Cash overdraft	2,344	6,341
Accounts payable	12,435	13,291
Accrued compensation	5,584	8,066
Accrued taxes	9,086	7,746
Build-to-suit liability	7,258	—
Other accrued expenses	14,683	12,992
Total current liabilities	51,438	48,499
Long-term debt	148,789	147,013
Capitalized lease obligations	161	185
Deemed landlord financing liability	106,067	132,038
Other noncurrent liabilities	14,961	11,596
Total liabilities	321,416	339,331
Commitments and contingencies
Stock subject to repurchase	1,055	1,063

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,942 shares issued and outstanding at July 13, 2006 and 68,944 shares issued and outstanding at November 3, 2005 (aggregate liquidation preference of $94,952 and $88,178, respectively)	95,455	89,287
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,361,753 shares issued and outstanding at July 13, 2006 and 1,395,255 shares issued and outstanding at November 3, 2005	—	—
Paid-in capital	2,446	2,465
Treasury stock, at cost, 1,371.11 shares of preferred stock and 132,695 shares of common stock at July 13, 2006 and 923.87 shares of preferred stock and 80,603 shares of common stock at November 3, 2005	(1,057)	(1,004)
Accumulated deficit	(27,432)	(18,877)
Total stockholders’ equity	69,412	71,871
Total liabilities and stockholders’ equity	$391,883	$412,265

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	84 Days Ended	84 Days Ended	252 Days Ended	259 Days Ended
	July 13,	July 14,	July 13,	July 14,
	2006	2005	2006	2005

Revenues:
Restaurant operations	$96,626	$91,225	$298,868	$288,087
Franchise operations	1,166	1,283	3,497	3,703
Manufacturing operations	7,796	4,373	21,786	17,974
	105,588	96,881	324,151	309,764
Costs and expenses:
Restaurant costs:
Food	24,306	23,492	77,341	76,277
Labor	32,227	29,861	98,501	92,143
Other operating expenses	28,755	24,720	87,427	77,823
Franchise operating expenses	502	480	1,488	1,512
Manufacturing operating expenses	8,138	4,583	23,217	18,004
General and administrative expenses	6,073	6,234	17,977	19,112
Litigation settlement	—	(408)	—	(408)
Transaction expenses	—	—	—	15
Management fees	196	196	588	588
Asset impairment	—	—	821	—
	100,197	89,158	307,360	285,066
Operating profit	5,391	7,723	16,791	24,698
Interest expense	(6,990)	(6,577)	(21,019)	(20,031)
Other income, net	343	211	627	437
Income (loss) before income taxes	(1,256)	1,357	(3,601)	5,104
Provision for income taxes (benefit)	(675)	49	(1,795)	1,072
Net income (loss)	(581)	1,308	(1,806)	4,032
Preferred stock dividends and accretion	(2,322)	(1,989)	(6,749)	(5,964)
Net loss attributable to common stockholders	$(2,903)	$(681)	$(8,555)	$(1,932)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Cash Flow
(In Thousands)
(Unaudited)

	252 Days Ended	259 Days Ended
	July 13,	July 14,
	2006	2005

Operating activities:
Net (loss) income	$(1,806)	$4,032
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,471	13,744
Asset impairments	821	—
Amortization of financing costs and original issue discounts	866	869
Amortization of deferred loss	(2)	—
Loss on disposition of assets	336	74
Deferred income tax expense	445	(2,965)
Accretion of interest on deemed landlord financing obligations	421	298
Changes in operating assets and liabilities:
Receivables, net	1,121	3,608
Inventories	(734)	1,765
Cash overdraft	(3,997)	(3,190)
Accounts payable, trade	(856)	(935)
Accrued compensation	(2,482)	345
Other current assets and liabilities	4,473	5,362
Other noncurrent assets and liabilities	2,076	2,565
Net cash provided by operating activities	16,153	25,572
Investing activities:
Acquisition of franchisee restaurants	(650)	—
Purchase of property and equipment	(16,929)	(11,914)
Proceeds from build-to-suit reimbursements	792
Purchase of assets under deemed landlord financing liability	(10,380)	(10,469)
Proceeds from disposition of property	—	102
Collection of notes receivable	—	196
Net cash used in investing activities	(27,167)	(22,085)
Financing activities:
Payments of debt, capital lease obligations and deemed landlord financing obligations	(53,086)	(9,217)
Proceeds from issuance of debt	54,550	7,600
Proceeds from deemed landlord financing	10,525	9,055
Net proceeds from issuance of preferred stock and common stock	—	350
Debt issuance costs	—	(12)
Issuance of common stock	84	—
Payments for repurchase of stock	(745)	—
Net cash provided by financing activities	11,328	7,776
Increase in cash and cash equivalents	314	11,263
Cash and cash equivalents at beginning of period	2,099	1,332
Cash and cash equivalents at end of period	$2,413	$12,595

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$18,016	$14,393
Income taxes	861	893

Supplemental disclosures of non-cash investing and financing activities:

Build-to-suit reimbursements not yet received	$1,230	$1,175
Deemed landlord financing—third party direct pays	5,952	—

Preferred stock and dividends and accretion	$6,749	$5,964

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Notes to Consolidated Financial Statements
July 13, 2006
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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At July 13, 2006, the Company operated 305 Company-owned restaurants in 17 states. Of the Company-owned restaurants, 149 are Bakers Square restaurants and 156 are Village Inn restaurants, with an additional 95 franchised Village Inn restaurants in 18 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. However, operating results for the 252-day period ended July 13, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2006. The consolidated balance sheet at November 3, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 3, 2005 included in our Annual Report on Form 10-K.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company implemented SFAS No. 151 and because we did not have abnormal costs, the implementation did not have a material impact on our financial position, results of operations or cash flows during the quarter or year to date period ended July 13, 2006.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.2 million and $0.4 million in the 84 days and year to date period ended July 14, 2005, respectively. The Company expensed $0.1 million and $0.4 million in the 84 days and year to date periods ended July 13, 2006, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2006. These reclassifications had no effect on the Company’s consolidated net income.

Fiscal Periods

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first three quarters of fiscal 2006 and fiscal 2005 consisted of 252 and 259 days, respectively, reflecting the difference in duration of the first quarter of those years. The second, third and fourth quarters of fiscal 2006 and fiscal 2005 are the same in duration. Fiscal 2006 will consist of 52 weeks, or 364 total days, while fiscal 2005 consisted of 53 weeks, or 371 total days.

Change in Accounting Estimate

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during 2006 indicated that actual lives for our building assets were longer than the useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company revised the estimated useful lives of buildings from 30 years to 45 years. The Company reviewed its own restaurants, as well as using construction industry data and comparable restaurant company estimated lives of building assets. The change was made effective during the third quarter. The Company believes the change more appropriately reflects the remaining useful lives of the assets based upon the nature of the asset. This change has been accounted for prospectively in accordance with the provisions of Accounting Principle Board Opinion No. 20: Accounting Changes. The effect of this change was a reduction of approximately $0.1 million to depreciation during the third quarter.

2.             Inventories

Inventories are stated at the lower of cost (which is determined on a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following (in thousands):

	July 13,	November 3,
	2006	2005
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,772	$4,408
Finished goods	4,394	5,059
	10,166	9,467
Restaurant inventories	2,993	2,958
	$13,159	$12,425

3.             Receivables, net

Receivables, net consisted of the following:

(In thousands)	July 13, 2006	November 3, 2005

Trade receivables	$4,045	$5,799
Construction receivables	1,230	7,030
Indemnification receivable	—	2,557
Other receivables	827	721
Notes receivable	7	7
Allowance for doubtful accounts	(249)	(358)
Receivables, net	$5,860	$15,756

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

The Company entered into an Amended and Restated Senior Secured Credit Facility on April 14, 2004 consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit. As of July 13, 2006, the

Company had issued letters of credit aggregating $7.4 million and had $8.3 million outstanding under the senior secured revolving credit facility. Interest on both the term loan and revolving credit facility are payable on the first of each month. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the new senior secured term loan. Under this formula, as of July 13, 2006, the Company had the ability to borrow the full $30.0 million, less the amount of outstanding letters of credit and borrowings under the senior secured revolving credit facility, or $14.3 million.

Borrowings under both the revolving credit facility and the term loan of the Amended and Restated Senior Credit Facility bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of the Company’s Adjusted EBITDA to total indebtedness, as defined in the agreement. At July 13, 2006, the interest rate was 8.4% for term loan borrowings and 9.5% for the revolving credit facility. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. In addition, the guarantees also are secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness. Both facilities mature on April 14, 2009.

The Amended and Restated Senior Secured Credit Facility and the indenture governing the 10 1/2% Senior Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions,  the Company’s ability and the ability of its subsidiaries, to sell assets, incur additional indebtedness, as defined, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, the Company’s Amended and Restated Senior Secured Credit Facility requires us to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum growth capital expenditures limitation. As of July 13, 2006, the Company was in compliance with these requirements.

5.             Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry. As of July 13, 2006, the Company had placed letters of credit totaling approximately $7.3 million associated with its insurance programs.

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

During the second quarter, the Company was served with two class action lawsuits in California. The first complaint asserts a series of claims which allege that the Company misclassified California Bakers Square managers as exempt from overtime compensation from February 1, 2005, through the present. The second complaint asserts a series of claims which alleges that the Company’s vacation policy violated California law. The putative class in the second complaint includes all former and current California Bakers Square employees from April 11, 2002, through December 31, 2005. Both complaints seek monetary damages, interest, and attorneys’ fees in unspecified amounts. Company management believes that these cases, individually and in the aggregate, will not have a significant adverse effect on the Company’s financial condition.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.1 million as of July 13, 2006. The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $7.7 million as of July 13, 2006.

Indemnifications

In the normal course of business, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets. The Company also has indemnification obligations to its officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by the Company depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow the Company to challenge the other party’s claims. In certain instances, the Company may have recourse against third parties for payments that we make.

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

6.             Related Party Transactions

On June 14, 2003, the Company entered into a professional services agreement with Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P., whereby certain management, financial and other consulting services would be provided to the Company. Under the terms of the agreement, the Company pays an annual fee to both partnerships in the aggregate amount of $850,000. Management fees expensed under this agreement totaled approximately $196,000 during the 84 day periods ended July 13, 2006 and July 14, 2005, and $588,000 during both the 252 day and 259 day periods ended July 13, 2006 and July 14, 2005. Management fees paid to Wind Point Partners, IV, L.P. and Wind Point Investors V, L.P. under this agreement totaled $213,000 during the 84 day periods ended July 13, 2006 and July 14, 2005, and $213,000 and $426,000 during the 252 day and 259 day periods ended July 13, 2006 and July 14, 2005, respectively.

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

During the quarter ended July 13, 2006, the Company recorded no impairment charge related to the writedown of assets. The Company recorded a $0.8 million pretax impairment for the year to date period ended July 13, 2006 related to 11 restaurant locations. There were no impairment charges for the quarter or year to date periods ended July 14, 2005.

As of July 13, 2006 and November 3, 2005, the Company had recorded reserves for closed/subleased restaurant locations of approximately $0.7 million and $1.0 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Four of the restaurant locations to which this reserve relates were subleased as of July 13, 2006.

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

The Company’s continuing involvement for most of its leases currently accounted for under the financing method resulted from its ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by the Company to effectuate such control. These “perpetual fixed-price renewal options” are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option. Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists.

During the third quarter of fiscal 2006, the Company changed the estimated useful lives of its buildings (Note 1). This change removed the Company’s ability to control the property through at least 90% of its economic life for 26 of our 126 restaurants accounted for using the financing method. As a result, the Company recognized the “sale”  of these 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”. The resulting leases were then tested under the provisions of SFAS” No. 13 “Accounting for Leases” for treatment as capital or operating leases. All 26 leases qualified as operating and deferred rent was recorded in accordance with SFAS No. 98 and SFAS No.13. The effect of this change was a reduction in the Company’s financing obligation of $30.5 million, a reduction of financing assets of $29.3 million, an increase in deferred rent of $1.2 million, and a net loss on the transactions of $50,000. The net loss has been deferred and will be amortized to rent expense over the remaining reasonably assured lease term in accordance with SFAS No. 13.

The following summarizes future minimum lease payments under the 26 restuarants that are now operating leases as of July 13, 2006:

(In thousands)	Operating leases

2007	$4,222
2008	4,258
2009	4,229
2010	4,331
2011	4,435
2012 and thereafter	61,091
Total minimum lease payments	$82,566

These payments were previously included with the deemed landlord obligations future minimum payments schedule of Footnote 8 in the November 3, 2005 10-K.

9.             Acquisitions

The Company purchased four restaurants during the first quarter of 2006 and purchased an additional restaurant in the third quarter of 2006 from a franchisee in Oklahoma for an aggregate purchase price of $650,000.

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

Company Profile

VI Acquisition Corp. and its subsidiaries (referred to herein as the “Company” or “we”, “us” and “our”) operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. Our Company, founded in 1958, had 400 restaurants in 26 states as of July 13, 2006, consisting of 305 Company-operated restaurants and 95 franchised restaurants. We also produce premium pies that we serve in our restaurants or sell to third parties at three strategically located facilities.

The following table sets forth the changes to the number of Company-operated and franchised restaurants for the periods presented below.

	252 Days Ended	259 Days Ended
(Units)	July 13, 2006	July 14, 2005
Village Inn Company-operated restaurants:
Beginning of period	135	121
Openings/acquisitions	22	9
Closings	(1)	—
End of period	156	130
Bakers Square Company-operated restaurants:
Beginning of period	152	150
Openings	—	1
Closings	(3)	(2)
End of period	149	149
Total Company-operated restaurants	305	279
Village Inn franchised restaurants:
Beginning of period	100	103
Closings/sold	(5)	(3)
End of period	95	100
Total restaurants	400	379

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

As of July 13, 2006, we had 95 franchised Village Inn restaurants in 18 states, operated by 25 franchisees which operate one to 11 restaurants each. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.

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

Our 2006 third quarter financial results included:

•      Growth of revenues in the third quarter by 9.0% to $105.6 million from 2005 to 2006, reflecting the net addition or acquisition of forty-seven company-operated restaurants over the past two years. Same store sales decreased by 3.1% from 2005 to 2006.

•      Operating profit decreased to $5.4 million from $7.7 million in 2005.

•      Net income decreased to a net loss of $0.6 million in the third quarter of fiscal 2006 from net income of $1.3 million in the third quarter of fiscal 2005.

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

Property and equipment, build-to-suit projects and assets under deemed landlord financing liability

Property and equipment is recorded at cost and is depreciated on the straight-line basis over the estimated useful lives of such assets or through the applicable lease expiration, if shorter.  Leasehold improvements added subsequent to the inception of a lease are amortized over the shorter of the useful life of the assets or the lease term that includes lease renewals, if such renewals are considered reasonably assured.  The useful lives of assets range from 20 to 45 years for buildings and three to ten years for equipment and improvements. Changes in circumstances such as the closing of units within underproductive markets or changes in our capital structure could result in the actual useful lives of these assets differing from our estimates.

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

The Company’s continuing involvement for most of its leases now accounted for under the financing method resulted from its ability to control the property with pre-determined rental payments through at least 90 percent of the economic life of the property, even though lease renewals would need to be exercised by the Company to effectuate such control. These “perpetual fixed-price renewal options” are considered continuing involvement because the seller-lessee is deemed to benefit from future appreciation in the underlying property in a manner similar to a fixed-price purchase option. Such continuing involvement precludes the use of sale-leaseback accounting until such time that the continuing involvement no longer exists.

During the third quarter of fiscal 2006, the Company changed the estimated useful lives of its buildings (Note 1). This change removed the Company’s ability to control the property through at least 90% of its economic life for 26 of our 126 restaurants accounted for using the financing method. The effect of the change was to retire both the assets and financing obligations associated with the restaurants. Additionally, all of the restaurants were tested under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” for treatment as capital or operating leases. All 26 restaurants qualified as operating leases and deferred rent was established. The effect of this change was a reduction in the Company’s financing obligation of $30.5 million, a reduction of financing assets of $29.3 million, an increase in deferred rent of $1.2 million, and a loss on the transaction of $50,000. Any gain or loss recognized by restaurant will be amortized to rent expense over the remaining reasonably assured lease term.

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During the quarter ended July 13, 2006, the Company recorded no impairment charge related to the writedown of assets for restaurant locations. The Company recorded a $0.8 million pretax impairment for the year to date period ended July 13, 2006 related to 11 restaurant locations. There were no impairment charges for the quarter or year to date periods ended July 14, 2005.

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

Following the June 2003 acquisition, we analyzed all capital and operating leases which had not been initiated or renewed in the past 18 months to determine the fair market value of these agreements. Lease fair market values were determined by obtaining comparable rents for select locations through third-party advisors and reviewing sale-leaseback transactions within the past 18 months to determine an average rent as a percentage of unit sales. This average was applied to each location to determine fair value rents. These additional rents are amortized over the remaining life of the underlying lease agreements. The amounts were classified as either assets or liability based on the analysis. At July 13, 2006 the asset balance was $5.5 million and the liability balance was $2.4 million. At November 3, 2005 the asset balance was $6.6 million and the liability balance was $2.5 million.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.2 million and $0.4 million in the quarter and year to date period ended July 14, 2005, respectively. The company expensed $0.1 million and $0.4 million in the quarter and year to date periods ended July 13, 2006, respectively.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We had an insurance reserve liability of $9.4 million and $9.3 million recorded as of July 13, 2006 and November 3, 2005, respectively.  We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005 and 2006). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside consultants. Although management believes that the amounts accrued for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Favorable claims experience related to recent years has permitted a reduction in workers’ compensation, general liability and medical expense accruals in both fiscal 2005 and 2006 versus previous years.  We recorded a reduction to our workers’ compensation reserve of $0.8 million during the  second quarter and year to date period ended July 13, 2006 and a reduction of $0.4 million during the third quarter and year to date period ended July 14, 2005.We did not record an adjustment to general liability insurance during the quarter and year to date period ended July 13, 2006, but did record a $0.3 million reduction for the third quarter and $0.5 million reduction for the year to date period ended July 14, 2005. In addition, medical insurance claims have decreased on a per claim basis and a reduction of $0.5 million was taken during the third quarter and year to date period ended July 13, 2006. No reduction was taken during the quarter ended July 14, 2005. Should the current claims experience trends continue, it is likely further expense reductions will be made.

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

Income taxes

 Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of July 13, 2006, we had gross deferred tax assets which included $15.5 million of FICA tip credit carryforwards, expiring at various dates through 2026.  Approximately $10.1 million of the FICA tip credit carryforwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A“modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, after estimating forfeitures.

2. A“modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The first three quarters of fiscal 2006 consisted of 40 weeks, or 252 days and fiscal 2006 will consist of 52 weeks or 364 total days. The first three quarters of fiscal 2005 consisted of 41 weeks, or 259 days, and fiscal 2005 consisted of 53 weeks, or 371 days. The additional week in fiscal 2005 coincides with one of the Company’s higher volume sales weeks for both store level and manufacturing operations.

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

Results of Operations

	84 Days Ended	84 Days Ended	252 Days Ended	259 Days Ended
(in Thousands)	July 13, 2006	July 14, 2005	July 13, 2006	July 14, 2005

Revenues:
Restaurant operations	$96,626	$91,225	$298,868	$288,087
Franchise operations	1,166	1,283	3,497	3,703
Manufacturing operations	7,796	4,373	21,786	17,974
	105,588	96,881	324,151	309,764
Costs and expenses:
Restaurant costs:
Food	24,306	23,492	77,341	76,277
Labor	32,227	29,861	98,501	92,143
Other operating expenses	28,755	24,720	87,427	77,823
Franchise operating expenses	502	480	1,488	1,512
Manufacturing operating expenses	8,138	4,583	23,217	18,004
General and administrative expenses	6,073	6,234	17,977	19,112
Litigation settlement	—	(408)	—	(408)
Transaction expenses	—	—	—	15
Management fees	196	196	588	588
Impairment of assets	—	—	821	—
	100,197	89,158	307,360	285,066
Operating profit	5,391	7,723	16,791	24,698
Interest expense	(6,990)	(6,577)	(21,019)	(20,031)
Other income, net	343	211	627	437
Income (loss) before income taxes	(1,256)	1,357	(3,601)	5,104
Provision for income taxes (benefit)	(675)	49	(1,795)	1,072
Net income (loss)	(581)	1,308	(1,806)	4,032
Preferred stock dividends and accretion	(2,322)	(1,989)	(6,749)	(5,964)
Net loss attributable to common stockholders	$(2,903)	$(681)	$(8,555)	$(1,932)

	84 Days Ended	84 Days Ended	252 Days Ended	259 Days Ended
	July 13, 2006	July 14, 2005	July 13, 2006	July 14, 2005

Revenues:
Restaurant operations	91.5%	94.2%	92.2%	93.0%
Franchise operations	1.1	1.3	1.1	1.2
Manufacturing operations	7.4	4.5	6.7	5.8
	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food	23.0	24.2	23.9	24.6
Labor	30.5	30.8	30.4	29.7
Other operating expenses	27.2	25.6	27.0	25.1
Franchise operating expenses	0.5	0.5	0.5	0.5
Manufacturing operating expenses	7.7	4.7	7.1	5.8
General and administrative expenses	5.8	6.4	5.5	6.2
Litigation settlement	0.0	(0.4)	0.0	(0.1)
Transaction expenses	0.0	0.0	0.0	0.0
Management fees	0.2	0.2	0.2	0.2
Impairment of assets	0.0	—	0.2	—
	94.9	92.0	94.8	92.0
Operating profit	5.1	8.0	5.2	8.0
Interest expense	(6.6)	(6.8)	(6.5)	(6.5)
Other income, net	0.3	0.2	0.2	0.1
Income (loss) before income taxes	(1.2)	1.4	(1.1)	1.6
Provision for income taxes (benefit)	(0.6)	0.0	(0.6)	0.3
Net income (loss)	(0.6)	1.4	(0.5)	1.3
Preferred stock dividends and accretion	(2.2)	(2.1)	(2.1)	(1.9)
Net loss attributable to common stockholders	(2.8)%	(0.7)%	(2.6)%	(0.6)%

84 Days Ended July 13, 2006 (“Third Quarter of Fiscal 2006”) Compared to 84 Days Ended July 14, 2005 (“Third Quarter of Fiscal 2005”)

Total revenues increased by $8.7 million, or 9.0%, to $105.6 million in fiscal 2006’s third quarter, from $96.9 million for the same quarter in fiscal 2005. The increase was due largely to operating twenty-seven more locations on average during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. However, we experienced a net 3.1% decrease in same unit sales for the third quarter of fiscal 2006 over the third quarter of fiscal 2005. Village Inn same unit sales for the third quarter of fiscal 2006 decreased 2.8% over the third quarter of fiscal 2005, and Bakers Square same unit sales decreased 3.4% over the same period. Average guest spending increased 2.9% at Village Inn and 5.4% at Bakers Square in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. We believe that our decrease in comparable store is closely related to trends within the restaurant industry. The majority of our direct competitors have been experiencing similar declining sales and restaurant analysts believe this is a result of increasing utility and gas prices being absorbed by consumers. Third party pie sales increased $3.4 million, or 77.3%, to $7.8 million due to the addition of a large customer at the end of the first quarter of 2006.

Food costs increased by $0.8 million, or 3.4%, to $24.3 million in the third quarter of fiscal 2006, from $23.5 million for the third quarter of fiscal 2005. Food costs as a percentage of restaurant revenues decreased to 25.2% for the third quarter of fiscal 2006 from 25.8% in the third quarter of fiscal 2005. The decrease was driven primarily by menu price increases exceeding commodity price increases.

Labor costs increased by $2.3 million, or 7.7%, to $32.2 million in the third quarter of fiscal 2006, from $29.9 million for the third quarter of fiscal 2005 and as a percentage of restaurant revenues increased to 33.4% from 32.7% over these periods. The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales decline and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $4.1 million, or 16.6%, to $28.8 million in the third quarter of fiscal 2006 from $24.7 million for the third quarter of fiscal 2005. Other operating expenses as a percentage of restaurant revenues increased to 29.8% from 27.1% over these periods. This increase was primarily due to higher occupancy costs ($2.1 million), increased utility costs ($0.6 million) and increased costs associated with new store growth.

General and administrative expenses decreased $0.1 million, or 1.6%, to $6.1 million for the third quarter of fiscal 2006 from $6.2 million for the third quarter of fiscal 2005. The decrease resulted primarily from a reduction in legal fees and settlements. As a percentage of total revenues, general and administrative expenses were 5.8% in the third quarter of fiscal 2006 and 6.4% in the third quarter of fiscal 2005.

Operating profit decreased by $2.3 million, or 29.9%, to $5.4 million in the third quarter of fiscal 2006, from $7.7 million for the third quarter of fiscal 2005. Operating profit as a percentage of total revenues for the third quarter of fiscal 2006 decreased to 5.1% from 8.0% in the third quarter of fiscal 2005. The decrease was due largely to the decline in our same unit sales, its effect on labor, as well as increases in other operating expenses.

Interest expense increased by $0.4 million, or 6.3%, to $7.0 million in the third quarter of fiscal 2006, from $6.6 million for the third quarter of fiscal 2005. The increase was driven by increased debt balances and interest rates.

Provision for income taxes (benefit) for the third quarter of fiscal 2006 was a $0.7 million benefit compared to $49,000 provision for the third quarter of fiscal 2005. The effective tax rate for the third quarter of fiscal 2006 was 53.7% but was not significant for the third quarter of fiscal 2005. The change in the effective rate is driven primarily by the The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) decreased by $1.9 million to a $0.6 million loss in the third quarter of fiscal 2006 from income of $1.3 million in the third quarter of fiscal 2005. Net income (loss) as a percentage of total revenues decreased to a negative 0.6% from a positive 1.4%, respectively.

Preferred stock dividends and accretion increased by $0.3 million to $2.3 million in the third quarter of fiscal 2006 from $2.0 million for the third quarter of fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends.

252 Days Ended July 13, 2006 (“First Three Quarters of Fiscal 2006”) Compared to 259 days Ended July 14, 2005 (“First Three Quarters of Fiscal 2005”)

Total revenues increased by $14.4 million, or 4.6%, to $324.2 million in the first three quarters of fiscal 2006, from $309.8 million for the first three quarters of fiscal 2005. The increase was partly due to operating twenty-two more locations on average during the first three quarters of fiscal 2006, offset by an additional week in the first half of fiscal 2005. We experienced a net 1.8% decrease in same unit sales for the first three quarters of fiscal 2006 over the same quarters of fiscal 2005, with Village Inn same unit sales decreasing 1.8% and Bakers Square same unit sales decreasing 1.7% over the same period. Average guest spending increased 2.9% at Village Inn and 5.0% at Bakers Square in the first three quarters of fiscal 2006 compared to the same quarters in fiscal 2005. We believe that our decrease in comparable store is closely related to trends within the restaurant industry. The majority of our direct competitors have been experiencing similar declining sales and restaurant analysts believe this is a result of increasing utility and gas prices being absorbed by consumers.

Food costs increased by $1.0 million, or 1.3%, to $77.3 million in the first three quarters of fiscal 2006, from $76.3 million for the same quarters of fiscal 2005. Food costs as a percentage of restaurant revenues decreased to 25.9% for the first three quarters of fiscal 2006 from 26.5% in the same quarters of fiscal 2005. The decrease was driven primarily by menu price increases exceeding commodity price increases.

Labor costs increased by $6.4 million, or 6.9%, to $98.5 million in the first three quarters of fiscal 2006, from $92.1 million for the same quarter of fiscal 2005, and as a percentage of restaurant revenues increased to 33.0% from 32.0% over these periods. The increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales decline and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $9.6 million, or 12.3%, to $87.4 million in the first three quarters of fiscal 2006 from $77.8 million for the same quarters of fiscal 2005 and other operating expense as a percentage of restaurant revenues increased to 29.3% for the first three quarters of fiscal 2006 from 27.0% in the same quarters of fiscal 2005. This increase was primarily due to higher occupancy costs ($4.6 million), increased utility costs ($1.9 million) and increased costs associated with new store growth ($0.9 million specifically related to preopening costs for new restaurants), partially offset by lower workers’ compensation costs ($0.5 million).

General and administrative expenses decreased $1.1 million, or 5.8%, to $18.0 million for the first three quarters of fiscal 2006 from $19.1 million for the first three quarters of fiscal 2005. The decrease was driven primarily by a reduction in legal fees and settlements. As a percentage of total revenues, general and administrative expenses decreased to 5.5% in the first three quarters of fiscal 2006 from 6.2% in the same quarters of fiscal 2005.

Operating profit decreased $7.9 million, or 32.0%, to $16.8 million in the first three quarters of fiscal 2006, from $24.7 million for the same quarters of fiscal 2005. Operating profit as a percentage of total revenues was 5.2% and 8.0% for the first three quarters of fiscal 2006 and fiscal 2005, respectively. The decrease was primarily due to increased other operating expenses and increased losses from the pie manufacturing business.

Interest expense increased by $1.0 million, or 5.0%, to $21.0 million in the first three quarters of fiscal 2006, from $20.0 million for the same quarters of fiscal 2005. The increase was driven by increased debt balances and interest rates.

Provision for income taxes for the first three quarters of fiscal 2006 was a $1.8 million benefit, compared to a provision of $1.1 million for the same quarters of fiscal 2005. The effective tax rate was 49.8% for the first three quarters of fiscal 2006 compared to 21.0% in fiscal 2005’s first three quarters. The provisions differ from our statutory rate of 39.9% due to general business credits that we earn from FICA taxes paid on employee tips.

Net income (loss) decreased by $5.8 million to a $1.8 million loss in the first three quarters of fiscal 2006 from income of $4.0 million in the same quarters of fiscal 2005. Net income (loss) as a percentage of total revenues decreased to negative 0.5% from a positive 1.3%, respectively.

Preferred stock dividends and accretion increased by $0.7 million to $6.7 million in first three quarters of fiscal 2006 from $6.0 million for first three quarters of fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends.

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

For the balance of fiscal 2006, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $7.9 million, reflecting an acceleration of our unit growth. Of this amount, $1.9 million is expected to be spent on new restaurant construction, $2.3 million for remodels and the remainder on capital maintenance and other support related projects. We currently expect to open or acquire an estimated 26 to 28 new restaurants in fiscal 2006, including the 22 we opened or acquired through the third quarter.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion. Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On July 13, 2006, we had outstanding receivables of $1.2 million relating to these types of agreements. In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

Debt and other obligations and liabilities

On April 14, 2004, we completed a private placement of $126.5 million aggregate principal amount of 10 1/2% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc.

Concurrently with the issuance of the 10 1/2% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sublimit for letters of credit. On July 13, 2006, we had issued letters of credit aggregating $7.4 million and had $8.3 million in borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan. Under this formula, as of July 13, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $14.3 million.

Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. At July 13, 2006, the interest rates were 8.4% for term loan borrowings and 9.5% for the revolving credit facility. Both facilities are secured by a lien on all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. and our subsidiary Village Inn Pancake House of Albuquerque, Inc., the guarantees also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity and issuance of new indebtedness. Both facilities mature on April 14, 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum growth capital expenditures limitation. On July 13, 2006, we were in compliance with these requirements.

We are subject to capital lease obligations related to two of our leased properties. The principal component of our capital lease obligations was $0.2 million as of July 13, 2006. These capital leases have expiration dates ranging from November 2008 to June 2011.

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

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.1 million as of July 13, 2006.

As of July 13, 2006, our commitments with respect to the above obligations were as follows (in millions):

Payments due by periods

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$20.8	$—	$—	$20.8	$—
10-1/2% senior unsecured notes	126.5	—	—	—	126.5
Total notes payable	147.3	—	—	20.8	126.5
Capital lease obligations(1) (2)	0.3	0.1	0.1	0.1	—
Operating lease obligations(2)	291.1	24.4	44.9	38.4	183.4
Deemed landlord financing liability (1) (2)	258.7	11.4	22.9	23.9	200.5
Letters of credit (3)	7.4	7.4	—	—	—
Purchase commitments(4)	7.7	7.7	—	—	—
Total	$712.5	$51.0	$67.9	$83.2	$510.4

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

(4)   We have commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed at July 13, 2006 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in millions):

	252 Days Ended	259 Days Ended
	July 13, 2006	July 14, 2005

Net cash provided by operating activities	$16.2	$25.6
Net cash used in investing activities	(27.2)	(22.1)
Net cash provided by financing activities	11.3	7.8
Net increase in cash and cash equivalents	$0.3	$11.3

Operating activities

For the first three quarters of fiscal 2006, cash flows from operating activities decreased $9.4 million compared to the same quarters of fiscal 2005. The decrease resulted primarily from a decrease in operating profit from the restaurants ($5.8 million) and a decrease in accrued compensation ($2.8 million) as a result of the payment of bonuses at the beginning of fiscal 2006  Additionally, inventories increased primarily at the manufacturing facilites ($2.5 million) due to the increase in outside sales business.

Investing activities

Net cash used in our investing activities in the first three quarters of fiscal 2006 and 2005 consisted primarily of capital expenditures. Our capital expenditures for property and equipment in the first three quarters of fiscal 2006 and 2005 were comprised of the following (in millions):

	July 13, 2006	July 14, 2005

New store construction	$7.2	$3.7
Existing store remodel and refurbishment	4.8	3.4
Capital replacements	4.4	3.2
Corporate related	0.5	1.6
Purchase of property and equipment	$16.9	$11.9

In addition to the capital expenditures noted above, we spent $10.4 million for assets under deemed landlord finance liability during the first three quarters of fiscal 2006 compared to $10.5 million in the same quarters of fiscal 2005. We opened 22 new restaurants in the first three quarters of fiscal 2006 and 10 restaurants in the same quarters of fiscal 2005. Also, we had an additional 13 locations under construction at the end of the third quarter of fiscal 2006.

Financing activities

Our financing activities provided cash of $11.3 million during the first three quarters of fiscal 2006, consisting primarily of $10.5 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, $1.5 million in borrowings under our revolving line of credit, and payments for the repurchase of stock of $0.7 million, partially offset by the repayment of all $6.7 million of outstanding borrowings under our revolving line of credit at November 3, 2005.

Our financing activities provided cash of $7.8 million during the first three quarters of fiscal 2005, consisting principally of $9.1 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, partially offset by the repayment of all $1.4 million of outstanding borrowings under our revolving line of credit at October 28, 2004.

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

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates. As of July 13, 2006, $20.8 million, or 14.2% of our total debt and capitalized lease obligations of $146.5 million, bears interest at a floating rate. A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings as of July 13, 2006, would increase our future interest expense by approximately $0.2 million per year. This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

During the second quarter, the Company was served with two class action lawsuits in California. The first complaint asserts a series of claims which allege that the Company misclassified California Bakers Square managers as exempt from overtime compensation from February 1, 2005, through the present. The second complaint asserts a series of claims which alleges that the Company’s vacation policy violated California law. The putative class in the second complaint includes all former and current California Bakers Square employees from April 11, 2002, through December 31, 2005. Both complaints seek monetary damages, interest, and attorneys’ fees in unspecified amounts. Company management believes that these cases, individually and in the aggregate, will not have a significant adverse effect on the Company’s financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

31.1         Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended July 13, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 13, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended July 13, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the third quarter of fiscal 2006 ended July 13, 2006, we filed the following reports on Form 8-K:

Current report on Form 8-K on June 6, 2006, announcing financial results for our second quarter ended April 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: August 25, 2006

/s/ Debra Koenig
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2006

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)