Form 10-K
period 2006-11-02
VICORP RESTAURANTS INC
filed 2007-01-30
CIK 703799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 2, 2006

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

Number of shares of Common Stock, $.0001 par value, outstanding at December 31, 2006: 1,361,753, excluding treasury shares.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports will be provided without charge upon written request addressed to: Investor Relations, VICORP Restaurants, Inc., 400 West 48th Avenue, Denver, Colorado 80216.  Additionally, our consolidated financial statements are available at our website, www.vicorpinc.com, under the “Our Company — Investor Relations” headings.

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

PART I

Item 1.                    Business.

Our company

We operate family-dining restaurants under two proven and well-recognized brands, Village Inn and Bakers Square. As of November 2, 2006, our company, which was founded in 1958, had 404 restaurants in 25 states, consisting of 309 company-operated restaurants and 95 franchised restaurants.   Our restaurant locations are concentrated in particular regions in order to maximize operating efficiencies, including regional management, purchasing and advertising penetration. In addition to our restaurants, we operate three strategically located pie production facilities that produce premium pies that are offered in our restaurants and sold to third-party customers. Our revenues increased from $404.2 million in 2002 to $466.3 million in 2006. Both of our restaurant concepts operate in the stable family-dining segment of the restaurant industry. Over our 48-year history, we have concentrated on providing our customers great-tasting, high-quality food at reasonable prices with fast and friendly service. Our commitment to an attractive price-to-value relationship has enabled us to develop a stable base of repeat customers.

We continually seek to increase the efficiency of our operations, increase customer visits and sales per customer, provide new menu options for our guests and increase sales of higher margin items. Significant investments in our brands and operational improvements, including an investment of approximately $7.2 million to upgrade our information and restaurant point-of-sale (“POS”) systems in 2002 and 2003, ongoing remodeling of our restaurants and reductions in purchasing and manufacturing costs have enabled us to manage our prime margin, which is our profitability expressed as a percentage of restaurant sales after deducting our two most significant costs, food and labor.  Prime margin was 40.7% in 2002 compared to 41.0% in 2006.  In addition, we provide our managers with extensive training and the tools necessary to effectively operate our business, such as on-line ordering and bill processing and real-time information on key business metrics. We continually engage in selective menu engineering and the development of updated menu items for our restaurants such as our signature oven-roasted focaccia sandwiches in our Village Inn restaurants, seasonal offerings such as artisan-style bread bowls filled with hearty soups and stews and new flavors of pie offerings in our Bakers Square restaurants. Our other efforts to drive sales growth include creative marketing programs, and expansion of our third-party customer base for our pies.

Village Inn

We opened our first Village Inn restaurant in 1958, and as of November 2, 2006 we had 256 locations, 161 of which were operated by our company and 95 of which we franchised. Our company-operated Village Inn restaurants are located in eleven states, primarily in the Rocky Mountain region (91 units), the Midwest (39 units), and Florida (16 units).  Village Inn is focused on family dining and appeals to a large segment of the population, and we believe it has a strong reputation for fast and friendly service, fresh food and reasonable prices. We are known for serving fresh breakfast items throughout the day, including our Ultimate Skillet meals, Pecan Roll French Toast, made-from-scratch buttermilk pancakes and fluffy three-egg omelets. Breakfast items accounted for 58.7% of Village Inn sales in 2006. We have also successfully leveraged our strong breakfast heritage to establish a well-developed brand platform encompassing a broad selection of traditional American fare for lunch and dinner, at price points that position us in the mid-range of the family-dining segment. Signature items on our lunch and dinner menus include our Portabella Chicken Skillet and our All-World Double Cheeseburger®. We frequently review and update our menus with the assistance of our team of in-house research and development chefs to enhance the attractiveness of our menu offerings to our customers. Customer loyalty is one of Village Inn’s strongest characteristics, with a significant number of customers who patronize our restaurants three or more times a month.

Our Village Inn restaurants are predominantly free-standing units which average approximately 5,000 square feet in size and can seat between 120 and 180 people. We are typically open from 6 a.m. to 12 a.m. allowing us to effectively generate revenue in all three day parts. Our typical entrée prices range from $4.29 to $11.35 for breakfast items and from $4.99 to $13.25 for lunch and dinner items, with an average per-person check of $8.09 overall in 2006. In order to improve our efficiency and purchasing power, our menus are standardized throughout the United States, with some variations driven by regional preferences. In 2006, Village Inn’s average unit sales were $1.48 million, and corresponding average restaurant operating cash flow was $281,000, representing a 19.0% margin.

Bakers Square

The Bakers Square concept began in 1983 when we acquired 59 Poppin Fresh Pies restaurants from the Pillsbury Restaurant Group. Since then, we have grown Bakers Square to 148 company-operated restaurants as of November 2, 2006. Our Bakers Square restaurants are located in eight states, including California (47 units), Illinois (47 units) and Minnesota (25 units). The foundation of the Bakers Square concept is our signature freshly baked pies, which accounted for 22.7% of Bakers Square’s sales in 2006. Building upon our reputation for quality pies, we have extended our offerings to include popular traditional American fare for breakfast, lunch and dinner. Bakers Square offers dozens of varieties of multi-layer specialty pies made from premium ingredients, which differentiates the concept from our family-dining competitors. Many of our customers complement their lunch or dinner with a serving of pie, while others purchase whole pies for at-home consumption throughout the year, and particularly around the holidays. As with Village Inn, we use our team of in-house research and development chefs to regularly update the Bakers Square menu offerings to attract a wider demographic range of diners and increase repeat business from existing customers. For example, we have successfully promoted our artisan-style bread bowls filled with hearty soups and stews, along with popular menu favorites like our Stir-Fry Chicken Pita, Honey Mustard Chicken and Portabella Pot Roast.

Our Bakers Square restaurants are free-standing units which average approximately 4,500 square feet in size and can generally seat between 120 and 160 people. We are typically open from 7 a.m. to 11 p.m., with our highest traffic generated at lunch and dinner. Our typical entrée prices range from $4.99 to $9.99 for breakfast items and from $6.79 to $12.99 for lunch and dinner items, with an average per-person check of $9.39 overall in 2006. As with Village Inn, our menus are standardized across the United States, with some variations driven by regional preferences.  In 2006, Bakers Square’s average unit sales were $1.40 million, and corresponding average restaurant operating cash flow was $114,000, representing an 8.1% margin.

In fiscal 2005 and 2006 we opened four remodeled test units.  We are currently in the process of evaluating performance data to determine the appropriate model for the future Bakers Square units.

Pie production operations

Complementing our restaurant operations, we produce premium pies for the Bakers Square and Village Inn restaurants and for sale to select third-party customers. In 2006, we produced 19.4 million premium pies compared to 15.4 million pies in 2005. By producing pies at our three strategically located facilities, we are able to control the quality, consistency and freshness of our pies and enhance our distribution capabilities. We differentiate ourselves from other pie manufacturers by producing multi-layer pies, using premium ingredients such as fresh cream, whole fruits and high quality pie crusts, and maintaining a strict shelf life policy of no more than three days for the fresh pies in our restaurants. At the 2006 National Pie Championships, we won 21 first place awards, which was more than any other competitor.

We continue to focus on the efficiency of our pie production operations and increased sales of our pies to third parties, including the addition of several new accounts. We have used our enterprise resource planning system to manage inventory and costs, concentrated our frozen pie production in our high volume Chaska, Minnesota facility to achieve economies of scale and restructured our delivery arrangements to obtain substantial savings.

Although our primary focus is to produce pies for Village Inn and Bakers Square, our third-party pie sales have increased over time. The overall results of operations of our pie manufacturing historically have not had, and currently do not have, a material impact on our operating profit. We show the results of operations associated with our third party pie sales separately on our income statement. In order to determine the operating profit for our third party sales, we allocate both variable and fixed costs. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales. The net costs associated with internal “sales” to our restaurants are included in restaurant food cost. As part of our overall effort to optimize total company food cost, we have been focusing on various measures to improve the net margins within our pie manufacturing operations, including increasing third-party sales, investing in equipment to improve automation, renegotiating our distribution contracts and rebalancing the production among our three plants to increase efficiency.

Industry overview

The restaurant industry is a significant contributor to the U.S. economy, with estimated total 2006 sales of $511 billion, the fifteenth consecutive year of real growth. We believe this growth can be attributed to several key lifestyle and demographic trends, including the continued increase in spending on food consumed away from home and restaurant dining, and the continued growth in disposable incomes and key age groups of the population. The restaurant industry can be divided into two primary operating segments: full service restaurants (“FSR”) and limited service restaurants (“LSR”). Restaurants operating in the FSR segment present broad menu choices that are served to patrons by a wait-staff, while restaurants operating in the LSR segment serve customers at a counter or through a drive-thru window.

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

Our sponsor

Wind Point Partners is a private equity investment firm that manages over $2 billion in commitments and has invested in more than 80 companies since its founding in 1984. Wind Point’s strategy is to partner with top caliber CEOs and to align its economic interests closely with those of company management teams through significant equity participation. Wind Point typically invests between $20 million and $70 million in transactions such as leveraged buyouts, recapitalizations, industry consolidations and expansion capital transactions involving companies with revenue between $100 million and $400 million.

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

We use our in-house development team, including real estate, design and legal professionals, to find, evaluate and negotiate new sites for our restaurants. We evaluate potential sites based on a number of criteria, including surrounding population density, demographic information, median household income and size, location, area restaurant competition, traffic, access, visibility, potential restaurant size, parking and signage capability. We also selectively use outside consultants who specialize in site evaluation to provide independent validation of our sales potential estimates for new sites. In fiscal 2006, we opened 22 new restaurants and acquired 5 franchise locations.

We may also purchase our competitors’ sites and convert them to our restaurant concepts. We evaluate each potential conversion site using the same criteria that we use to evaluate new restaurant sites. We believe that conversion can be a cost-effective method for adding new restaurants.

We also seek to grow by purchasing franchised Village Inn restaurants from our franchisees. These opportunities may arise as our franchisees retire or seek liquidity for their investment. For example, in 2003 we acquired eight franchised Village Inn restaurants located in the Albuquerque, New Mexico area.  Additionally, we completed a transaction in 2006 with a franchisee in Oklahoma in which we purchased five Village Inn restaurants.

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

Each of our restaurants is typically managed by one general manager, one associate manager and one assistant manager. On average, general managers possess over eight years of experience with us. Each of our general managers has primary responsibility for day-to-day operations in one of our restaurants, including hiring, scheduling, cleanliness of the restaurant and restaurant cash flows. The restaurant managers are supported by Regional Managers, Regional Vice Presidents (Village Inn) or District Managers (Bakers Square) and our corporate office. As of November 2, 2006, we had 39 Regional Managers, each of whom is responsible for managing approximately eight restaurants in a designated geographic region in a manner consistent with our strategies, policies and standards of quality. The Regional Managers report to one of the Regional Vice Presidents of Operations (in Village Inn) or the District Managers (in Bakers Square). Our Regional Vice Presidents of Operations and District Managers participate in every aspect of our restaurant operations, from organizing quality management teams for the restaurants to routine visits to each location.

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

Marketing, advertising and menu development

The family-dining segment in which our restaurant concepts operate attracts customers seeking quality, consistency, variety and value, with an average per-person check typically between $8 and $9. Our mid-range price positioning in the family-dining segment provides the competitive advantage of flexibility in menu choices by offering higher or lower priced items based on customer preferences. We use various marketing techniques, such as television and radio (in geographic markets where we have sufficient market penetration), newspaper, direct mail and point-of-purchase materials to promote our restaurant concepts and gain market share.

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

Franchise program

We established our first Village Inn franchise in 1961. As of November 2, 2006 we had a total of 95 franchised Village Inn restaurants, operated by 25 franchisees, each with one to eleven restaurants. We believe that we currently enjoy solid working relationships with our franchisees. We presently intend to focus our expansion efforts on company-operated restaurants but may pursue selected franchising opportunities.  We completed a transaction in 2006 with a franchisee in Oklahoma in which we purchased five Village Inn restaurants.

We generally seek franchisees that have related business experience and access to capital to build out and support the Village Inn concept. We also provide our franchisees with access to training, marketing, quality control, purchasing/distribution and operations assistance.  Our current franchisees pay royalty fees up to 4% of gross sales.  Additionally, our current franchisees pay marketing fees up to 2% of gross sales.  Our franchise consultants work toward visiting each of our Village Inn franchisees approximately four times a year to monitor their business and to ensure that their stores meet with our quality standards.

A franchisee is required to pay an initial franchise fee for a 15 year franchise term. Until the end of their first year of operation, our franchisees also pay us a royalty fee of $1,154 a week and a marketing fee of $577 a week. A franchisee is also typically obligated to pay a fee for renewal of a franchise agreement beyond the initial term. After the first year of operation, our franchisees are required to pay royalty and marketing fees based on gross sales. Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our recipes, systems, manuals, processes and related items.

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

Intellectual property

We have an extensive portfolio of registered service marks, trademarks and logos, including “Bakers Square®,” “Village Inn®,” “Village Inn Pancake House®,” “Best Pie in America®,” “Great Food. Unbelievable Pie®,” “The Skillet Experts®,” “Good Food … Good Feelings®,” “The Breakfast Experts®“ and “J. Horner’s®.” We believe that our service marks, trademarks and logos are valuable to the operation of our restaurants and are important to our marketing strategy. Our policy is to actively pursue and maintain registration of our service marks, trademarks and logos where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks, trademarks or logos. However, we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our concepts, and any litigation to enforce our rights will likely involve significant costs.

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

Governmental regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each of our restaurants and pie production facilities is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, environmental, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. In addition, all of our restaurants located in California and some of our restaurants in the Midwest sell beer and wine. As a result, we are required to comply with applicable alcohol licensing requirements and alcoholic beverage control regulations.

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

The federal Americans with Disability Act prohibit discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

Employees

As of November 2, 2006, we had 12,789 employees, consisting of 7,423 part-time employees and 5,366 full-time employees. We employ 173 employees at our corporate headquarters. Our employees are not covered by any collective bargaining agreement, and we consider our employee relations to be good. In 2003, employees at one of our pie manufacturing facilities conducted an election to unionize our 138 employees at that facility. This effort was unsuccessful; however, our employees could engage in future unionization efforts that may succeed.

Item 1a.                  Risk Factors.

Risk factors related to our business

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged. The following chart shows our level of indebtedness and certain other information as of November 2, 2006:

(In millions)	As of November 2, 2006
Senior secured credit facility
Revolving credit facility(1)	$12.6
Term loan	15.0
10 ½% senior unsecured notes	126.5
Unamortized original issue discount	(1.0)
Capitalized leases	0.2
Other debt	0.8
Total indebtedness (2)	$154.1
Stockholders’ equity	$63.3

(1)             Does not include $7.4 million of outstanding letters of credit that were issued under the senior secured revolving credit facility as of November 2, 2006. We are able to borrow under the senior secured revolving credit facility the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit facility) minus the original principal amount of our senior secured term loan.  As of November 2, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit under the senior secured revolving credit facility, or $10.0 million.

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

We settled two class action claims in California related to overtime and wage payments in June 2005 for an aggregate payment of up to $6.5 million, subject to the following partial indemnification.  We filed a suit in December 2004 in Cook County, Illinois, seeking indemnification for damages related to this litigation under the Purchase Agreement dated June 14, 2003, pursuant to which VICORP Restaurants, Inc., was acquired, in addition to assertion of other claims.  The former shareholders of Midway Investors Holdings Inc. filed a similar action in December 2004 in Superior Court in Massachusetts.  Through our parent company, VI Acquisition Corp., an agreement to settle claims brought in both of these actions was finalized and VI Acquisition Corp. received a settlement payment in December 2005 of $2.65 million.  The ultimate cost to settle the two class actions was reduced to $5.3 million.

We are currently defendants in two class action claims in California.  The first class action was brought in March 2006 by two former managers and alleges that we violated California law with regard to unpaid overtime, compensation for missed meals and rest periods, civil penalties for failure to provide itemized wage statements, failure to provide notice on paychecks where paychecks may be cashed without any fees, and unfair business practices.  The classes and subclasses alleged in the action have not been certified by the court at the current stage of the litigation but generally are claimed to be persons who have been employed since February 1, 2005, in the position of restaurant managers, persons who have been employed in California since March 15, 2002, in any capacity who received a payroll check in California, and all restaurant managers who  have ended their employment with VICORP prior to the effective date of any settlement, judgment, or other resolution of the action.  No dollar amount in damages is requested in the Complaint and the Complaint seeks statutory damages, and attorneys’ fees in an unspecified amount.

The second class action was brought in April 2006 by a former employee and alleges that VICORP violated California laws with regard to failure to pay vested vacation pay and unfair business practices.  The class alleged is any person who has been employed by us in California at any time from four years prior to the filing of the class action to date of trial.  No dollar amount in damages is requested in the Complaint and the Complaint seeks attorneys’ fees in an unspecified amount.  In the fourth quarter of fiscal 2006, The Company established a liability of $600,000 relating to this action.

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

Many of our current leases are non-cancelable and typically have terms ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. It is likely that leases we enter into in the future will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. As of November 2, 2006, we were responsible for lease payments at 4 closed restaurant locations. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.

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

We operate three pie manufacturing plants which produce pies for Bakers Square and Village Inn as well as third-party customers. Any prolonged disruption in the operations of any of these plants, whether as a result of technical or labor difficulties, destruction or damage to the facilities or other reasons, could result in increased costs and reduced revenues, and our relationships with third-party customers could be harmed.

We rely in part on our franchisees.

We rely in part on our Village Inn franchisees and the manner in which they operate their locations to develop, promote and operate our Village Inn business. Our Village Inn franchises generated revenues to us of $5.1 million during the 2006 fiscal year. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on Village Inn’s reputation and its brands. While we try to ensure that the quality of the Village Inn brand is maintained by all of our franchisees, franchisees could take actions that adversely affect the value of our intellectual property or reputation.

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

Item 1b.                  Unresolved Staff Comments.

None.

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

We also lease 10 restaurants that we sublease to franchisees and lease four restaurants that we sublease to others. All of our other franchise restaurants are leased or owned directly by the respective franchisees.   As of November 2, 2006, we owned no idle property.

Our senior secured credit facility is secured by a lien on all of our assets, including our real properties.

Locations.  As of November 2, 2006, we and our franchisees operated 404 restaurants as follows:

Village Inn restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
Alaska	—	3	3
Arizona	29	—	29
Arkansas	—	4	4
Colorado	38	16	54
Florida	16	15	31
Illinois	2	1	3
Iowa	18	4	22
Kansas	—	10	10
Minnesota	—	3	3
Missouri	—	3	3
Nebraska	19	3	22
New Mexico	10	5	15
North Dakota	—	2	2
Oklahoma	5	—	5
Oregon	1	3	4
Texas	9	8	17
Utah	14	2	16
Virginia	—	1	1
Washington	—	3	3
Wyoming	—	9	9
Total	161	95	256

Bakers Square restaurants:

State of operation	Number of company- operated restaurants	Number of franchised restaurants	Total number of restaurants
California	47	—	47
Illinois	47	—	47
Indiana	4	—	4
Iowa	3	—	3
Michigan	7	—	7
Minnesota	25	—	25
Ohio	7	—	7
Wisconsin	8	—	8
Total	148	—	148

Lease expirations

In fiscal 2007, leases for 22 of our properties are scheduled to expire.  Of these expiring leases, we plan to exercise options to extend the lease term on 19 properties.  Of the three leases we expect to let expire, these are associated with currently operating restaurants which will close.

Item 3.                    Legal proceedings.

We are parties to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability and general liability claims arising in the ordinary course of business.

We settled two class action claims in California related to overtime and wage payments in June 2005 for an aggregate payment of up to $6.5 million, subject to the following partial indemnification.  We filed a suit in December 2004 in Cook County, Illinois, seeking indemnification for damages related to this litigation under the Purchase Agreement dated June 14, 2003, pursuant to which VICORP Restaurants, Inc., was acquired, in addition to assertion of other claims.  The former shareholders of Midway Investors Holdings Inc. filed a similar action in December 2004 in Superior Court in Massachusetts.  Through our parent company, VI Acquisition Corp., an agreement to settle claims brought in both of these actions was finalized and VI Acquisition Corp. received a settlement payment in December 2005 of $2.65 million.  The ultimate cost to settle the two class actions was reduced to $5.3 million.

We are currently defendants in two class action claims in California.  The first class action was brought in March 2006 by two former managers and alleges that we violated California law with regard to unpaid overtime, compensation for missed meals and rest periods, civil penalties for failure to provide itemized wage statements, failure to provide notice on paychecks where paychecks may be cashed without any fees, and unfair business practices.  The classes and subclasses alleged in the action have not been certified by the court at the current stage of the litigation but generally are claimed to be persons who have been employed since February 1, 2005, in the position of restaurant managers, persons who have been employed in California since March 15, 2002, in any capacity who received a payroll check in California, and all restaurant managers who  have ended their employment with the Company prior to the effective date of any settlement, judgment, or other resolution of the action.  No dollar amount in damages is requested in the Complaint and the Complaint seeks statutory damages, and attorneys’ fees in an unspecified amount.

The second class action was brought in April 2006 by a former employee and alleges that the Company violated California laws with regard to failure to pay vested vacation pay and unfair business practices.  The class alleged is any person who has been employed by us in California at any time from four years prior to the filing of the class action to date of trial.  No dollar amount in damages is requested in the Complaint and the Complaint seeks attorneys’ fees in an unspecified amount.  In the fourth quarter of fiscal 2006, the Company established a liability of $600,000 relating to this action.

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

Item 6.                    Selected Financial Data.

The table below presents selected historical consolidated financial data. The selected historical consolidated financial data for the fiscal year ended October 28, 2004, the fiscal year ended November 3, 2005 and the fiscal year ended November 2, 2006 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for the fiscal year ended October 27, 2002 and the period from October 28, 2002 to June 13, 2003, and the period from June 14, 2003 to October 26, 2003 has been derived from our audited consolidated financial statements for those periods not included elsewhere herein.

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

Fiscal year ended October 27, 2002	Midway Investors Holdings Inc.
October 28, 2002 to June 13, 2003	Midway Investors Holdings Inc.
June 14, 2003 to October 26, 2003	VI Acquisition Corp.
Fiscal year ended October 28, 2004	VI Acquisition Corp.
Fiscal year ended November 3, 2005	VI Acquisition Corp.
Fiscal year ended November 2, 2006	VI Acquisition Corp.

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	VI Acquisition Corp.				Midway Investors Holdings Inc.
(In thousands)	Fiscal year ended November 2, 2006	Fiscal year ended November 3, 2005	Fiscal year ended October 28, 2004	Period from June 14, 2003 to October 26, 2003	Period from October 28, 2002 to June 13, 2003	Fiscal year ended October 27, 2002

Income statement data:
Revenues:
Restaurant operations	$425,185	$407,424	$394,667	$138,696	$243,157	$377,630
Franchise operations	5,058	5,280	5,057	1,916	3,448	5,796
Manufacturing operations	36,065	26,641	31,796	12,378	18,726	20,754
Total revenues	466,308	439,345	431,520	152,990	265,331	404,180
Cost and expenses:
Restaurant costs:
Food	108,774	105,575	103,604	35,800	64,108	101,218
Labor	141,876	132,000	127,251	45,500	79,016	122,850
Other operating expenses(1)	126,415	112,204	105,043	38,161	62,067	94,336
Franchise operating expenses	2,148	2,181	2,311	978	1,583	3,092
Manufacturing operating expenses	35,350	24,809	32,322	12,899	19,432	21,518
General and administrative expenses	29,417	29,602	27,028	10,048	17,802	28,914
Litigation settlement expenses	600	(408)	3,168	—	—	—
Employee severance	40	600	286	297	—	—
Transaction expenses(2)	—	15	125	1,226	9,436	279
Management fees	850	850	1,159	185	674	1,000
Loss on disposition of assets	1,395	110	438	141	237	88
Asset impairments	1,381	—	1,101	—	96	—
Operating profit	18,062	31,807	27,684	7,755	10,880	30,885
Interest expense	(29,976)	(28,951)	(26,787)	(9,719)	(11,353)	(19,312)
Debt extinguishment costs(2)	—	—	(6,856)	—	(6,516)	—
Other income, net	586	745	522	147	433	787
Income (loss) before income taxes	(11,328)	3,601	(5,437)	(1,817)	(6,556)	12,360
Provision for income taxes (benefit)	(3,457)	138	(2,912)	(1,235)	(3,139)	3,882
Net income (loss)	$(7,871)	$3,463	$(2,525)	$(582)	$(3,417)	$8,478

Balance sheet data (at end of period):
Cash and cash equivalents	$1,938	$2,099	$1,332	$5,326	$9,036	$16,021
Working deficit(3)	(12,688)	(10,708)	(16,348)	(25,679)	(61,111)	(14,758)
Total assets	395,242	412,265	384,127	376,939	270,553	276,248
Total debt(4)	154,168	147,261	141,918	143,169	80,611	91,700
Deemed landlord financing liability	108,033	132,038	114,670	108,140	92,209	89,305
Total stockholders’ equity	63,347	71,871	68,045	69,588	5,592	45,735
Cash flow and other financial data:
Net rent expense:(5)
Net rent expense, less amortization of rent- related purchase accounting adjustments	23,277	18,343	17,387	6,012	10,093	14,615
Amortization of rent-related purchase accounting adjustments	1,140	1,582	1,597	614	(222)	(301)
Capital expenditures(6)	24,699	21,081	16,006	9,573	9,904	10,599
Depreciation and amortization	22,184	20,482	18,962	6,869	11,215	19,059
Cash flow from operating activities	17,890	24,490	25,121	5,820	12,243	28,657
Cash flow from investing activities	(36,375)	(38,871)	(23,766)	(154,261)	(13,743)	(10,278)
Cash flow from financing activities	18,324	15,148	(5,349)	144,731	(5,485)	(7,926)

Ratio data:
Ratio of earnings to fixed charges(7)	0.7 x	1.1 x	0.8 x	0.9 x	0.7 x	1.4 x
Operating data:
Village Inn company-operated locations (at end of period)	161	135	121	118	117	109
Bakers Square company-operated locations (at end of period)	148	152	150	149	148	148
Village Inn franchised locations (at end of period)	95	100	103	105	106	115
Change in same unit sales—Village Inn	(1.9)%	0.9%	2.2%	0.4%	(0.2)%	0.2%
Change in same unit sales—Bakers Square	(2.3)%	(3.1)%	(1.0)%	(4.7)%	(1.3)%	1.8%
Change in total same unit sales	(2.1)%	(1.3)%	0.4%	(2.6)%	(0.8)%	1.1%

(1)             Other operating expense consists primarily of rent, utilities, depreciation, marketing expenses, supplies, repairs and maintenance, insurance expenses and workers’ compensation costs.

(2)             We incurred various expenses directly related to the June 2003 acquisitions of the predecessor companies. The components of the transaction expenses are as follows (there were no transaction or debt related costs incurred in fiscal 2006):

	VI Acquisition Corp.			Midway Investors Holdings Inc.
(In thousands)	Fiscal year ended November 3, 2005	Fiscal year ended October 28, 2004	Period from June 14, 2003 to October 26, 2003	Period from October 28, 2002 to June 13, 2003	Fiscal year ended October 27, 2002
Transaction expenses:
Employment contract termination and stock compensation(a)	$—	$—	$—	$5,574	$—
Legal, accounting and other professional fees	15	75	49	3,862	279
Severance costs(b)	—	—	1,177	—	—
Legal settlements	—	50	—	—	—
Total transaction expenses	$15	$125	$1,226	$9,436	$279
Debt extinguishment costs:(c)(d)
Debt prepayment penalties	$—	$2,305	$—	$1,298	$—
Write-off of deferred debt financing costs	—	4,344	—	3,322	—
Derivative termination	—	207	—	1,896	—
Total debt extinguishment costs	$—	$6,856	$—	$6,516	$—

(a)            In connection with the June 2003 acquisition we paid senior employees a total of $2.1 million to terminate their existing employment contracts and recognized $3.5 million of compensation expense associated with the exercise of stock options.

(b)           We made severance payments totaling $1.2 million, primarily related to our former chief executive officer, pursuant to contractual provisions triggered by the June 2003 acquisition.

(c)            In connection with the June 2003 acquisition, we incurred $6.5 million of debt extinguishment costs, including prepayment penalties of $1.3 million relating to the prepayment of existing debt, $3.3 million of noncash write-offs of unamortized deferred debt financing costs related to prior credit facilities and $1.9 million of costs related to terminating interest rate swaps effected to hedge interest rate risk on existing debt.

(d)           In connection with the April 2004 refinancing, we incurred $6.9 million of debt extinguishment costs, including prepayment penalties of $2.3 million, $4.4 million of noncash write-offs of unamortized deferred financing costs and $0.2 million of costs relating to terminating interest rate swaps.

(3)             Working deficit is defined as current assets less current liabilities.

(4)             Total debt at the end of each of the periods presented represents the following:

Midway Investors Holdings Inc.—Term loan and revolving borrowings outstanding under a senior secured credit facility, subordinated debt (net of original issue discounts), capitalized lease obligations and redeemable preferred stock;

VI Acquisition Corp. (October 26, 2003) —Term loan and revolving borrowings under our prior senior secured credit facility, subordinated debt (net of original issue discounts), capitalized lease obligations and a letter of credit secured by our capital stock; and

VI Acquisition Corp. (October 28, 2004, November 3, 2005 and November 2, 2006) —Senior unsecured notes payable, term loan and revolving borrowings under our senior secured credit facility, subordinated debt (net of original issue discounts) and capitalized lease obligations.  Amounts exclude deemed landlord financing liability.

(5)             Net rent expense includes the effects of recording the known escalations in our rent expense on a straight-line basis over the committed term of the lease. Additionally, net rent expense includes amortization of the fair market rent adjustments which we were required to recognize under purchase accounting at the time of June 2003 acquisitions.

(6)             Capital expenditures include capital spent for new stores, remodeling projects, restaurant maintenance and corporate capital projects.

(7)             For purposes of calculating the ratio of earnings to fixed charges, earnings represent earnings before income taxes, plus fixed charges (excluding amortization of capitalized interest). Fixed charges include interest expense (including amortization of deferred debt financing costs), capitalized interest and the portion of operating rental expense, which management believes is representative of the interest component of rent expense.

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

Company profile

We operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of November 2, 2006, our company, which was founded in 1958, had 404 restaurants in 25 states, consisting of 309 company-operated restaurants and 95 franchised restaurants.  We also produce premium pies at three strategically located facilities that we serve in our restaurants or sell to third parties.

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

The following table sets forth the changes to the number of company-operated and franchised restaurants for the periods presented below.

(Units)	2006	2005	2004
Village Inn company-operated restaurants:
Beginning of period	135	121	118
Acquired from franchisee	5	—	1
Openings	22	14	5
Conversion to a Bakers Square	—	—	(1)
Closings	(1)	—	(2)
End of period	161	135	121
Bakers Square company-operated restaurants:
Beginning of period	152	150	149
Openings	—	4	3
Conversion from a Village Inn	—	—	1
Closings	(4)	(2)	(3)
End of period	148	152	150

Total company-operated restaurants	309	287	271
Village Inn franchised restaurants:
Beginning of period	100	103	105
Openings	—	—	—
Acquired by our company	(5)	—	(1)
Closings	—	(3)	(1)
End of period	95	100	103
Total restaurants	404	387	374

Our Village Inn and Bakers Square concepts operate in the “family-dining” segment of the full service restaurant category. Full service restaurants offer broad menu choices that are served to patrons by a wait-staff, while restaurants operating in the “limited service” segment serve customers at a counter or through a drive-thru window. We believe the family-dining category has a loyal customer base and stable characteristics. According to Crest/NPD, the growth in the third quarter of 2006 was 2.6% which is the lowest since the third quarter 2003 and is expected to be modest in 2007. In the family-dining category, the average per-person check generally ranges from $8 to $9, and diners in this category are sensitive to changes in price. In 2006, the average per-person check at Village Inn was $8.09 and the average per person check at Bakers Square was $9.39. One of the important elements of our business strategy is to provide our customers with an attractive value by offering quality food at reasonable prices. As a result, we continually strive to maintain and improve the efficiency of our operations.

Management overview

Our restaurant revenues are affected by restaurant openings and closings and same unit sales performance. Same unit sales is a measure of the percentage increase or decrease of the sales of units open at least 18 months relative to the same period in the prior year. Restaurants opened for less than 18 months are excluded in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results.  Same unit sales is an important indicator within the restaurant industry because small changes in same unit sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

The Village Inn restaurant count has increased over 36% in the last three years.  We plan to continue to increase the number of Company-operated Village Inn restaurants over the next several years. Within Bakers Square, the restaurant count has decreased one unit over the last three years.   In fiscal 2005 and 2006 we opened four remodeled test units.  We are currently in the process of evaluating performance data to determine the appropriate model for the future Bakers Square units.

Like much of the restaurant industry, we view same unit sales as a key performance metric, at the individual unit level, within regions, across each chain and throughout our company. With our field-level and corporate information systems, we monitor same unit sales on a daily, weekly and four-week period basis from the chain level down to the individual unit level. The primary drivers of same unit sales performance are changes in the average per-person check and changes in the number of customers, or customer count. Average check performance is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entrée count, exclusive of take-out business, and sales of whole pies, which we believe is indicative of overall customer traffic patterns. To increase average unit sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. We also selectively increase prices, but are constrained by the price sensitivity of customers in our market segment and our desire to maintain an attractive price-to-value relationship that is a fundamental characteristic of our concepts. For example, we raised prices in our Bakers Square units in fiscal 2002 and fiscal 2003, and while some unit sales increased in fiscal 2003, guest traffic declined. As a result, we generally have increased prices in line with increases in the consumer price index, and expect to continue to do so in the future. Same unit sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants, the attractiveness and physical condition of our restaurants, as well as local and national economic factors. From fiscal 2002 through fiscal 2006, Village Inn recorded average annual same unit sales growth of 1.5% and Bakers Square recorded an annual same unit sales decline of 8.1%.

As of November 2, 2006, we had 95 franchised Village Inn restaurants in 18 states, operated by 25 franchisees which operate one to eleven restaurants each.  Our revenue attributable to franchise operations, consisting primarily of royalty income has averaged approximately 1% of our total revenues over the last three years. On February 24, 2003, we acquired eight restaurants from a franchisee in Albuquerque, New Mexico for $4.6 million, which subsequently reduced our franchise revenue and increased our company-operated restaurant revenue. Although we may increase franchise revenues by increasing the number of franchised Village Inn restaurants, we expect that our franchise revenues will decline as a percentage of our total revenue as we emphasize growth in the number of company-operated units.  During fiscal 2006 we acquired five restaurants in Oklahoma from a franchisee for $650,000.

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

Labor is our largest cost element. The principal drivers of labor cost are wage rates, particularly for the significant number of hourly employees in our restaurants, and the number of labor hours utilized in serving our customers and operating our restaurants, as well as health insurance costs for our employees. Wage rates are largely market driven, with increases to minimum wage rates causing corresponding increases in our pay scales. Differences in minimum wage laws among the various states impact the relative profitability of the restaurants in those states. In May 2005 and again on January 1, 2006, the minimum wage rate for the state of Florida increased.  The state of Oregon’s minimum wage increased in both 2005 and 2006 and the states of Michigan and Wisconsin also increased their minimum wage in 2006.  Arizona, California, Colorado, Florida, Ohio, Oregon, and Albuquerque, New Mexico will all raise their minimum wage rate in 2007.  The federal legislation regarding the minimum wage rate currently is under discussion in both the U.S. House of Representatives and U.S. Senate which would also increase our labor costs.

While the wage rates are largely externally determined, labor utilization within our restaurants is more subject to our control and is closely monitored. We seek to staff each restaurant to provide a high level of service to our customers, without incurring more labor cost than is needed. We have included labor scheduling tools in each of our company-operated restaurants’ back office systems to assist our managers in improving labor utilization. We monitor labor hours actually incurred in relation to sales and customer count on a restaurant- by-restaurant basis throughout each week. We have been able to contain increases to our labor cost as a percentage of restaurant revenues, with those amounts increasing from 32.5% in fiscal 2002 to 33.4% in fiscal 2006 as a result of modifying our internal processes to provide our restaurant managers greater control over employee utilization and overtime.

In managing prime margin, we also focus on percentage food cost, which is food cost expressed as a percentage of total revenues. Our food cost is affected by several factors, including market prices for the food ingredients, our effectiveness at controlling waste and proper portioning, and shifts in our customers’ buying habits between low-food-cost and high-food-cost menu items. Our ReMACS food cost management system within each restaurant measures actual ingredient costs and actual customer product purchases against an “ideal” food cost standard. Ideal food cost is calculated within each restaurant based on the cost of ingredients used, assuming proper portion size, adherence to recipes, limited waste and similar factors. We track variances from ideal food cost within each restaurant and seek to address the causes of such variances; to the extent they are within our control, in order to improve our percentage food cost. In addition, our centralized purchasing department buys a majority of the products used in both Village Inn and Bakers Square (as well as our pie production operations), leveraging the purchasing volumes of our restaurants and our franchisees to obtain favorable prices. We attempt to stabilize potentially volatile prices for certain high-cost ingredients such as chicken, beef, coffee and dairy products for three to twelve month periods by entering into purchase contracts when we believe that this will improve our food cost. We also use “menu engineering” to promote menu items which have a lower percentage food cost. However, we are vulnerable to fluctuations in food costs. Given our customers’ sensitivity to price increases and since we only reprint our full menus every six months, our ability to adjust prices and featured menu items in response to rapidly changing commodity prices is limited.

As a result of our efforts, we lowered our consolidated food cost percentage at our restaurants to 25.6% of total restaurant revenues for fiscal 2006 from 26.8% of total restaurant revenues for fiscal 2002.  Controlling food costs presents ongoing challenges.

Other operating expenses principally include occupancy costs, depreciation, supplies, repairs and maintenance, utility costs, marketing expenses, insurance expenses and workers’ compensation costs. Historically, these costs have increased over time and many are not directly related to the level of sales in our restaurants. We have experienced increases in many of these items throughout the last three fiscal years, particularly utility costs. In order to maintain our operating performance levels, and to address expected cost increases, we will be required to increase efficiency in restaurant operations and increase sales, although there is no assurance that we will be able to offset future cost increases.

Our 2006 financial results included:

•                  Growth of revenues by 6.1% to $466.3 million from 2005 to 2006, reflecting the net addition of 38 company-operated restaurants over the past two years (including the net addition of 22 restaurants during 2006).  Same store sales decreased by 2.1% from 2005 to 2006.

•                  Operating profit decreased to $18.1 million in 2006 from $31.8 million in 2005.  Our 2006 results included increased occupancy, utility and labor charges.

•                  Net income decreased to a net loss of $7.9 million in 2006 from net income of $3.5 million in 2005 as a result of increased other restaurant operating costs and the decline in same store sales.

Factors affecting comparability

On May 14, 2001, Midway Investors Holdings Inc., a newly created holding company, purchased VICORP Restaurants, Inc., which was a publicly owned company prior to the acquisition. On June 14, 2003, VI Acquisition Corp., a newly created holding company, purchased Midway Investors Holdings Inc. Neither of these holding companies has had any independent operations, and consequently the consolidated statements of operations of Midway Investors Holdings Inc. and VI Acquisition Corp. are substantially equivalent. As a result of applying the required purchase accounting rules to these acquisitions, our financial statements for periods following the transactions were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities at the two respective acquisition dates, which resulted in different accounting bases being applied in different periods. In particular, occupancy expense increased as existing rent escalator accruals were eliminated as part of purchase accounting and the amount of future rent escalator accruals were recalculated based upon the lease escalator provisions applicable over the remaining life of the leases at each acquisition date. In addition, depreciation expense increased as a result of the increase in the valuation of our assets, which correspondingly increased our depreciable base.  Fiscal years 2004, 2005 and 2006 relate to VI Acquisition Corp.

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

On February 24, 2003, we purchased one of our franchisees which owned and operated eight Village Inn restaurants in the Albuquerque, New Mexico area for $4.6 million. After the acquisition, revenue associated with these restaurants was included in our restaurant revenues, and since the date of the acquisition we have not earned franchise revenues from those units. Please refer to the table above for information on unit openings during the relevant periods. Additionally, we completed a transaction in 2006 with a franchisee in Oklahoma in which we purchased five Village Inn restaurants for $650,000.

Our fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. Fiscal 2005 was comprised of 53 weeks, or 371 days and fiscal 2006 was comprised of 52 weeks, or 364 days.  Beginning January 22, 2004, we changed our fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased fiscal 2004 by an extra four days. This change was made to facilitate restaurant operations by moving the end of our fiscal periods and weekly reporting and payroll periods away from weekends when our restaurants are busier.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition, goodwill and other intangibles. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee.  The following is a summary of our critical accounting policies and estimates:

Goodwill and other intangibles

To assist in the process of determining goodwill and tradenames impairment for fiscal 2006, the Company engaged an outside firm to perform a valuation analysis. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions.  These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Change in accounting estimate

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during 2006 indicated that actual lives for our building assets were longer than the useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company revised the estimated useful lives of buildings from 30 years to 45 years. The Company reviewed its own restaurants, as well as using construction industry data and comparable restaurant company estimated lives of building assets. The change was made effective during the third quarter. The Company believes the change more appropriately reflects the remaining useful lives of the assets based upon the nature of the asset. This change has been accounted for prospectively in accordance with the provisions of Accounting Principle Board Opinion No. 20: Accounting Changes. The effect of this change was a reduction of approximately $0.5 million to depreciation during fiscal 2006.

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

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our historical real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

We review long-lived assets, including land, buildings and building improvements, for impairments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management evaluates individual restaurants, which are considered to be the lowest level for which there are identifiable cash flows for impairment. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the estimates provided by real estate professionals and/or our past experience in disposing of restaurant properties. Our estimates of undiscounted cash flows may differ from actual cash flows due to economic conditions or changes in operating performance.  During fiscal 2004, we concluded that a $1.1 million impairment charge was necessary.  No impairment was recorded in fiscal 2005.  During fiscal 2006, we concluded that a $1.4 million impairment charge was necessary.

During the third quarter of fiscal 2006, the Company changed the estimated useful lives of its buildings (Note 2). This change removed the Company’s ability to control the property through at least 90% of its economic life for 26 of our 126 restaurants accounted for using the financing method. As a result, the Company recognized the “sale” of these 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”. The leases were then tested under the provisions of SFAS No. 13 “Accounting for Leases” for treatment as capital or operating leases. All 26 leases qualified as operating and deferred rent was recorded in accordance with SFAS No. 98 and SFAS No.13. The effect of this change was a reduction in the Company’s financing obligation of $30.5 million, a reduction of financing assets of $29.3 million, an increase in deferred rent of $1.2 million, and a net loss on the transactions of $50,000. The net loss has been deferred and will be amortized to rent expense over the remaining reasonably assured lease term in accordance with SFAS No. 13.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  We implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006.  We capitalized $0.7 million and $0.2 million in 2005 and 2004, respectively.

Insurance reserves

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We had an insurance reserve liability of $8.9 million and $9.3 million recorded as of November 2, 2006 and November 3, 2005, respectively.  We have obtained stop-loss insurance policies to protect from individual losses over specified dollar values ($175,000 for employee health insurance claims, $250,000 workers’ compensation and $150,000 for general liability for fiscal 2005 and 2006). The full extent of certain claims, especially workers’ compensation and general liability claims may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside consultants. Although management believes that the amounts accrued for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.  Favorable workers compensation claims experience related to recent years has permitted a reduction in workers compensation expense accruals in fiscal 2005 and 2006.

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

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carry forwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed unrealizable.  As of November 2, 2006, we had gross deferred tax assets of $32.2 million, which included $16.1 million of FICA tip credit carry forwards, expiring at various dates through 2026.  Approximately $10.2 million of the FICA tip credit carry forwards were generated prior to our acquisition in June 2003 and are subject to an annual use limitation of $0.7 million.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, valuation allowances are established. The valuation allowance is based on the reversals of our existing deferred tax items and our estimates of future taxable income by each jurisdiction in which we operate as a result of available tax planning strategies.  In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position.  As of November 2, 2006, the Company recorded a valuation allowance of $2.5 million for FICA tip credits for which it is more likely than not that a tax benefit will not be realized due to the impending expiration of such credits.

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

Results of operations

(In thousands)	Fiscal year ended November 2, 2006	Fiscal year ended November 3, 2005	Fiscal year ended October 28, 2004

Revenues:
Restaurant operations	$425,185	$407,424	$394,667
Franchise operations	5,058	5,280	5,057
Manufacturing operations	36,065	26,641	31,796
	466,308	439,345	431,520
Costs and expenses:
Restaurant costs:
Food	108,774	105,575	103,604
Labor	141,876	132,000	127,251
Other operating expenses	126,415	112,204	105,043
Franchise operating expenses	2,148	2,181	2,311
Manufacturing operating expenses	35,350	24,809	32,322
General and administrative expenses	29,417	29,602	27,028
Litigation settlement expense	600	(408)	3,168
Employee severance	40	600	286
Transaction expenses	—	15	125
Management fees	850	850	1,159
Loss on disposition of assets	1,395	110	438
Asset impairments	1,381	—	1,101
	448,246	407,538	403,836
Operating profit	18,062	31,807	27,684
Interest expense	(29,976)	(28,951)	(26,787)
Debt extinguishment costs	—	—	(6,856)
Other income, net	586	745	522
Income (loss) before income taxes	(11,328)	3,601	(5,437)
Provision for income taxes (benefit)	(3,457)	138	(2,912)
Net income (loss)	(7,871)	3,463	(2,525)
Preferred stock dividends and accretion	(9,795)	(8,941)	(7,665)
Net loss attributable to common stockholders	$(17,666)	$(5,478)	$(10,190)

	Fiscal year ended November 2, 2006	Fiscal year ended November 3, 2005	Fiscal year ended October 28, 2004

Revenues:
Restaurant operations	91.2%	92.7%	91.4%
Manufacturing operations	1.1	1.2	1.2
Franchise operations	7.7	6.1	7.4
	100.0	100.0	100.0
Costs and expenses
Restaurant costs:
Food (1)	25.6	25.9	26.3
Labor (1)	33.4	32.4	32.2
Other operating expenses (1)	29.7	27.5	26.6
Franchise operating expenses (2)	42.5	41.3	45.7
Manufacturing operating expenses (3)	98.0	93.1	101.7
General and administrative expenses	6.3	6.7	6.3
Litigation settlement expense	0.1	(0.1)	0.7
Employee severance	—	0.1	0.1
Transaction expenses	—	—	—
Management fees	0.2	0.2	0.3
Loss on disposition of assets	0.3	—	0.1
Asset impairments	0.3	—	0.3
	96.1	92.8	93.6
Operating profit	3.9	7.2	6.4
Interest expense	(6.4)	(6.6)	(6.2)
Debt extinguishment costs	—	—	(1.6)
Other income, net	0.1	0.2	0.1
Income (loss) before income taxes	(2.4)	0.8	(1.3)
Provision for income taxes (benefit)	(0.7)	—	(0.7)
Net income (loss)	(1.7)	0.8	(0.6)
Preferred stock dividends and accretion	(2.1)	(2.0)	(1.8)
Net loss attributable to common stockholders	(3.8)%	(1.2)%	(2.4)%

(1)             Restaurant costs percentages are based on Restaurant operations revenues.

(2)             Franchise operating expense percentage is based on Franchise operations revenues.

(3)             Manufacturing operating expense percentage is based on Manufacturing operations revenues.

All other cost percentages are based on total revenues.

Fiscal 2006 compared to fiscal 2005

Total revenues increased by $27.0 million, or 6.1%, to $466.3 million in fiscal 2006, from $439.3 million for fiscal 2005.  The increase was largely due to operating 22 more locations in fiscal 2006 compared to fiscal 2005 offset by seven extra days in fiscal 2005 compared to fiscal 2006.  However, we experienced a 2.1% decrease in same unit sales for fiscal 2006 over fiscal 2005.  Village Inn same unit sales for fiscal 2006 decreased 1.9% over fiscal 2005, and Bakers Square same unit sales decreased 2.3% over the same period. Average guest spending decreased 2.7% at Village Inn and 4.3% at Bakers Square in fiscal 2006 compared to fiscal 2005. We believe that our decrease in comparable store is closely related to trends within the restaurant industry. The majority of our direct competitors have been experiencing similar declining sales and restaurant analysts believe this is a result of increasing utility and gas prices being absorbed by consumers. Third party pie sales increased $9.5 million, or 35.4%, to $36.1 million in fiscal 2006 due to the addition of a large customer at the end of the first quarter of 2006.

Food costs increased by $3.2 million, or 3.0%, to $108.8 million in fiscal 2006, from $105.6 million for fiscal 2005.  Food costs as a percentage of restaurant revenues decreased to 25.6% for fiscal 2006 from 25.9% in fiscal 2005.  The decrease was driven primarily by menu price increases exceeding commodity price increases.

Labor costs increased by $9.9 million, or 7.5%, to $141.9 million in fiscal 2006, from $132.0 million for fiscal 2005, while labor costs as a percentage of restaurant revenues increased slightly to 33.4% from 32.4% over these periods.  The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $14.2 million, or 12.7%, to $126.4 million in fiscal 2006 from $112.2 million for fiscal 2005. Other operating expenses as a percentage of restaurant revenues increased from 27.5% to 29.7% over these periods.  This increase was primarily due to higher occupancy costs ($8.4 million), increased utility costs ($2.1 million) and increased costs associated with new store growth.

Manufacturing operating expenses increased by $10.6 million, or 42.5%, to $35.4 million in fiscal 2006 from $24.8 million for fiscal 2005. This increase was primarily due to higher third party pie sales.  Manufacturing operating expenses as a percentage of manufacturing revenues increased from 93.1% to 98.0% over these periods.

General and administrative expenses decreased $0.2 million, or 0.6%, to $29.4 million for fiscal 2006 from $29.6 million for fiscal 2005.   As a percentage of total revenues, general and administrative expenses decreased to 6.3% in fiscal 2006 from 6.7% in fiscal 2005.

Employee severance in fiscal 2005 related to a severance charge due to the departure of one of our officers.

Litigation settlement expense for fiscal 2006 included a $0.6 charge related to the anticipated settlement of the class action suit brought in April 2006 as discussed in Item 3 Legal Proceedings.  Fiscal 2005 was a credit of $0.4 million due to the net effects of reversing $1.2 million in accrued litigation reserve as a result of the ultimate costs being finalized by the trustee for the prior class action lawsuits and the reversal of $0.8 million of the indemnification receivable from our former shareholders.  The original charge was previously recorded in fiscal 2004 at $3.2 million.

Loss on disposition of assets increased $1.3 million to $1.4 million for fiscal 2006 from $0.1 million for fiscal 2005.   The increase resulted primarily from services related to site investigation, architectural and environmental research associated with properties that we have decided not to develop.

Impairment expense of $1.4 million was incurred in fiscal 2006 related to 12 restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and for which the fair market value of the assets was less than the carrying value.

Operating profit decreased by $13.7 million, or 43.1%, to $18.1 million in fiscal 2006, from $31.8 million for fiscal 2005. Operating profit as a percentage of total revenues for fiscal 2006 decreased from 7.2% to 3.9% for fiscal 2006.  The decrease was due largely to the decline in our same unit sales, its effect on labor, as well as increases in other operating expenses.

Interest expense increased by $1.0 million, or 3.5%, to $30.0 million in fiscal 2006, from $29.0 million for fiscal 2005.  This increase was due primarily to the higher average debt balances and interest rates during fiscal 2006.

Provision for income taxes (benefit) for fiscal 2006 was a benefit of $3.5 million, compared to a provision of $0.1 million for fiscal 2005. The provisions differ from our statutory rate of approximately 40.0% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights. During fiscal 2006 the Company recorded a valuation allowance of $2.5 million for FICA tip credits for which it is more likely than not that a tax benefit will not be realized due to the impending expiration of such credits.

Valuation

Net income (loss) decreased by $11.4 million to a loss of $7.9 million in fiscal 2006, from income of $3.5 million for fiscal 2005.  Net income (loss) as a percentage of total revenues decreased from 0.8% to (1.7)% over these periods.

Preferred stock dividends and accretion increased by $0.9 million to $9.8 million in fiscal 2006 from $8.9 million for fiscal 2005 as a result of the compounding effect of unpaid preferred stock dividends and issuance of additional shares.  Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared. Covenants contained in our senior secured credit agreement and the indenture governing our 10½% notes restrict our ability to declare dividends on our preferred stock.

Fiscal 2005 compared to fiscal 2004

Total revenues increased by $7.8 million, or 1.8%, to $439.3 million in fiscal 2005, from $431.5 million for fiscal 2004.  The increase was largely due to operating 7.3 more locations on average in fiscal 2005 compared to fiscal 2004 and three extra days in fiscal 2005 compared to fiscal 2004.  However, we experienced a 1.3% decrease in same unit sales for fiscal 2005 over fiscal 2004.  Village Inn same unit sales for fiscal 2005 increased 0.9% over fiscal 2004, and Bakers Square same unit sales decreased 3.1% over the same period. Average guest spending increased 3.0% at Village Inn and 3.3% at Bakers Square in fiscal 2005 compared to fiscal 2004.  Third party pie sales decreased $5.2 million, or 16.4%, to $26.6 million in fiscal 2005.

Food costs increased by $2.0 million, or 1.9%, to $105.6 million in fiscal 2005, from $103.6 million for fiscal 2004.  Food costs as a percentage of restaurant revenues decreased slightly from 26.3% in fiscal 2004 to 25.9% in 2005.  Food commodity costs were very volatile in fiscal 2004 and were moderate in fiscal 2005.  Menu engineering and menu price increases generally offset unfavorable commodity cost increases experienced in fiscal 2004.

Labor costs increased by $4.7 million, or 3.7%, to $132.0 million in fiscal 2005, from $127.3 million for fiscal 2004, but labor costs as a percentage of restaurant revenues increased to 32.4% from 32.2% over these periods.  A factor in the labor increase is the fact that we continue to be impacted by the increases in minimum wage in the states in which we operate.

Other operating expenses increased by $7.2 million, or 6.8%, to $112.2 million in fiscal 2005 from $105.0 million for fiscal 2004. Other operating expenses as a percentage of restaurant revenues increased from 26.6% to 27.5% over these periods.  The increase in other operating expenses is primarily due to higher credit card fees, preopening expenses related to new store openings, and higher utility and occupancy costs which were partially offset by favorable claim expenses in our insurance programs.

Manufacturing operating expenses decreased by $7.5 million, or 23.2%, to $24.8 million in fiscal 2005 from $32.3 million for fiscal 2004. This decrease was primarily due to lower third party sales in fiscal 2005.  Manufacturing operating expenses as a percentage of manufacturing revenues decreased from 101.7% to 93.1% over these periods.

General and administrative expenses increased $2.6 million, or 9.6%, to $29.6 million for fiscal 2005 from $27.0 million for fiscal 2004. This increase resulted from increased support expenses related to new store openings, increased audit fees due to the previously reported restatement of our financing obligations and increased legal fees related to our employment litigation.

Employee severance in fiscal 2005 related to a severance charge due to the departure of one of our officers and in fiscal 2004 to the departure of two of our officers.

Litigation settlement expense was a credit of $0.4 million in fiscal 2005 due to the net effects of the $1.2 million reduction in the accrued litigation reserve as a result of the ultimate costs being finalized by the trustee for the class action lawsuits and the corresponding $0.8 million reduction in our indemnification receivable from former shareholders.  The original charge was previously recorded in fiscal 2004 at $3.2 million.

Impairment expense of $1.1 million was incurred in fiscal 2004.  The impairment in fiscal 2004 related to 10 restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and for which the fair market value of the assets was less than the carrying value.

Operating profit increased by $4.1 million, or 14.8%, to $31.8 million in fiscal 2005, from $27.7 million for fiscal 2004. Operating profit as a percentage of total revenues for fiscal 2005 increased from 6.4% to 7.2% over fiscal 2004. This increase in profit margin was primarily due to the $3.2 million of litigation settlement costs in fiscal 2004.

Interest expense increased by $2.2 million, or 8.1%, to $29.0 million in fiscal 2005, from $26.8 million for fiscal 2004.  This increase was due primarily to the higher average debt balances and interest rates resulting from our debt refinancing in April 2004.

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

Provision for income taxes (benefit) for fiscal 2005 was $0.1 million.  For fiscal 2004, an income tax benefit of $2.9 million was recorded. The provisions differ from our statutory rate of approximately 40.0% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.

Net income (loss) increased by $6.0 million to $3.5 million in fiscal 2005, from a $2.5 million loss for fiscal 2004.  Net income (loss) as a percentage of total revenues improved to 0.8% from (0.6%) over these periods.

Preferred stock dividends and accretion increased by $1.2 million to $8.9 million in fiscal 2005 from $7.7 million for fiscal 2004 as a result of the compounding effect of unpaid preferred stock dividends and issuance of additional shares.  Dividends on VI Acquisition Corp.’s preferred stock accumulate and compound but are not payable until dividends are declared. Covenants contained in our senior secured credit agreement and the indenture governing our 10½% notes restrict our ability to declare dividends on our preferred stock.

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

During fiscal 2007, we anticipate capital expenditures before build-to-suit construction (as discussed below) of approximately $16 million.  Of this amount, $4 million is expected to be spent on new store construction, $5 million for remodels and the remainder on capital maintenance and other support related projects.  We currently expect to open an estimated 9 new stores in fiscal 2007.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant, and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On November 2, 2006, we had outstanding receivables of $3.8 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of November 2, 2006, we had issued letters of credit aggregating $7.4 million and had $12.6 million of borrowings outstanding under the senior secured revolving credit facility.  As of November 2, 2006, the senior secured revolving credit facility permitted borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of November 2, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $10.0 million.  Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. The guarantees are also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature in April 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness, as defined in the agreements, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  As of November 2, 2006, we were in compliance with these requirements.

We are subject to capital lease obligations related to two of our leased properties. The principal component of our capital lease obligations was $0.2 million as of November 2, 2006. These capital leases have expiration dates of October 2008 and November 2011. We are also the prime lessee under various operating leases or agreements under deemed landlord financing transactions for land, building and equipment for company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated third parties. These leases and agreements have initial terms ranging from 15 to 20 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases and agreements expire at various dates through June 2028.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $2.0 million as of November 2, 2006.

On November 2, 2006, our contractual obligations with respect to the above were as follows:

	Payments due by period
(In millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$27.6	$—	$27.6	$—	$—
10½% senior unsecured notes	126.5	—	—	126.5	—
Total long-term debt	154.1	—	27.6	126.5	—
Capital lease obligations(1) (2)	0.2	0.1	0.1	—	—
Operating lease obligations (2)	189.6	24.9	45.6	38.7	80.4
Deemed landlord financing liability (1) (2)	261.9	11.5	23.3	24.3	202.8
Other debt (3)	0.8	0.8	—	—	—
Letters of credit (4)	7.4	7.4	—	—	—
Purchase commitments (5)	5.1	5.1	—	—	—
Total	$619.1	$49.8	$96.6	$189.5	$283.2

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

(3)             Property insurance financing for one year.

(4)             We have letters of credit outstanding primarily to guarantee performance under insurance contracts.  The letters of credit are irrevocable and have one-year renewable terms.

(5)             We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at November 2, 2006 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

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

Sources and uses of cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated:

(In millions)	Fiscal year November 2, 2006	Fiscal year November 3, 2005	Fiscal year October 28, 2004
Net cash provided by operating activities	$17.9	$24.5	$25.1
Net cash used for investing activities	(36.4)	(38.9)	(23.8)
Net cash provided by (used for) financing activities	18.3	15.2	(5.3)
Net increase (decrease) in cash and cash equivalents	(0.2)	0.8	(4.0)

Operating activities

Operating cash flows for fiscal 2006 decreased $6.6 million due to the increase in labor costs, utilities, and occupancy costs experienced during the year combined with increased purchases of inventory items necessary to meet the increased production related to manufacturing operations in fiscal 2006.

For fiscal 2005, cash flows from operating activities decreased $0.6 million compared to fiscal 2004 which resulted primarily from the payment of the settlement amounts related to the class action lawsuits, offset by a favorable change in the funding of the unpresented checks which relate to outstanding checks issued by us.

Investing activities

Our capital expenditures, excluding amounts related to build-to-suits, for the last three fiscal years were comprised of the following:

(In millions)	Fiscal 2006	Fiscal 2005	Fiscal 2004
New store construction	$10.3	$7.9	$3.6
Existing store remodel and refurbishment	6.3	5.8	5.8
Store capital maintenance	5.3	4.8	4.3
Pie production facility capital maintenance	1.9	2.0	1.4
Corporate related	0.9	0.6	0.9
Purchase of property and equipment	$24.7	$21.1	$16.0

In addition to the capital expenditures noted above, we spent $7.5 million, $18.0 million and $8.4 million for the purchase of assets under deemed landlord financing liability in fiscal 2006, 2005 and 2004, respectively, and net spending on build-to-suit construction of $3.8 million associated with our new unit growth during fiscal 2006.  We opened 22 new restaurants in fiscal 2006 and acquired 5 restaurants from a franchisee for $0.7 million. Also, we had an additional 11 locations under construction at the end of fiscal 2006.

Financing activities

During fiscal 2006, we generated cash from financing activities of $18.3 million, consisting principally of the net proceeds from deemed landlord financing transactions associated with our new unit growth during the year of $12.5 million and additional borrowings under our credit facility of $5.9 million.

Our financing activities provided cash of $15.2 million during fiscal 2005, consisting principally of $9.9 million of proceeds from deemed landlord financing transactions associated with our new restaurant construction, and an increase in borrowings under our credit facility of $5.3 million.

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company implemented SFAS No. 151 effective November 4, 2005 and because we did not have abnormal costs, the implementation did not have a material impact on our financial position, results of operations or cash flows during the year ended November 2, 2006.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.7 million and $0.2 million in fiscal 2005 and 2004, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not believe such adoption will have a material impact on our consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the roll over method.  The guidance in this bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006, therefore the Company will adopt in fiscal 2007.  The Company is currently assessing the financial impact upon adoption.

Item 7A.                                                  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk primarily from changes in interest rates and changes in food commodity prices.

We are subject to changes in interest rates on borrowings under our senior secured credit facility that bear interest at floating rates.  As of November 2, 2006, $27.6 million, or 17.9% of our total debt and capitalized lease obligations of $154.2 million, bears interest at a floating rate.  A hypothetical one hundred basis increase in interest rates for our variable rate borrowings, as of November 2, 2006, would increase our future interest expense by approximately $0.3 million per year.  This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.

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

The information required under this Item 8 is set forth on pages F-1 through F-27 of this Report.

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

Item 9B.                                                  Other Information.

Not applicable.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our Board of Directors and executive officers as of November 2, 2006.

Name	Age	Position
Walter Van Benthuysen	67	Chairman of the Board and Director
Robert Cummings	59	Director
Wayne Kocourek	69	Director
Michael Solot	42	Director
Kenneth Keymer	58	Director
Debra Koenig	54	Chief Executive Officer and Director
Anthony Carroll	55	Chief Financial Officer and Chief Administrative Officer
Jeffry Guido	47	President, Village Inn
Timothy Casey	46	President, Bakers Square

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

Jeffry Guido has been our President for Village Inn since November 2005.  Mr. Guido has been with Village Inn for nearly 30 years.  During this time, he has worked in a variety of capacities, including Associate Manager, General Manager, Franchise Field Consultant and Corporate Area Manager.  For the past 10 years, Mr. Guido has been the Regional Vice President for the Village Inn West division.

Timothy Casey has been our President for Bakers Square since April 2006.  Mr. Casey is a former Starbucks Executive.  He spent 15 years with Southland Corporation, eventually leading a multi-million dollar business comprised of over 100 units  in the Orlando area.  He joined Circle K Corporation and successfully led the organization in a two year turnaround.  In 1996, Mr. Casey joined Starbucks and over the next 8 years participated in the growth of the business from 20 to 725 stores.  Most recently, Mr. Casey partnered with the founders of Cereality to develop a comprehensive strategy to grow this emerging brand.

Walter Van Benthuysen has been one of our directors and Chairman of the Board since June 2003. Mr. Van Benthuysen served as a member of the Board of Directors of Value Added Bakery Holding Company and as its Chairman of the Board from December 1998 until December 2003. He also served as Chairman of the Board of Hazelwood Farms, a subsidiary of Supervalu, Inc., from September 1995 to December 1998. Previously, Mr. Van Benthuysen was the Executive Vice President of Quaker Oats Company until he retired in October 1995.  Mr. Van Benthuysen is also a director of Nonni’s Food Company, Inc.

Robert Cummings has been one of our directors since June 2003. Mr. Cummings has been a Managing Director of Wind Point Advisors LLC, a private equity investment firm, since 1987. Investment funds affiliated with Wind Point Advisors LLC control our company. He is also a director of Procyon Technologies, Inc., Nonni’s Food Company, Inc., Knape and Vogt, Summit Business Media, York Label and United Subcontractors, Inc.

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

Summary compensation table

				Long-term Compensation
				Awards		Payouts
Name and	Annual compensation			Restricted stock	Securities underlying	LTIP	All other
principal position	Year	Salary	Bonus(16)	awards(1)	options	Payouts	compensation
Debra Koenig(2)	2006	$412,000	$—	—		—	$4,464	(3)
Chief Executive Officer	2005	417,800	113,319	—		—	4,552	(4)
	2004	420,757	90,000	—		—	64,866	(5)

Anthony Carroll(6)	2006	$236,753	$—	—		—	$4,263	(7)
Chief Financial Officer and	2005	234,311	50,810	—		—	17,136	(8)
Chief Administrative Officer	2004	165,796	23,381	—		—	70,940	(9)

Jeffry Guido(10)	2006	$214,000	$—	—		—	$10,552	(11)
President, Village Inn	2005	162,943	112,553	—		—	12,997	(12)
	2004	156,794	75,030	—		—	4,233	(13)

Timothy Casey(14)	2006	$130,769	$—	—		—	$59,298	(15)
President, Bakers Square	2005	—	—	—		—	—
	2004	—	—	—		—	—

(1)                                  The shares represented by the restricted stock awards were purchased by the executives at a price equal to $1.00 per share, the fair market value on the date of each purchase, and are subject to certain repurchase rights upon termination of employment.   The number of restricted shares held by Ms. Koenig at the end of 2004, 2005 and 2006 was 89,825 with an aggregate fair value on the grant date of $89,825 which equaled the amount paid for the restricted shares by Ms. Koenig.  The value of Ms. Koenig’s restricted shares based on the last stock purchase made in 2006 is $406,907 (89,825 x $4.53).  The number of restricted shares held by Mr. Carroll at the end of 2004, 2005 and 2006 was 14,295, 20,097 and 24,340, respectively, which carried an aggregate fair value on the grant date of $14,295, $20,097 and $24,340, respectively, which equaled the total amount paid for the shares by Mr. Carroll. Based on the last stock purchase in 2006 the value of Mr. Carroll’s shares is $110,260 (24,340 x $4.53).  Dividends are paid on shares represented by the restricted stock awards.  All of these shares vest over a five year period at the rate of 20% per year, beginning on the respective date of purchase, and will become fully vested upon a change in control.

(2)                                  Ms. Koenig was named our Chief Executive Officer on June 13, 2003.

(3)                                  Consists in 2006 of our payment of $464 in term life insurance premiums on Ms. Koenig’s behalf and our contribution of $4,000 to Ms. Koenig’s 401(k) plan maintained by us.

(4)                                  Consists in 2005 of our payment of $552 in term life insurance premiums on Ms. Koenig’s behalf and our contribution of $4,000 to Ms. Koenig’s 401(k) plan maintained by us.

(5)                                  Consists in 2004 of payments to Ms. Koenig totaling $60,407 for relocation expenses, our payment of $975 in term life insurance premiums on Ms. Koenig’s behalf and our contribution of $3,484 to Ms. Koenig’s 401(k) plan maintained by us.

(6)                                  Mr. Carroll was named our Chief Financial Officer on February 12, 2004, and our Chief Administrative Officer on December 1, 2005.

(7)                                  Consists in 2006 of our payment of $263 in term life insurance premiums on Mr. Carroll’s behalf and our contribution of $4,000 to Mr. Carroll’s 401(k) plan maintained by us.

(8)                                  Consists in 2005 of payments to Mr. Carroll totaling $16,000 for relocation expenses, our payment of $320 in term life insurance premiums on Mr. Carroll’s behalf and our contribution of $816 to Mr. Carroll’s 401(k) plan maintained by us.

(9)                                  Consists in 2004 of payments to Mr. Carroll totaling $70,582 for relocation expenses and our contribution of $358 in term life insurance premiums on Mr. Carroll’s behalf.

(10)                            Mr. Guido was named our President for Village Inn on November 4, 2005.

(11)                            Consists in 2006 of our payment of $6,316 in tuition reimbursement to Mr. Guido, our payment of $236 in term life insurance premiums on Mr. Guido’s behalf and our contribution of $4,000 to Mr. Guido’s 401(k) plan maintained by us.

(12)                            Consists in 2005 of our payment of $9,289 in tuition reimbursement to Mr. Guido, our payment of $236 in term life insurance premiums on Mr. Guido’s behalf and our contribution of $3,472 to Mr. Guido’s 401(k) plan maintained by us.

(13)                            Consists in 2004 of our payment of $233 in term life insurance premiums on Mr. Guido’s behalf and our contribution of $4,000 to Mr. Guido’s 401(k) plan maintained by us.

(14)                            Mr. Casey was named our president for Bakers Square on April 27, 2006.

(15)                            Consists in 2006 of payments to Mr. Casey totaling $59,091 for relocation expenses and our payment of $207 in term life insurance premiums on Mr. Casey’s behalf.

(16)                            Consists of actual bonuses paid for fiscal 2005 and 2006.

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

Employment and severance agreements

Employment contracts

We have entered into employment agreements with Ms. Koenig, Mr. Carroll, Mr. Guido and Mr. Casey.

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

Under Mr. Guido’s employment agreement he is entitled to receive a minimum annual base salary of $214,000, less applicable tax withholding, and his annual performance bonus is targeted at 40% of base salary.  In addition, if Mr. Guido’s employment is terminated by us without “cause” (or by him for “good reason”), he is entitled to receive as severance the continuation of his base salary then in effect for a period of twelve months payable in accordance with our payroll policy.

Under Mr. Casey’s employment agreement he is entitled to receive a minimum annual base salary of $250,000, less applicable tax withholding, and his annual performance bonus is targeted at 40% of base salary.  Mr. Casey is also entitled to a $50,000 supplemental bonus covering the period through the end of fiscal 2007.  In addition, if Mr. Casey’s employment is terminated by us without “cause” (or by him for “good reason”), he is entitled to receive as severance the continuation of his base salary then in effect for a period of twelve months payable in accordance with our payroll policy.

Management agreements

Ms. Koenig and Mr. Carroll have entered into certain Management Agreements with us pursuant to which they purchased restricted shares of our common stock at a price equal to $1.00 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).  In addition, pursuant to the Management Agreements, following the termination of employment, we may elect, or, in the event of their deaths, their respective estates may compel us, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig and Mr. Carroll.  The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig’s and Mr. Carroll’s put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

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

Messrs. Guido and Casey have entered into a Management Agreements with us to commit to purchase restricted shares of our common stock at a price equal to $4.53 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).   As of November 2, 2006, Mr. Guido had purchased the restricted shares.

Severance agreements

We entered into a severance agreement with Mr. Robert Kaltenbach, our former Chief Operating Officer.  Mr. Kaltenbach’s employment terminated on December 3, 2005. Pursuant to the terms of his agreement, we paid Mr. Kaltenbach $500,000 and a portion of the cost of Mr. Kaltenbach’s health care continuation coverage under COBRA on our scheduled salary payment dates until December 3, 2006.  In exchange for these severance payments, Mr. Kaltenbach executed a release of all claims against us.  Mr. Kaltenbach also is subject to an agreement that prohibits him from competing against us for a period of 12 months following the termination of his employment.  In January 2006, we repurchased certain shares of our common stock and preferred stock that had been previously acquired by Mr. Kaltenbach.  The aggregate purchase price paid to Mr. Kaltenbach in connection with such repurchase was approximately $723,000.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding capital stock of VICORP Restaurants, Inc. is held by VI Acquisition Corp. The following table sets forth information with respect to the beneficial ownership of all of the common stock of VI Acquisition Corp. as of November 2, 2006 by:

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

Name and address(1)	Amount and nature of beneficial ownership	Percentage of outstanding voting securities (2)
Wind Point Partners V, L.P.(3)	686,503	49.4%
Wind Point Partners IV, L.P.(4)	258,289	18.6%
Mid Oaks Investments LLC(5)	171,939	12.4%
Debra Koenig	108,905	7.8%
Anthony Carroll	24,340	1.8%
Walter Van Benthuysen	29,695	2.1%
Robert Cummings(3)(4)(6)	947,690	68.2%
Wayne Kocourek(7)	171,939	12.4%
Michael Solot	—	—
Jeffry Guido	15,448	1.1%
Kenneth Keymer	2,901	0.2%
All executive officers and directors as a group (seven persons)(6)(7)	1,300,918	93.6%

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

(2)             As of November 2, 2006, VI Acquisition Corp. had 1,361,753 issued and outstanding shares of common stock.

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

Total management fees paid to Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. totaled $850,000, $1,063,000, and $1,088,000 for the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.  Total management fee expense for the fiscal years ended November 2, 2006, November 3, 2005, and October 28, 2004 was $850,000, $850,000, and $1,159,000, respectively. As of November 2, 2006 and November 3, 2005, $63,000 and $63,000 of such management fees were accrued but unpaid.

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

In September 2005, Kenneth Keymer purchased 2,901 shares of common stock for $13,142.

In June 2006, Anthony Carroll purchased 4,243 shares of common stock for $19,200, Jeffry Guido purchased 10,948 shares of common stock for $49,594 and another member of management purchased 3,399 shares of common stock for $15,397.

Transaction fees in connection with the June 2003 acquisition

In June 2003, VI Acquisition Corp. entered into a stock purchase agreement with Wind Point Partners IV, L.P., Wind Point Partners V, L.P., Wind Point IV Executive Advisor Partners, L.P., Wind Point Associates IV, LLC and certain other parties, including our former Chief Operating Officer, Robert Kaltenbach, pursuant to which VI Acquisition Corp. issued common stock and series A preferred stock. In exchange for certain services in connection with the capitalization of VI Acquisition Corp. and VI Acquisition Corp.’s purchase of all of the capital stock of Midway Investors Holdings Inc., VI Acquisition Corp. paid Wind Point Partners IV, L.P. and Wind Point Partners V, L.P. a transaction fee of $749,994 and fees and expense reimbursement in the amount of $60,000. Mid Oaks Investments LLC also received reimbursement of $120,000 of its fees and expenses associated with the June 2003 transaction. Wayne Kocourek, one of our directors, is the Chairman and Chief Executive Officer of Mid Oaks Investments LLC.

Item 14.                                                    Principal Accounting Fees and Services.

The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP (“E&Y”) and Grant Thornton LLP (“GT”), for the fiscal years ended November 2, 2006 and November 3, 2005:

	Fiscal 2006		Fiscal 2005
	GT		GT		E&Y
Audit fees	$287,500	(1)	$171,813	(1)	$245,734	(3)
Audit-related fees	41,470	(4)	—		—
Tax fees	1,395	(2)	7,250	(2)	—
Total	$330,365		$179,063		$245,734

(1)             For fiscal 2005 and 2006, fees for GT audit services pertained to professional services rendered for the audit of our consolidated financial statements and the review of our quarterly Form 10-Q and 10-K.

(2)             For fiscal 2005, fees for GT tax services pertained to tax compliance.  For fiscal 2006 fees included tax services provided by GT.

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

(4)             For fiscal 2006, fees for GT lease accounting review.

Audit Committee pre-approval of fees.

Our Audit Committee meets with the independent auditors prior to the audit to discuss the planning and staffing of the audit and to approve the proposed fee for the audit and any required special services.  The Audit Committee is notified in advance of any proposed engagement of the independent auditor to provide non-audit services to the Company.  The Audit Committee adopted a pre-approval policy for services by its independent accountant to comply with Securities and Exchange Commission Release No. 33-8183 pursuant to which all services provided by the principal accountant are pre-approved by the Audit Committee.  The Audit Committee pre-approved all services performed by the principal accountants for fiscal years 2006 and 2005 in accordance with the pre-approval policy.

PART IV

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

10.25                           Letter Agreement, dated as of September 6, 2005, by and among VI Acquisition Corp. and Kenneth Keymer (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended November 2, 2005)+

10.26                           Management Agreement, dated as of September 1, 2005, by and among VI Acquisition Corp. and Kenneth Keymer (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended November 2, 2005)+

10.27                           Joinder Agreement, dated as of September 6, 2005, by and among VI Acquisition Corp. and Kenneth Keymer (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended November 2, 2005)+

10.28                           Management Agreement, dated as of April 26, 2006, by and among VI Acquisition Corp. and Timothy Casey

10.29                           Employment Agreement, dated as of April 26, 2006, by and among VI Acquisition Corp. and Timothy Casey

10.30                           Joinder Agreement, dated as of April 26, 2006, by and among VI Acquisition Corp. and Timothy Casey

10.31                           Management Agreement, dated as of June 26, 2006, by and among VI Acquisition Corp. and Jeffry Guido

10.32                           Employment Agreement, dated as of June 26, 2006, by and among VI Acquisition Corp. and Jeffry Guido

10.33                           Joinder Agreement, dated as of June 26, 2006, by and among VI Acquisition Corp. and Jeffry Guido

12.1                                 Statement Regarding Computation of Ratios of Earnings and Fixed Charges

14.1                                 Business Conduct Policy (Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on
Form 10-K for the year ended November 2, 2005)

21.1                                 Subsidiaries of the Company

31.1                                 Certification by our Chief Executive Officer with respect to our Form 10-K for the year ended November 2, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                 Certification by our Chief Financial Officer with respect to our Form 10-K for the year ended November 2, 2006, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-K for the year ended November 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*               Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the SEC on July 9, 2004 (Registration No. 333-117263).

+               Identifies each management contract or compensatory plan or arrangement.

(b)                                  Reports on Form 8-K

During the fourth quarter of fiscal 2006 ended November 2, 2006, we filed the following reports on Form 8-K:

Current report on Form 8-K on August 23, 2006, announcing financial results for our third quarter ended July 13, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICORP RESTAURANTS, INC.
(Registrant)

By:	/s/ Debra Koenig	Date: January 30, 2007
Debra Koenig
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Carroll	Date: January 30, 2007
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature/Title

/s/ Walter Van Benthuysen	Date: January 30, 2007
Walter Van Benthuysen, Director and Chairman of the Board

/s/ Robert Cummings	Date: January 30, 2007
Robert Cummings, Director

/s/ Kenneth Keymer	Date: January 30, 2007
Kenneth Keymer, Director

/s/ Wayne Kocourek	Date: January 30, 2007
Wayne Kocourek, Director

/s/ Michael Solot	Date: January 30, 2007
Michael Solot, Director

VI ACQUISITION CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Balance Sheets — As of November 2, 2006 and November 3, 2005	F-4

Consolidated Statements of Operations — Fiscal year ended November 2, 2006, fiscal year ended November 3, 2005, and fiscal year ended October 28, 2004	F-5

Consolidated Statements of Cash Flows — Fiscal year ended November 2, 2006, fiscal year ended November 3, 2005, and fiscal year ended October 28, 2004	F-6

Consolidated Statements of Stockholders’ Equity — Fiscal year ended November 2, 2006, fiscal year ended November 3, 2005, and fiscal year ended October 28, 2004	F-7

Notes to Consolidated Financial Statements	F-8

Report of Grant Thornton LLP,
Independent Registered Public Accounting Firm

Board of Directors
VI Acquisition Corp.

We have audited the accompanying consolidated balance sheets of VI Acquisition Corp. as of November 2, 2006 and November 3, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VI Acquisition Corp. as of November 2, 2006 and November 3, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
January 17, 2007

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Board of Directors
VI Acquisition Corp.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of VI Acquisition Corp. for the year ended October 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of VI Acquisition Corp. for the year ended October 28, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
December 10, 2004

VI Acquisition Corp.
Consolidated Balance Sheets

(In thousands, except share data)	November 2, 2006	November 3, 2005

Assets
Current assets:
Cash and cash equivalents	$1,938	$2,099
Receivables, net	12,497	15,756
Inventories	16,459	12,425
Deferred income taxes, short-term	2,387	1,431
Prepaid expenses and other current assets	4,476	3,175
Prepaid rent	2,459	2,172
Income tax receivable	1,180	733
Total current assets	41,396	37,791
Property and equipment, net	94,234	86,459
Assets under deemed landlord financing liability, net	99,884	126,146
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net of accumulated amortization of $2,128 and $1,434	10,071	10,765
Deferred income taxes	2,623	3,010
Other assets, net	12,553	13,613
Total assets	$395,242	$412,265
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$847	$63
Unpresented checks	7,363	6,341
Accounts payable	15,931	13,291
Accrued compensation	8,170	8,066
Accrued taxes	7,049	7,746
Build-to-suit liability	2,549	—
Other accrued expenses	12,175	12,992
Total current liabilities	54,084	48,499
Long-term debt	153,181	147,013
Capitalized lease obligations	140	185
Deemed landlord financing liability	108,033	132,038
Other non-current liabilities	15,402	11,596
Total liabilities	330,840	339,331

Commitments and contingencies (Note 17)

Stock subject to repurchase	1,055	1,063

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,943 shares issued and outstanding at November 2, 2006 and 68,944 shares issued and outstanding at November 3, 2005 (aggregate liquidation preference of $97,971 and $88,178, respectively)	98,501	89,287
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,361,753 shares issued and outstanding at November 2, 2006 and 1,395,255 shares issued and outstanding at November 3, 2005	—	—
Paid-in capital	2,446	2,465
Treasury stock, at cost, 1,371.87 shares of preferred stock and 140,490 shares of common stock at November 2, 2006 and 923.87 shares of preferred stock and 80,603 shares of common stock at November 3, 2005	(1,057)	(1,004)
Accumulated deficit	(36,543)	(18,877)
Total stockholders’ equity	63,347	71,871
Total liabilities and stockholders’ equity	$395,242	$412,265

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Operations

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005	Year ended October 28, 2004

Revenues:
Restaurant operations	$425,185	$407,424	$394,667
Franchise operations	5,058	5,280	5,057
Manufacturing operations	36,065	26,641	31,796
	466,308	439,345	431,520
Cost and expenses:
Restaurant costs:
Food	108,774	105,575	103,604
Labor	141,876	132,000	127,251
Other operating expenses	126,415	112,204	105,043
Franchise operating expenses	2,148	2,181	2,311
Manufacturing operating expenses	35,350	24,809	32,322
General and administrative expenses	29,417	29,602	27,028
Litigation settlement expenses	600	(408)	3,168
Employee severance	40	600	286
Transaction expenses	—	15	125
Management fees	850	850	1,159
Loss on disposition of assets	1,395	110	438
Asset impairments	1,381	—	1,101
	448,246	407,538	403,836
Operating profit	18,062	31,807	27,684
Interest expense	(29,976)	(28,951)	(26,787)
Debt extinguishment costs	—	—	(6,856)
Other income, net	586	745	522
Income (loss) before income taxes	(11,328)	3,601	(5,437)
Provision for income taxes (benefit)	(3,457)	138	(2,912)
Net income (loss)	(7,871)	3,463	(2,525)
Preferred stock dividends	(9,795)	(8,941)	(7,665)
Net income (loss) attributable to common stockholders	$(17,666)	$(5,478)	$(10,190)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005	Year ended October 28, 2004

Cash flows from operating activities:
Net income (loss)	$(7,871)	$3,463	$(2,525)
Reconciliation to cash provided by operations:
Depreciation and amortization	22,184	20,482	18,962
Asset impairments	1,381	—	1,101
Amortization of financing costs and original issue discounts	1,250	1,255	1,085
Amortization of deferred gain/loss	(7)	—	—
Loss on disposition of assets	1,395	110	438
Deferred finance charge write-off	—	—	4,344
Deferred income tax benefit	(569)	(1,128)	(5,159)
Interest on warrants	—	—	88
Accretion of interest on deemed landlord financing obligations	508	554	632
Changes in assets and liabilities:
Receivables, net	(291)	171	(2,479)
Inventories	(4,034)	(180)	(478)
Unpresented checks	1,022	3,151	(1,676)
Accounts payable, trade	2,640	117	469
Accrued compensation	104	928	(108)
Other current assets and liabilities	(3,092)	(7,939)	6,080
Other non-current assets and liabilities	3,270	3,506	4,347
Cash provided by operations	17,890	24,490	25,121
Cash flows from investing activities:
Acquisitions of franchisee locations	(650)	—	(8)
Purchase of property and equipment	(24,699)	(21,081)	(16,006)
Purchase of assets under deemed landlord financing liability	(7,452)	(17,986)	(8,409)
Purchase of build-to-suit assets	(6,553)	—	—
Proceeds from disposition of property	232	—	627
Proceeds from build-to-suit reimbursement	2,747	—	—
Collection of notes receivable	—	196	30
Cash used in investing activities	(36,375)	(38,871)	(23,766)
Cash flows from financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(89,229)	(9,333)	(165,020)
Proceeds from issuance of debt	95,720	14,275	163,651
Proceeds from deemed landlord financing	12,494	9,855	1,820
Net proceeds from issuance of preferred and common stock	84	363	298
Debt issuance costs	—	(12)	(6,094)
Repurchase of shares	(745)	—	(4)
Cash provided by (used in) financing activities	18,324	15,148	(5,349)

Increase (decrease) in cash and cash equivalents	(161)	767	(3,994)
Cash and cash equivalents at beginning of period	2,099	1,332	5,326
Cash and cash equivalents at end of period	$1,938	$2,099	$1,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$29,190	$27,441	$25,700
Income taxes	876	2,728	1,867

Supplemental disclosures of non-cash investing and financing activities:
Build-to-suit reimbursements not yet received	$3,797	$7,030	$2,359
Deemed landlord financing — Third party direct pays	7,636	2,470	—

Dividends	9,795	8,941	7,665

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.
Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Treasury	Treasury			Total
(In thousands,	Series A		Class A		stock	stock	Paid-in	Accumulated	stockholders’
except shares)	Shares	Amount	Shares	Amount	preferred	common	capital	deficit	equity
Balances at October 26, 2003	67,854	$71,465	1,298,649	—	$(924)	$(76)	$2,332	$(3,209)	$69,588
Issuance of preferred stock and common stock	258	257	39,603	—	—	—	41	—	298
Release of collateralized stock	547	547	52,800	—	—	—	53	—	600
Repurchase of common shares	—	—	(4,500)	—	—	(4)	—	—	(4)
Dividends on Series A preferred stock	—	7,665	—	—	—	—	—	(7,665)	—
Preferred warrant accretion	—	88	—	—	—	—	—	—	88
Net loss	—	—	—	—	—	—	—	(2,525)	(2,525)
Balances at October 28, 2004,	68,659	$80,022	1,386,552	$—	$(924)	$(80)	$2,426	$(13,399)	$68,045
Issuance of preferred stock and common stock	285	324	8,703	—	—	—	39	—	363
Dividends on Series A preferred stock	—	8,941	—	—	—	—	—	(8,941)	—
Net income	—	—	—	—	—	—	—	3,463	3,463
Balances at November 3, 2005	68,944	$89,287	1,395,255	$—	$(924)	$(80)	$2,465	$(18,877)	$71,871
Issuance of preferred stock and common stock	447	—	18,590	—	—	—	84	—	84
Repurchase of preferred and common shares	(448)	(581)	(52,092)	—	(1)	(52)	(103)	—	(737)
Dividends on Series A preferred stock	—	9,795	—	—	—	—	—	(9,795)	—
Net loss	—	—	—	—	—	—	—	(7,871)	(7,871)
Balances at November 2, 2006	68,943	$98,501	1,361,753	$—	$(925)	$(132)	$2,446	$(36,543)	$63,347

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

The Company operates family-style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At November 2, 2006, the Company operated 309 Company-owned restaurants in 16 states. Of the Company-owned restaurants, 148 are Bakers Squares and 161 are Village Inns, with an additional 95 franchised Village Inn restaurants in 18 states. The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements of VI Acquisition Corp. as of November 2, 2006 and November 3, 2005 and for the years ended November 2, 2006, November 3, 2005 and October 28, 2004 include the accounts of the Company, Midway, VICORP and its wholly-owned subsidiaries. Neither VI Acquisition Corp. nor Midway has had any independent operations, and consequently the consolidated financial statements of VI Acquisition Corp. and Midway are substantially equivalent to those of VICORP.

All intercompany accounts and balances have been eliminated.

Fiscal year

The Company’s fiscal year, which historically ended on the last Sunday in October, is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  Fiscal 2005 was comprised of 53 weeks, or 371 days and fiscal 2006 was comprised of 52 weeks, or 364 days.  Beginning January 22, 2004, the Company changed its fiscal year so that it ends on the Thursday nearest to October 31st of each year. This increased the number of days in the fiscal year ended October 28, 2004 by four days.  This change was made to facilitate restaurant operations by moving the end of the Company’s fiscal periods and weekly reporting and payroll periods away from weekends when the Company’s restaurants are busier.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. The Company’s critical accounting estimates include (i) useful life assignments and impairment evaluations associated with property and equipment and intangible assets, (ii) anticipated outcomes of legal proceedings and other contingencies (iii) self-insurance reserves and (iv) valuation allowances associated with deferred tax assets.

Change in Accounting Estimate

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during 2006 indicated that actual lives for our building assets were longer than the useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company revised the estimated useful lives of buildings from 30 years to 45 years. The Company reviewed its own restaurants, as well as using construction industry data and comparable restaurant company estimated lives of building assets. The change was made effective during the third quarter. The Company believes the change more appropriately reflects the remaining useful lives of the assets based upon the nature of the asset. This change has been accounted for prospectively in accordance with the provisions of Accounting Principle Board Opinion No. 20: Accounting Changes. The effect of this change was a reduction of approximately $0.5 million to depreciation during fiscal 2006.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents and receivables.  The Company maintains deposits in excess of FDIC limits at two banks. The maximum loss that would have resulted from this risk amounted to approximately $253,000 at November 2, 2006, which represents the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.  The Company considers the concentration of credit risk within its receivables to be minimal as a result of payment histories and the general financial condition of its third party-customers and franchisees.

Inventories

Inventories are stated at the lower of cost (which is determined using standard cost which approximates a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005
Production facility inventories:
Raw materials	$6,453	$4,408
Finished goods	6,940	5,059
	13,393	9,467

Restaurant inventories	3,066	2,958
	$16,459	$12,425

Activity in the allowance for inventory obsolescence reserve was as follows:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005
Beginning of period	$214	$197
Additions/expense	403	482
Write-offs	(392)	(465)
End of period	$225	$214

The Company obtains most of its food products and supplies from three distributors.  Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those currently received.

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

The Company routinely incurs costs to repair and maintain its facilities and equipment, which are expensed as incurred. Such repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities, including, but not limited to, electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs. The Company recorded repair and maintenance expense of $10.4 million, $9.7 million, and $9.2  million for the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.

Property and equipment, build-to-suit projects and assets under deemed landlord financing liability

Acquisitions of property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization expense is calculated using the straight-line method. The useful lives of assets range from 20 to 45 years for buildings and three to ten years for equipment and improvements. In general, assets acquired under capital leases and initial leasehold improvements are amortized over the lesser of the useful life or the lease term. Leasehold improvements added subsequent to the inception of a lease are amortized over the shorter of the useful life of the assets or a term that includes lease renewals, if such renewals are considered reasonably assured.  Property and equipment additions include acquisitions of buildings, equipment and costs incurred in the development and construction of new stores.

For many of the Company’s build-to-suit restaurant construction projects, it is considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because the Company is deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the Company would record the sale, remove all property and related liabilities from its consolidated balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of the Company’s historical real estate transactions and build-to-suit restaurant construction projects have not qualified for sale-leaseback accounting because of its deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  In the majority of situations the Company believes it has continuing involvement in the leased property because of the existence of “perpetual fixed price renewal options.”  This form of continuing involvement precludes sale-leaseback accounting because the seller-lessee benefits from future appreciation in the underlying property in a manner similar to a fixed-price purchase option.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

Long-lived assets

The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful lives or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to a change in business strategy or a change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset

Intangible assets

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

To assist in the process of determining goodwill and tradenames impairment, the Company engaged an outside firm to perform a valuation analysis. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions.  These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.  Based on the analysis there was no impairment of goodwill or tradenames as of November 2, 2006.

At the date of the June 14, 2003 purchase transaction, the remaining franchise rights were adjusted to their then current fair market value of $12.2 million. This value is being amortized over the remaining period expected to be benefited. Amortization expense of $694,000, $592,000 and $592,000 was recorded for the fiscal years ended November 2, 2006, November 3, 2005, and October 28, 2004, respectively. The Company expects to record annual amortization expense of $694,000 over the remaining 14.5 year life of the franchise rights.

Upon completion of VICORP’s “going-private” transaction on May 14, 2001, the former chairman of VICORP’s Board of Directors entered into a non-competition and escrow agreement pursuant and was paid a total of $2 million not to compete with the Company for a period of five years after the purchase.  The non-competition agreement was reflected in other assets and amortized using the straight-line method over a five-year period.

Loss contingencies and self-insurance reserves

The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations including reserves for self-insurance.  Contingent obligations are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that the Company assess each contingency to determine estimates of the degree of probability and the range of possible settlement.  Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company’s consolidated financial statements.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  Reserves for self-insurance are determined based on the insurance companies undiscounted incurred loss estimates, loss development factors and management’s judgment in consultation with an outside insurance risk specialist.

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred straight-line rent payable.  Incentive payments received from landlords are recorded as landlord incentives and are amortized on a straight-line basis over the lease term as a reduction of rent.  Certain of our leases are accounted for under the financing method, as discussed above and in Note 8.

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

Franchise operations gross revenues and expenses consisted of the following:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005	Year ended October 28, 2004

Royalties	$3,998	$4,129	$3,917
Property rental	1,060	1,144	1,120
Interest income on franchise notes	—	7	20
Franchise revenues	5,058	5,280	5,057
Franchise operating expenses	(2,148)	(2,181)	(2,311)
Franchise operations, net	$2,910	$3,099	$2,746

Revenue from the Company’s pie manufacturing operations is recognized in the period during which the products are shipped to the customer.

Advertising costs

Advertising costs for television, radio, newspapers, direct mail and point-of-purchase materials are expensed in the period incurred. Advertising expense for the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004 was approximately $14.6 million, $12.7 million, and $12.3 million, respectively.  Prepaid advertising costs totaled $0.7 million at November 2, 2006 and $0.9 million at November 3, 2005 representing billings paid for media events not occurring for the first time until after the respective dates.

New store pre-opening costs

New store pre-opening costs consist of salaries and other direct expenses incurred in connection with the setup and stocking of stores, employee training, and general store management costs incurred prior to the opening of new restaurants.  New store pre-opening costs are expensed as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-up Activities.”  New store pre-opening costs for the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004 were

$2.1 million, $1.3 million, and $0.5 million, respectively.

Fair value of financial instruments

At November 2, 2006 and November 3, 2005, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments.  See Note 7 for information concerning the fair value of the Company’s long-term debt and Note 8 for information regarding the fair value of the Company’s financing obligations.

Income taxes

Income taxes are accounted for under the asset and liability method.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period such change occurs.  Net operating loss and other credit carry forwards, including FICA tip credit, are recorded as deferred tax assets.  A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized.

Accounting for stock based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected not to adopt the fair value method and instead has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense related to stock options is calculated as the difference between the exercise price of the option and the fair market value of the underlying stock at the date of grant. This expense is recognized over the vesting period of the option or at the time of grant if the options immediately vest. As a result of the minimal number of fully vested options outstanding during all periods presented in the accompanying consolidated financial statements, the pro forma effects of applying the fair value method to outstanding options over their respective vesting periods had no effect on net income (loss).

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company implemented SFAS No. 151 effective November 4, 2005 and because we did not have abnormal costs, the implementation did not have a material impact on our financial position, results of operations or cash flows during the year ended November 2, 2006.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period.  The Company implemented FSP No. FAS 13-1 during the first quarter of fiscal 2006 and it did not have a material impact upon the Company’s financial position, results of operations or cash flows. The Company capitalized $0.7 million and $0.2 million in fiscal 2005 and 2004, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not believe such adoption will have a material impact on our consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the roll over method.  The guidance in this bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006, therefore the Company will adopt in fiscal 2007.  The Company is currently assessing the financial impact upon adoption.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation.

Although the primary focus is to produce pies for Village Inn and Bakers Square, the third-party pie sales have increased over time therefore beginning in fiscal 2006 the current and prior year results were reflected in separate captions on the income statement. The overall results of operations of the pie manufacturing historically have not had, and currently do not have, a material impact on operating profit.  In order to determine the operating profit for third party sales, both variable and fixed costs are allocated. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales. The net costs associated with internal “sales” to the restaurants are included in restaurant food cost.

3. Receivables, net

Receivables, net consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005

Trade receivables	$8,249	$5,799
Construction receivables	3,797	7,030
Indemnification receivable (Note 17)	—	2,557
Other receivables	584	721
Notes receivable	7	7
Allowance for doubtful accounts	(140)	(358)
Receivables, net	$12,497	$15,756

Construction receivables represent amounts due from landlords for build-to-suit construction projects (Note 4).

Activity in the allowance for doubtful accounts was as follows:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005
Beginning of period	$358	$378
Bad debt expense	40	110
Write-offs and adjustments	(258)	(130)
End of period	$140	$358

4. Property and equipment and assets under deemed landlord financing liability

Property and equipment consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005

Land	$5,378	$5,634
Buildings and improvements	56,987	49,331
Equipment	71,914	57,926
Construction in progress	9,740	5,606
Capitalized lease buildings	1,112	1,284
Impairment reserve (Note 14)	(1,771)	(1,101)
	143,360	118,680
Less: accumulated depreciation	(49,126)	(32,221)
Property and equipment, net	$94,234	$86,459

Depreciation expense on property and equipment was $17.0 million, $14.8 million and $13.6 million during the years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.

Assets under deemed landlord financing liability consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005

Land	$44,691	$48,806
Buildings and improvements	65,776	67,929
Construction in progress	3,342	19,917
	113,809	136,652
Less: accumulated depreciation	(13,925)	(10,506)
Assets under deemed landlord financing liability, net	$99,884	$126,146

Depreciation expense on assets under deemed landlord financing liability was $4.2 million, $4.6 million and $4.4 million during the years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.

5. Other assets, net

Other assets, net consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005

Non-competition agreements	$—	$2,030
Deferred debt financing costs	8,150	8,150
Deferred lease payments	6,748	6,610
Prepaid contracts	123	250
Deposits and miscellaneous financing costs	510	331
	15,531	17,371
Less: accumulated amortization	(2,978)	(3,758)
Other assets, net	$12,553	$13,613

The deferred lease payments asset was established at the date of the Company’s purchase of Midway and represents the present value of the excess market rates in effect as of that date compared to the Company’s lease payments on individual properties. Also included is deferred lease payments resulting from sale leaseback accounting.

6. Other accrued expenses

Other accrued expenses consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005
Legal settlements (Notes 3 and 17)	$700	$517
Insurance	4,085	4,346
Rent	1,504	1,668
Interest	1,012	983
Gift certificates and cards	1,974	1,315
Advertising	476	1,047
Reserve for closed/subleased locations (Note 14)	189	406
Miscellaneous	2,235	2,710
	$12,175	$12,992

Accrued miscellaneous expenses consisted primarily of accrued expenses for 401(k) employer contributions, credit card fees, royalty prepayments and legal services, management and audit fees.

7. Debt

Long-term debt consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005
10½% Senior Unsecured Notes:	$126,530	$126,530
Amended and Restated Senior Secured Credit Facility:
Term loan	15,000	15,000
Revolving credit facility	12,625	6,675
Gross amount payable	154,155	148,205
Unamortized original issue discount on senior unsecured notes	(974)	(1,192)
Long-term debt	$153,181	$147,013

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

Concurrently with the issuance of the 10½% senior unsecured notes, we entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.  As of November 2, 2006, we had issued letters of credit aggregating $7.4 million and had $12.6 million of borrowings outstanding under the senior secured revolving credit facility.  As of November 2, 2006, the senior secured revolving credit facility permitted borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original amount of the senior secured term loan.  Under this formula, as of November 2, 2006, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $10.0 million.  Borrowings under both the revolving credit facility and the term loan bear interest at floating rates tied to either the base rate of the agent bank under the credit agreement or LIBOR rates for a period of one, two or three months, in each case plus a margin that will adjust based on the ratio of our Adjusted EBITDA to total indebtedness, as defined in the senior secured credit agreement. Both facilities are secured by a lien of all of the assets of VICORP Restaurants, Inc., and guaranteed by VI Acquisition Corp. The guarantees are also secured by the pledge of all of the outstanding capital stock of VICORP Restaurants, Inc. by VI Acquisition Corp. The term loan does not require periodic principal payments, but requires mandatory repayments under certain events, including proceeds from sale of assets, issuance of equity, and issuance of new indebtedness.  Both facilities mature in April 2009.

Our senior secured credit facility and the indenture governing the senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness, as defined in the agreements, or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale-leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries and enter into hedging agreements. In addition, our senior secured credit facility requires us to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  As of November 2, 2006, we were in compliance with these requirements.

Deferred debt financing costs are amortized to interest expense over the life of the related loan.

The Company recognized interest expense of $30.0 million, $29.0 million, and $26.8 million during the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.  In addition to these amounts $379,000, $457,000, and $193,000 were capitalized in the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.

As of November 2, 2006 the Company recognized a current obligation of $792,000 related to property insurance financing.

Excluding capitalized lease obligations (Note 9), the aggregate maturities of debt obligations for the five years following November 2, 2006 are:

(In thousands)
2007	$792
2008	—
2009	27,625
2010	—
2011	126,530
2012 and thereafter	—
$154,947

The estimated fair value of the Company’s long-term debt (excluding capitalized lease obligations) was approximately $149.1 million at November 2, 2006.  The Company believes that the carrying value of debt balances under its Senior Secured Credit Facility approximates fair value, because of its variable interest feature and the difference between the estimated fair value of long-term debt compared to its historical cost reported in the consolidated balance sheets at November 2, 2006, relates primarily to market quotations for the 10½% Senior Unsecured Notes.

8. Deemed landlord financing liability

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our historical real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.

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

During the third quarter of fiscal 2006, the Company changed the estimated useful lives of its buildings (Note 2). This change removed the Company’s ability to control the property through at least 90% of its economic life for 26 of our 126 restaurants accounted for using the financing method. As a result, the Company recognized the “sale” of these 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”. The leases were then tested under the provisions of SFAS” No. 13 “Accounting for Leases” for treatment as capital or operating leases. All 26 leases qualified as operating and deferred rent was recorded in accordance with SFAS No. 98 and SFAS No.13. The effect of this change was a reduction in the Company’s financing obligation of $30.5 million, a reduction of financing assets of $29.3 million, an increase in deferred rent of $1.2 million, and a net loss on the transactions of $50,000. The net loss has been deferred and will be amortized to rent expense over the remaining reasonably assured lease term in accordance with SFAS No. 13.

The agreements related to the Company’s deemed landlord financing liability generally contain an initial term of 15 or 20 years plus renewal options and also require payment of property taxes, maintenance, insurance and utilities.

The following summarizes future minimum payments under the Company’s agreements related to the deemed landlord financing liability having an initial or remaining non-cancelable term of one year or more as of November 2, 2006 :

(In thousands)
2007	$11,524
2008	11,688
2009	11,587
2010	12,172
2011	12,119
2012 and thereafter	202,775
261,865
Less: amount representing imputed interest	(153,832)
Present value of minimum payments	$108,033

The imputed interest rates on the deemed landlord financing liability ranged from 9.8% to 12.1%.  Imputed interest expense on the deemed landlord financing liability totaled $13.6 million, $13.1 million, and $11.8 million during the fiscal years ended November 2, 2006, November 3, 2005, and October 28, 2004, respectively.

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

The following summarizes future minimum lease payments under capital and operating leases having an initial or remaining non-cancelable term of one year or more as of November 2, 2006:

(In thousands)	Capital leases	Operating leases	Lease and sublease income

2007	$74	$24,897	$723
2008	66	23,237	574
2009	37	22,385	382
2010	37	20,715	257
2011	27	17,991	119
2012 and thereafter	—	80,431	299
Total minimum lease payments	241	$189,656	$2,354
Less: amount representing interest	(46)
Present value of minimum lease payments	195
Less: current maturities of capitalized lease obligations	(55)
Capitalized lease obligations	$140

Two of our leased properties are subject to capital lease obligations. These capital leases have expiration dates of July 2008 and June 2011.  Implicit interest rates are 10.14% on capital leases.

Net rental expense consisted of the following:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005	Year ended October 28, 2004

Restaurant land and buildings:
Minimum rentals	$23,539	$18,963	$17,944
Contingent rentals	1,820	2,091	2,061
Equipment	320	313	437
Gross rental expense	25,679	21,367	20,442
Less: lease and sublease rental income	(1,262)	(1,442)	(1,458)
Net rental expense	$24,417	$19,925	$18,984

10. Other non-current liabilities

Other non-current liabilities and credits consisted of the following:

(In thousands)	November 2, 2006	November 3, 2005

Reserve for closed/subleased properties (Note 14)	$440	$602
Deferred straight-line rent payable	6,179	2,685
Deferred lease payments	2,134	2,499
Deferred gain on sale-leasebacks	1,030	—
Insurance	4,864	4,980
Landlord incentive	732	807
Other	23	23
	$15,402	$11,596

The deferred lease payments liability was established at the date of the Company’s purchase of Midway and represents the present value of the difference between the market rates in effect as of that date compared to the Company’s lease payments on individual properties.

11. Stockholders’ equity—VI Acquisition Corp.

Preferred stock

The VI Acquisition Corp. Series A preferred stock has a par value of $0.0001 per share with a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. Dividends on the Series A preferred stock accrue cumulatively on a daily basis at a fixed rate of 10% and are payable upon liquidation or redemption. Accrued dividends were approximately $9.8 million and $8.9 million for the years ended November 2, 2006 and November 3, 2005, respectively.  Holders of the Series A preferred stock have no voting rights in relation to matters of the Company.

Common stock

VI Acquisition Corp. common stock has a par value of $0.0001 per share and each holder of common stock is entitled to one vote for each share of common stock.

Mezzanine and collateralized securities

Certain members of management have purchased shares of the Company’s common and preferred stock, and those shares are subject to a put by the holder upon the death of the holder.  Since the put feature is at the option of the holders’ estate but is not mandatory, these shares have been classified as mezzanine equities. These shares have resulted in common mezzanine equity of 27,453 shares, or $27,453 and 35,248 shares, or $35,248 at November 2, 2006 and November 3, 2006, respectively and preferred mezzanine equity of 1,027.85 shares, or $1,028,000 at November 2, 2006 and November 3, 2006.

Treasury stock

Following the separation of a member of management from the Company during the period ended October 28, 2004, the Company repurchased 4,500 shares of common stock at a cost of $1.00.  No stock was repurchased during the year ended November 3, 2005.  During the year ended November 2, 2006, the Company repurchased 52,092 shares of common stock and 448 shares of preferred stock at a cost of $1.00 and $24.80 per share plus accrued dividends, respectively, following the separation of two other members of management.  The aggregate purchase price paid to the former officers was approximately $745,000.

Warrants

In connection with the issuance of senior debt on June 13, 2003, VI Acquisition issued common and preferred stock purchase warrants which entitled the holders to purchase at any time through June 13, 2013 an aggregate of 95,745 shares of common stock and an aggregate of 0.06 shares of Series A preferred stock at $0.01 per share. The preferred stock warrant holders are subject to an anti-dilution provision, which allows their ownership to remain at approximately 6% of the value of the accrued dividends on the Series A preferred stock. As of November 2, 2006, the preferred warrants were exercisable for an aggregate of 1,765.23 shares of preferred stock.

Management agreements

Ms. Koenig and Mr. Carroll have entered into certain Management Agreements with us pursuant to which they purchased restricted shares of our common stock at a price equal to $1.00 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).  In addition, pursuant to the Management Agreements, following the termination of employment, we may elect, or, in the event of their deaths, their respective estates may compel us, to repurchase certain shares of our preferred stock and common stock previously acquired by Ms. Koenig and Mr. Carroll.  The purchase price for such shares will be equal to fair market value with respect to the common stock and original cost with respect to the preferred stock, unless the purchase is pursuant to Ms. Koenig’s and Mr. Carroll’s put right following death, in which case the purchase price will be the lesser of the foregoing amounts or the original cost of the shares.

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

Messrs. Guido and Casey have entered into a Management Agreements with us to commit to purchase restricted shares of our common stock at a price equal to $4.53 per share.  The shares vest over a period of five years at the rate of 20% per year and are subject to certain repurchase rights upon termination of employment.  Upon termination of employment, all vesting ceases and the unvested shares may be repurchased by us at their original cost and the vested shares may be repurchased at fair market value (unless termination is for “cause” or voluntarily by the employee without “good reason”, in which event all of the shares may be repurchased by us at the lesser of original cost or fair market value).   As of November 2, 2006, Mr. Guido had purchased the restricted shares.

12. Stock option and incentive program

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

Information regarding activity for stock options exercisable for shares of Series A preferred stock outstanding under VI Acquisition Corp. Stock Option Plan is as follows:

	Shares	Weighted- average exercise price
Options outstanding at October 26, 2003	647	$24.80
Granted rollover options	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at October 28, 2004	647	24.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at November 3, 2005	647	$24.80
Granted	—	—
Exercised	(447)	—
Forfeited	—	—
Options outstanding at November 2, 2006	200	$24.80

The options outstanding at November 2, 2006 had a weighted average remaining contractual life of 6.6 years.

13. Employee benefit plans

The Company maintains the VICORP Restaurants, Inc. Employees’ 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, which provides for annual contributions by the Company in the amount of 2% of the aggregate compensation of participants. Full-time and part-time employees meeting a 1,000 hour service requirement are eligible to participate. During the years ended November 2, 2006, November 3, 2005 and October 24, 2004, the Company recorded expense of $670,000 and $620,000 and $587,000, respectively, for its 401(k) contributions.

14. Asset impairments, asset disposals and related costs

During the fiscal year ended November 2, 2006, the Company recorded a $1.4 million pretax impairment charge related to the write-down of assets for 12 restaurant locations, all of which will continue to be operated.  Management assessed various factors relevant to the assets, including projected negative cash flows, and concluded the historical performance trends at the operating locations were unlikely to improve materially. Therefore an impairment charge was recognized to reduce the carrying value of the assets to fair market value, which was estimated based upon management’s historical experience associated with such assets.  No impairment charges were recorded in the fiscal year ended November 3, 2005 while a $1.1 million impairment charge was recorded for the fiscal year ended October 28, 2004.

As of November 2, 2006 and November 3, 2005, the Company had recorded a reserve for closed/subleased restaurant locations (Notes 6 and 10) of approximately $0.6 million and $1.0 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the five restaurant locations to which this reserve relates, four of such locations were subleased as of November 2, 2006.

The following summarizes the activities that occurred in the Company’s reserve for closed/subleased restaurant locations during the years ended November 2, 2006 and November 3, 2005, respectively:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005
Beginning of period	$1,008	$1,270
Additions	—	—
Payments	(379)	(262)
End of period	$629	$1,008

15. Income taxes

The total provisions for income tax expense (benefit) consisted of the following:

(In thousands)	Year ended November 2, 2006	Year ended November 3, 2005	Year ended October 28, 2004

Current:
Federal	$(2,023)	$1,190	$1,394
State	(865)	76	853
	(2,888)	1,266	2,247
Deferred:
Federal	(1,134)	(1,262)	(4,394)
State	565	134	(765)
	(569)	(1,128)	(5,159)
Provision for income taxes (benefit)	$(3,457)	$138	$(2,912)

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit):

(In thousands)	Year ended November 2, 2006		Year ended November 3, 2005		Year ended October 28, 2004

Income tax provision computed at statutory federal income tax rates	(3,965)	35%	1,261	35%	(1,903)	35%
FICA tip tax credit	(1,364)	12%	(1,147)	(32)%	(1,049)	19%
Non-deductible costs	45	0%	14	0%	18	0%
AMT Credits	(517)	5%	—	0%	—	0%
State income tax provision, net of federal benefit	(198)	2%	137	5%	58	(1)%
Valuation allowances	2,435	(22)%	—	0%	—	0%
Other, net	107	(1)%	(127)	(4)%	(36)	1%
Income tax expense (benefit)	(3,457)	31%	138	4%	(2,912)	54%

The components of the net deferred tax assets (liabilities) were as follows:

(In thousands)	November 2, 2006	November 3, 2005

Net operating loss	$1,871	$—
FICA tax credit carry forwards	16,148	13,870
Alternative minimum tax credit carry forwards	3,883	3,366
Accrued insurance claims not yet deductible	3,319	3,522
Property and equipment	—	1,264
Investment	2,691	2,754
Leasing/financing transactions	1,977	2,098
Other	2,266	1,682
	$32,155	$28,556
Valuation allowance	(5,195)	(2,760)
Deferred tax assets, net of valuation allowance	$26,960	$25,796
Trademarks	(16,612)	(16,999)
Franchise rights	(3,927)	(4,296)
Property and equipment	(1,411)	—
Other	—	(60)
Deferred tax liabilities	$(21,950)	$(21,355)
Net deferred tax assets	$5,010	$4,441

Deferred income taxes, short-term	$2,387	$1,431
Deferred income taxes, long-term	$2,623	$3,010

As of November 2, 2006, the Company had aggregate federal net operating loss carry forwards of approximately $5 million which expire in years 2024 through 2026.

The FICA tip credit is a general business income tax credit claimed by the Company for employer social security taxes paid on employee tips exceeding the amount treated as wages for minimum wage purposes. To the extent that the FICA tip credit is claimed, a business deduction for the FICA tax is not received for the FICA tax which is subject to the federal income tax credit.  Any unused FICA tip credit may be carried back one year and forward 20 years (three-year carryback and 15-year carry forward for credits generated in tax years beginning before 1998).  The alternative minimum tax credit carry forwards never expire.

Approximately $10.2 million of the FICA tip credit carry forwards were generated prior to the Company’s acquisition in June 2003 and are subject to an annual use limitation of approximately $0.7 million.  Of these credit carry forwards, $6.2 million may be carried forward up to 15 years with expirations in 2008 through 2012 and $4.0 million may be carried forward up to 20 years with expirations in 2018 through 2022.  The remaining $5.9 million of FICA tip credit carry forwards were generated post-acquisition, are not subject to annual limitations and will expire in 2023 through 2026.  As of November 2, 2006, the Company recorded a valuation allowance of $2.5 million for FICA tip credits for which it is more likely than not that a tax benefit will not be realized due to the impending expiration of such credits.

The Company established a valuation allowance of $2.8 million for the portion of its deferred tax asset related to an investment for which it is more likely than not that a tax benefit will not be realized.  This investment arose from the sale of a subsidiary and in 1991 had been written-off for financial reporting purposes.  While the Company believes that this investment will ultimately be written-off for tax purposes, it does not believe that it will generate sufficient capital gains to offset the capital loss.

16. Transaction and debt extinguishment expenses

The Company incurred various expenses directly related to the acquisitions of the predecessor companies (Note 1). The components of the transaction expenses and debt extinguishment costs were as follows (there were no transaction or debt extinguishment costs during the year ended November 2, 2006).

(In thousands)	Year ended November 3, 2005	Year ended October 28, 2004
Transaction expenses:
Legal, accounting and other professional fees	$15	$75
Legal settlements	—	50
Total transaction expenses	$15	$125
Debt extinguishment costs:
Debt prepayment penalties	$—	$2,305
Write-off of deferred financing costs	—	4,344
Derivative termination	—	207
Total debt extinguishment costs	$—	$6,856

17. Commitments and contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior Company history and actuarial assumptions followed in the insurance industry.  As of November 2, 2006, the Company had placed letters of credit totaling approximately $7.4 million, primarily associated with its insurance programs.

Litigation contingencies

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

The Company settled two class action claims in California related to overtime and wage payments in June 2005 for an aggregate payment of up to $6.5 million, subject to the following partial indemnification.  We filed a suit in December 2004 in Cook County, Illinois, seeking indemnification for damages related to this litigation under the Purchase Agreement dated June 14, 2003, pursuant to which VICORP Restaurants, Inc., was acquired, in addition to assertion of other claims.  The former shareholders of Midway Investors Holdings Inc. filed a similar action in December 2004 in Superior Court in Massachusetts.  Through our parent company, VI Acquisition Corp., an agreement to settle claims brought in both of these actions was finalized and VI Acquisition Corp. received a settlement payment in December 2005 of $2.65 million.  The ultimate cost to settle the two class actions was reduced to $5.3 million.

The Company is currently defendants in two class action claims in California.  The first class action was brought in March 2006 by two former managers and alleges that we violated California law with regard to unpaid overtime, compensation for missed meals and rest periods, civil penalties for failure to provide itemized wage statements, failure to provide notice on paychecks where paychecks may be cashed without any fees, and unfair business practices.  The classes and subclasses alleged in the action have not been certified by the court at the current stage of the litigation but generally are claimed to be persons who have been employed since February 1, 2005, in the position of restaurant managers, persons who have been employed in California since March 15, 2002, in any capacity who received a payroll check in California, and all restaurant managers who  have ended their employment with the Company prior to the effective date of any settlement, judgment, or other resolution of the action.  No dollar amount in damages is requested in the Complaint and the Complaint seeks statutory damages, and attorneys’ fees in an unspecified amount.

The second class action was brought in April 2006 by a former employee and alleges the Company violated California laws with regard to failure to pay vested vacation pay and unfair business practices.  The class alleged is any person who has been employed by us in California at any time from four years prior to the filing of the class action to date of trial.  No dollar amount in damages is requested in the Complaint and the Complaint seeks attorneys’ fees in an unspecified amount.  In the fourth quarter of fiscal 2006, the Company established a liability of $600,000 relating to this action.

Guarantees and commitments

The Company guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $2.0 million as of November 2, 2006.  The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $5.1 million as of November 2, 2006.

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

18. Related party transactions

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

Total management fees paid to Wind Point Investors, IV, L.P. and Wind Point Investors V, L.P. totaled $850,000, $1,063,000, and $1,088,000 for the fiscal years ended November 2, 2006, November 3, 2005 and October 28, 2004, respectively.  Total management fee expense for the fiscal years ended November 2, 2006, November 3, 2005, and October 28, 2004 was $850,000, $850,000, and $1,159,000, respectively. As of November 2, 2006 and November 3, 2005, $63,000 of such management fees were accrued but unpaid, respectively.

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

In September 2005, Kenneth Keymer purchased 2,901 shares of common stock for $13,142.

In June 2006, Anthony Carroll purchased 4,243 shares of common stock for $19,200, Jeffry Guido purchased 10,948 shares of common stock for $49,594 and another member of management purchased 3,399 shares of common stock for $15,397.

19. Quarterly financial data (unaudited)

The Company’s quarterly results of operations for fiscal years 2006 and 2005 are summarized as follows:

	Quarter ended (a)
(In thousands) Fiscal 2006	January 26, 2006	April 20, 2006	July 13, 2006	November 2, 2006

Revenues	$112,132	$106,164	$105,433	$142,579
Litigation settlement expense	—	—	—	600
Transaction costs	—	—	—	—
Asset impairment	308	513	—	560
Operating profit	6,598	4,801	5,391	1,272
Net income (loss)	65	(1,290)	(581)	(6,065)

	Quarter ended (a)
Fiscal 2005	January 27, 2005	April 21, 2005	July 14, 2005	November 3, 2005

Revenues	$115,130	$97,511	$96,782	$129,922
Litigation settlement expense	—	—	(408)	—
Transaction costs	15	—	—	—
Asset impairment	—	—	—	—
Operating profit	10,206	6,770	7,723	7,108
Net income (loss)	2,269	456	1,308	(570)

(a)             The Company’s first, second and third quarters generally consist of twelve weeks each and the fourth quarter consists of sixteen weeks.  The first quarter of fiscal 2005 included an extra week.