Form 10-Q
period 2007-01-25
VICORP RESTAURANTS INC
filed 2007-03-09
CIK 703799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                    .

Commission file number 333-117263

VICORP RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0511072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 WEST 48TH AVENUE, DENVER, COLORADO	80216
(Address of principal executive offices)	(Zip Code)

(303) 296-2121
(Registrant’s telephone number, including area code)

None
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

Number of shares of Common Stock, $.0001 par value, outstanding at January 25, 2007: 1,361,753, excluding treasury shares.

VICORP RESTAURANTS, INC.

January 25, 2007

PART I — FINANCIAL STATEMENTS

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Share Data)	January 25, 2007	November 2, 2006
Assets
Current assets:
Cash and cash equivalents	$1,887	$1,938
Receivables, net	7,982	12,497
Inventories	12,250	16,459
Deferred income taxes, short-term	2,360	2,387
Prepaid expenses and other current assets	3,884	4,476
Prepaid rent	529	2,459
Income tax receivable	1,072	1,180
Total current assets	29,964	41,396
Property and equipment, net	90,598	94,234
Assets under deemed landlord financing liability, net	99,408	99,884
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	9,911	10,071
Deferred income taxes	2,650	2,623
Other assets, net	12,027	12,553
Total assets	$379,039	$395,242

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$624	$847
Unpresented checks	5,047	7,363
Accounts payable	13,708	15,931
Accrued compensation	8,198	8,170
Accrued taxes	7,538	7,049
Build-to-suit liability	191	2,549
Other accrued expenses	15,700	12,175
Total current liabilities	51,006	54,084
Long-term debt, net of current maturities	140,606	153,181
Capitalized lease obligations, net of current maturities	128	140
Deemed landlord financing liability	108,332	108,033
Other non-current liabilities	15,640	15,402
Total liabilities	315,712	330,840
Commitments and contingencies (Note 5)
Stock subject to repurchase	1,055	1,055
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,943 shares issued and outstanding at January 25, 2007 and November 2, 2006, respectively (aggregate liquidation preference of $100,367 and $97,971, respectively)	100,897	98,501
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,361,753 shares issued and outstanding at January 25, 2007 and November 2, 2006, respectively	—	—
Paid-in capital	2,446	2,446
Treasury stock, at cost, 1,371.87 shares of preferred stock and 140,490 shares of common stock at January 25, 2007 and November 2, 2006, respectively	(1,057)	(1,057)
Accumulated deficit	(40,014)	(36,543)
Total stockholders’ equity	62,272	63,347
Total liabilities and stockholders’ equity	$379,039	$395,242

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	For the fiscal quarter ended
	January 25,	January 26,
	2007	2006
Revenues:
Restaurant operations	$105,614	$104,126
Franchise operations	1,165	1,166
Manufacturing operations	12,478	6,840
Total revenues	119,257	112,132

Costs and expenses:
Restaurant costs:
Food	28,721	28,160
Labor	34,442	32,941
Other operating expenses	31,168	30,117
Franchise operating expenses	468	483
Manufacturing operating expenses	12,565	6,877
General and administrative expenses	6,611	6,442
Management fees — related party	196	196
Loss on disposition of assets	11	10
Asset impairments	—	308
Operating profit	5,075	6,598
Interest expense	(6,588)	(6,939)
Other income, net	438	171
Loss before income taxes	(1,075)	(170)
Income tax benefit	—	(235)
Net (loss) income	(1,075)	65
Preferred stock dividends and accretion	(2,396)	(2,185)
Net loss attributable to common stockholders	$(3,471)	$(2,120)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	For the fiscal quarter ended
	January 25,	January 26,
	2007	2006
Operating activities:
Net (loss) income	$(1,075)	$65
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,693	5,143
Asset impairments	—	308
Amortization of financing costs and original issue discounts	289	287
Loss on disposition of assets	11	10
Deferred income tax expense	—	2,917
Amortization of deferred gain	(12)	—
Accretion of interest on deemed landlord financing obligations	39	126
Changes in operating assets and liabilities:
Receivables, net	4,131	3,528
Inventories	4,209	1,727
Unpresented checks	(2,316)	(6,341)
Accounts payable, trade	(2,223)	(1,051)
Accrued compensation	27	(262)
Other current assets and liabilities	6,535	5,466
Other non-current assets and liabilities	607	1,096
Net cash provided by operating activities	14,915	13,019

Investing activities:
Acquisition of franchisee restaurants	—	(650)
Purchase of property and equipment	(2,730)	(3,965)
Purchase of assets under deemed landlord financing liability	(235)	(5,239)
Purchase of build-to-suit assets	(156)	—
Proceeds of build-to-suit assets	1,035	—
Net cash used in investing activities	(2,086)	(9,854)
Financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(34,095)	(13,014)
Proceeds from issuance of debt	21,185	6,275
Proceeds from deemed landlord financing	30	4,071
Payments for repurchase of stock	—	(745)
Net cash used in financing activities	(12,880)	(3,413)
Decrease in cash and cash equivalents	(51)	(248)
Cash and cash equivalents at beginning of period	1,938	2,099
Cash and cash equivalents at end of period	$1,887	$1,851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$3,518	$3,772
Income taxes	3	74

Supplemental disclosures of non-cash investing and financing activities:
Deemed landlord / Build-to-suit reimbursements not yet received	$3,302	$4,609
Deemed landlord / Build-to-suit financing—third party direct pays	983	872

Dividends	$2,396	$2,185

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

January 25, 2007

(Unaudited)

1.   Description of the Business and Basis of Presentation

Description of Business

VI Acquisition Corp. (the “Company” or “VI Acquisition”), a Delaware corporation, was organized in June 2003 by Wind Point Partners and other co-investors.  VICORP Restaurants, Inc. (“VICORP”) is wholly-owned by VI Acquisition Corp.  As a holding company, VI Acquisition Corp. does not have any independent operations and consequently its consolidated statements of operations are substantially equivalent to those of VICORP Restaurants, Inc.

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name.  At January 25, 2007, the Company operated 314 Company-owned restaurants in 16 states.  Of the Company-owned restaurants, 148 are Bakers Square restaurants and 166 are Village Inn restaurants, with an additional 95 franchised Village Inn restaurants in 18 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the quarter ended January 25, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2007.  Additionally, operating results for the first quarter of the fiscal year include increased sales due to the holidays in November and December.  The consolidated balance sheet at November 2, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 2, 2006, included on Form 10-K.

Fiscal Periods

The Company utilizes a fiscal year based on thirteen periods whereby the last day of the fiscal year is the nearest Thursday to October 31st.  Each period consists of four weeks, beginning on the first Friday following fiscal year end.  Each quarter consists of three periods each, with the fourth quarter having four periods.  The first quarter of fiscal 2007 and 2006 ended on January 25, 2007 and January 26, 2006, respectively.

Stock-Based Compensation

Prior to November 3, 2006, the Company accounted for share-based payments to employees in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.  Under APB No. 25, compensation expense related to stock options is calculated as the difference between the exercise price of the option and the fair market value of the underlying stock at the date of grant.  This expense was recognized over the vesting period of the option or at the time of grant if the options immediately vested.  Simultaneous with the closing of the Company’s sale transaction in June 2003, all options became immediately vested.

Effective November 3, 2006, the Company adopted the provisions of  SFAS  No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For purposes of SFAS 123(R), the Company is considered a non-public filer because it is an entity that has only debt securities trading in a public market and as such, the adoption date was for the first fiscal year beginning after December 15, 2005. As there have been no grants of share-based payments since the adoption of SFAS 123(R) and there was no unamortized compensation expense at the date of adoption, there is no effect on the consolidated financial statements for the fiscal quarter ended January 25, 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance set forth under FIN 48 must be applied to financial reports covering the first fiscal year beginning after December 15, 2006, therefore the Company will adopt this guidance in fiscal 2008.  The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the roll over method.  The guidance set forth under SAB 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006, therefore the Company will adopt this guidance in the fourth quarter of fiscal 2007. The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe such adoption will have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006; therefore, the Company will adopt this guidance in the second quarter of fiscal 2007.  As it is the accounting policy of the Company to present such taxes on the income statement on a net basis, such adoption is not expected to affect current disclosures.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2007.  These reclassifications had no effect on the Company’s consolidated net loss.

2.   Inventories

Inventories are stated at the lower of cost (which is determined using standard cost which approximates a first-in, first-out basis) or market and consist of food, paper products and supplies.  Inventories consisted of the following:

	January 25,	November 2,
(in thousands)	2007	2006
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,366	$6,453
Finished goods	3,477	6,940
	8,843	13,393

Restaurant inventories	3,407	3,066
Total inventories	$12,250	$16,459

3.   Receivables, net

Receivables, net consisted of the following:

(in thousands)	January 25, 2007	November 2, 2006

Trade receivables	$4,023	$8,249
Construction receivables	3,302	3,797
Other receivables	803	591
Allowance for doubtful accounts	(146)	(140)
Receivables, net	$7,982	$12,497

4.   Debt

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

On January 25, 2007, we had issued letters of credit aggregating $7.4 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the principal amount of the senior secured term loan.  Under this formula, as of January 25, 2007, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $22.6 million.   The senior secured credit facility requires the Company to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  As of January 25, 2007, we were in compliance with these requirements.

On February 16, 2007 we entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  In addition, the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended, and the interest rate margins associated with both base rate and LIBOR borrowings were reduced.

5.   Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. The Company had an insurance reserve liability of $8.8 million and $8.9 million recorded as of January 25, 2007 and November 2, 2006, respectively.  Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior company history and actuarial assumptions followed in the insurance industry.  As of January 25, 2007, the Company had placed letters of credit totaling approximately $7.4 million, associated with its insurance programs.

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

The Company is currently a defendant in two purported class action claims in California.  The first purported class action was brought in March 2006 by two former managers and alleges that we violated California law with regard to unpaid overtime, compensation for missed meals and rest periods, civil penalties for failure to provide itemized wage statements, failure to provide notice on paychecks where paychecks may be cashed without any fees, and unfair business practices.  The classes and subclasses alleged in the action have not been certified by the court at the current stage of the litigation but generally are claimed to be persons who have been employed since February 1, 2005, in the position of restaurant managers, persons who have been employed in California since March 15, 2002, in any capacity who received a payroll check in California, and all restaurant managers who  have ended their employment with the Company prior to the effective date of any settlement, judgment, or other resolution of the action.  No dollar amount in damages is requested in the Complaint and the Complaint seeks statutory damages, and attorneys’ fees in an unspecified amount.  The Company intends to vigorously defend this action.

The second purported class action was brought in April 2006 by a former employee and alleges the Company violated California laws with regard to failure to pay vested vacation pay and unfair business practices.  The class alleged is any person who has been employed by us in California at any time from four years prior to the filing of the class action to date of trial.  In the fourth quarter of fiscal 2006, the Company accrued $600,000 as the estimated cost of settling this action.  During the first quarter of 2007, the Company agreed in principle to settle this matter for the $600,000 previously accrued for.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $1.9 million as of January 25, 2007.  The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $5.1 million as of January 25, 2007.

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

6.   Asset Impairments, Asset Disposals and Related Costs

Management assesses various factors relevant to the assets, including projected cash flows and the historical performance trends at the operating locations. If an impairment charge is deemed appropriate the carrying value of the assets are reduced to fair market value if the carrying costs exceed the estimated fair market value.  During the quarter ended January 25, 2007, there was not an impairment charge. During the quarter ended January 26, 2006, the Company recorded a $0.3 million pretax impairment charge related to the write-down of assets for 5 restaurant locations.

As of January 25, 2007 and November 2, 2006, the Company had recorded a reserve for closed/subleased restaurant locations of approximately $0.6 million and $0.6 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the five restaurant locations to which this reserve relates, four of such locations were subleased as of January 25, 2007.

7.   Deemed Landlord Financing Liability

For many of our build-to-suit projects, we are considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”),” because we are deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of our real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of our deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.  Of the five restaurants opened during the first quarter of 2007, three qualified for sale-leaseback accounting under SFAS No. 98, “Accounting for Leases”, one unit is accounted for under the financing method and one unit was not subject to EITF 97-10, which is considered a regular operating lease.

8.              Acquisitions

The Company purchased the assets of four restaurants during the first quarter of fiscal 2006 from a franchisee in Oklahoma for $0.7 million.  The Company purchased one additional restaurant from the same franchisee during the second quarter of fiscal 2006.

9.              Stock Repurchase

In January 2006, the Company agreed to repurchase shares of our common stock and preferred stock that had been previously acquired by former officers.  The aggregate purchase price paid to the former officers was approximately $0.7 million.

10.       Income Taxes

(in thousands)	January 25, 2007	November 2, 2006

Deferred income taxes, short-term	$2,360	$2,387
Deferred income taxes, long-term	2,650	2,623
Total deferred income taxes	$5,010	$5,010

During the first quarter of fiscal 2007, the Company recorded a valuation allowance of $0.6 million for FICA tip credits and net operating loss carry forwards for which it is more likely than not that a tax benefit will not be realized.  The valuation allowance has been determined based on reversals of our existing deferred tax items and our estimates of future taxable income by each jurisdiction in which we operate as a result of available tax planning strategies.  In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include all matters that are not historical facts.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this information report.  See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 2, 2006, for a discussion of some of the factors that may affect the Company and its operations.  Such factors include the following: competitive pressures within the restaurant industry; changes in consumer preferences; the level of success of our operating strategy and growth initiatives; the level of our indebtedness and the terms and availability of capital; fluctuations in commodity prices; changes in economic conditions; government regulation; litigation; and seasonality and weather conditions.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this announcement, those results or developments may not be indicative of results or developments in subsequent periods.  Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance and should only be viewed as historical data.

Company Profile and Management Overview

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth on our Form 10-K under “Forward-looking statements” and under “Risk factors.” You should read the following discussion in conjunction with “Item 6. Selected financial data” and our audited consolidated financial statements and notes appearing elsewhere on our Form 10-K.

Company Profile

We operate family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of January 25, 2007, our company, which was founded in 1958, had 409 restaurants in 25 states, consisting of 314 company-operated restaurants and 95 franchised restaurants.  We also produce premium pies at three strategically located facilities that we serve in our restaurants or sell to third parties.

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

The following table sets forth the changes to the number of Company-operated and franchised restaurants for the periods presented below.

(Units)	January 25, 2007	January 26, 2006
Village Inn Company-operated restaurants:
Beginning of period	161	135
Openings/Purchases	5	10
Closings	—	(1)
End of period	166	144

Bakers Square Company-operated restaurants:
Beginning of period	148	152
Openings	—	—
Closings	—	(1)
End of period	148	151

Total Company-operated restaurants	314	295

Village Inn franchised restaurants:
Beginning of period	95	100
Closings/Sales	—	(4)
End of period	95	96

Total restaurants	409	391

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

Financial Summary for the First Fiscal Quarter of 2007

Significant financial and other measures for the first quarter of 2007 from the first quarter of 2006 include:

•                  Combined same store sales declined 4.0% compared to the prior year.  Village Inn same store sales declined 3.5% and Bakers Square same store sales declined 4.4% compared to the prior year.

•                  There are 18 new restaurants, net of closures, opened or acquired since the end of the first quarter of 2006.

•                  Revenues in the first quarter of fiscal 2007 increased by 6.4% to $119.3 million

•                  Operating income decreased from $6.6 million to $5.1 million

•                  Net income also declined from $0.1 million in the first quarter of fiscal 2006 to a net loss of $1.1 million in the first quarter of fiscal 2007.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year-ended November 2, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance set forth under FIN 48 must be applied to financial reports covering the first fiscal year beginning after December 15, 2006, therefore the Company will adopt this guidance in fiscal 2008.  We are currently assessing financial impact to the consolidated financial statements upon adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the roll over method.  The guidance set forth under SAB 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006, therefore the Company will adopt  this guidance in the fourth quarter of fiscal 2007. We are currently assessing financial impact to the consolidated financial statements upon adoption.

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

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006; therefore, the Company will adopt this guidance in the second quarter of fiscal 2007.  As it is the accounting policy of the Company to present such taxes on the income statement on a net basis, such adoption is not expected to affect current disclosures.

Factors Affecting Comparability

Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The first quarter of fiscal 2007 and 2006 each consisted of 12 weeks, or 84 days and fiscal 2007 and 2006 consist of 52 weeks or 364 total days.

Seasonality

Our sales fluctuate seasonally and as mentioned previously, our quarters do not all have the same time duration.  Specifically, our fourth quarter generally has an extra three to four weeks compared to our other quarters of the fiscal year.  Historically, our average daily sales are highest in our first quarter (November through January) as a result of holiday pie sales while our fourth quarter (mid-July through October) records our lowest average daily sales.  Therefore, our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to those noted above, include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Consolidated Operations
(Unaudited)

	For the fiscal quarter ended
(in thousands)	January 25, 2007	January 26, 2006

Revenues:
Restaurant operations	$105,614	$104,126
Franchise operations	1,165	1,166
Manufacturing operations	12,478	6,840
Total revenues	119,257	112,132
Costs and expenses:
Restaurant costs:
Food	28,721	28,160
Labor	34,442	32,941
Other operating expenses	31,168	30,117
Franchise operating expenses	468	483
Manufacturing operating expenses	12,565	6,877
General and administrative expenses	6,611	6,442
Management fees	196	196
Loss on disposition of assets	11	10
Asset impairments	—	308
Total costs and expenses	114,182	105,534
Operating profit	5,075	6,598
Interest expense	(6,588)	(6,939)
Other income, net	438	171
Income before income taxes	(1,075)	(170)
Income tax benefit	—	(235)
Net (loss) income	(1,075)	65
Preferred stock dividends and accretion	(2,396)	(2,185)
Net loss attributable to common stockholders	$(3,471)	$(2,120)

The following table presents each revenue stream as a percentage of total revenue, cost and expenses as a percentage of each respective revenue stream and general and administrative expenses and operating profit as a percentage of total revenues.

	For the fiscal quarter ended
	January 25, 2007	January 26, 2006

Revenues:
Restaurant operations	88.6%	92.9%
Franchise operations	1.0	1.0
Manufacturing operations	10.4	6.1
Total revenues	100.0	100.0
Costs and expenses:
Restaurant costs:
Food(1)	27.2	27.0
Labor(1)	32.6	31.6
Other operating expenses(1)	29.5	28.9
Franchise operating expenses(2)	40.2	41.4
Manufacturing operating expenses(3)	100.7	100.5
General and administrative expenses	5.5	5.7
Operating profit	4.3%	5.9%

(1)    Restaurant costs percentages are based on restaurant operations revenues.

(2)    Franchise operating expense percentage is based on franchise operations revenues.

(3)    Manufacturing operating expense percentage is based on manufacturing operations revenues.

All other cost percentages are based on total revenues.

First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

Total revenues increased by $7.1 million, or 6.4%, to $119.3 million in fiscal 2007’s first quarter, from $112.1 million for the same period in fiscal 2006.  This increase was primarily due to the increase in third party pie sales, which increased $5.6 million or 82.4%, to $12.5 million, which was primarily a result of the addition of a large customer at the end of the first quarter of fiscal 2006.  Overall restaurant revenues increased from sales at the 18 new restaurants, net of closures, opened or acquired since the end of the first quarter of 2006.  Restaurant revenues were negatively impacted by declining same unit sales.  Same unit restaurant sales for the first quarter of 2007 declined 4.0% versus the previous year’s first quarter.  Same unit restaurant sales for Village Inn and Bakers Square decreased 3.5% and 4.4%, respectively.  Average guest spending decreased 5.3% at Village Inn and 8.6% at Bakers Square in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Food costs increased by $0.6 million, or 2.0%, to $28.7 million in the first quarter of fiscal 2007, from $28.2 million for the first quarter of fiscal 2006.  Food costs as a percentage of restaurant revenues increased slightly to 27.2% for the first quarter of fiscal 2007 from 27.0% for the first quarter of fiscal 2006.

Labor costs increased by $1.5 million, or 4.6%, to $34.4 million in the first quarter of fiscal 2007, from $32.9 million for the first quarter of fiscal 2006.  Labor costs as a percentage of restaurant revenues increased to 32.6% from 31.6% over these periods.  The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

The federal legislation regarding the proposed increase in the minimum wage rate currently is under discussion in both the United States House of Representatives and the United States Senate, and if this legislation is adopted we expect that it would increase labor costs.

Other operating expenses increased by $1.1 million, or 3.5%, to $31.2 million in the first quarter of fiscal 2007 from $30.1 million for the first quarter of fiscal 2006. Other operating expenses as a percentage of restaurant revenues increased to 29.5% from 28.9% over these periods. This increase was primarily driven by higher occupancy costs associated with new store growth.

Manufacturing operating expenses increased by $5.7 million, or 82.6%, to $12.6 million in the first quarter of fiscal 2007 from $6.9 million for the first quarter of fiscal 2006. This increase was primarily due to higher third party pie sales associated with the addition of the large customer at the end of the first quarter of 2006. Manufacturing operating expenses as a percentage of manufacturing revenues increased from 100.5% to 100.7% over these periods.  Both variable and fixed costs are allocated to external sales. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales.

General and administrative expenses increased $0.2 million, or 2.6%, to $6.6 million for the first quarter of fiscal 2007 from $6.4 million for the first quarter of fiscal 2006. The increase resulted primarily from an increase in the broker fees related to third party pie sales.  The increase was also attributed to reduced travel and capitalization of internal architecture and construction costs as a result of fewer stores under construction, resulting in such costs being reflected as period costs.  As a percentage of total revenues, general and administrative expenses were 5.5% in the first quarter of fiscal 2007 and 5.7% in the first quarter of fiscal 2006.

Impairment expense was $0.3 million in the first quarter of 2006 due to the write down of three restaurant locations.  During the first quarter of fiscal 2007, there was no impairment charge.

Operating profit decreased by $1.5 million, or 22.7%, to $5.1 million in the first quarter of fiscal 2007, from $6.6 million for the first quarter of fiscal 2006. Operating profit as a percentage of total revenues for the first quarter of fiscal 2007 decreased to 4.3% from 5.9% over the first quarter of fiscal 2006.

Interest expense decreased by $0.4 million or 4.5%, to $6.6 million in the first quarter of fiscal 2007 from $6.9 million for the first quarter of fiscal 2006.  The decrease was due to change in the estimated useful lives of buildings during the third quarter of fiscal 2006.  This change removed the Company’s ability to control the property through at least 90% of its economic life for 26 of our 126 restaurants accounted for using the financing method. As a result, the Company recognized the “sale” of these 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with SFAS No. 98, “Accounting for Leases”.  The effect of this change was a reduction in the Company’s financing obligation of $30.5 million therefore reducing interest expense prospectively.

Income tax benefit for the first quarter of fiscal 2006 was $0.2 million.  The effective tax rate was 0.0% for the first quarter of fiscal 2007 compared to 138.2% for the first quarter of fiscal 2006.  The provision/benefit differ from our statutory rate of approximately 40% due to general business credits that we earn from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.  During the first quarter of fiscal 2007 the Company recorded a valuation allowance of $0.6 million for FICA tip credits and net operating carry forwards for which it is more likely than not that a tax benefit will not be realized.  The valuation allowance has been determined based on reversals of our existing deferred tax items and our estimates of future taxable income by each jurisdiction in which we operate as a result of available tax planning strategies.  In the event that actual results differ from these estimates, we are unable to implement certain tax planning strategies or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position.

Net income decreased by $1.2 million to a net loss of $1.1 million in the first quarter of fiscal 2007 compared to net income of $0.1 million in the first quarter of fiscal 2006.

Preferred stock dividends and accretion increased by $0.2 million to $2.4 million in the first quarter of fiscal 2007 from $2.2 million for the first quarter of fiscal 2006 as a result of the compounding effect of unpaid preferred stock dividends.

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

For the balance of fiscal 2007, we anticipate capital expenditures and net build-to-suit construction of approximately $16.5 million, reflecting further acceleration of our new unit growth.  Of this amount, $3.5 million is expected to be spent on new store construction, $4.6 million for remodels and the remainder on capital maintenance and other support related projects.   We currently expect to open an estimated 9 new stores in fiscal 2007, including the five units that we opened in the first quarter.

In connection with our new restaurant development program, we have entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties for us and lease the properties to us upon completion.  Under these agreements, we generally are responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On January 25, 2007, we had outstanding receivables of $3.3 million relating to these types of agreements.  In certain of these agreements, we are obligated to purchase the property in the event that we are unable to complete the construction within a specified time frame, and are also responsible for cost overruns above specified amounts.

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

On January 25, 2007, we had issued letters of credit aggregating $7.4 million and had no borrowings outstanding under the senior secured revolving credit facility.  The senior secured revolving credit facility permits borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the principal amount of the senior secured term loan.  Under this formula, as of January 25, 2007, we had the ability to borrow the full $30 million, less the amount of outstanding letters of credit, under the senior secured revolving credit facility, or $22.6 million.   The senior secured credit facility requires the Company to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  As of January 25, 2007, we were in compliance with these requirements.

On February 16, 2007 we entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  In addition, the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended, and the interest rate margins associated with both base rate and LIBOR borrowings were reduced.

We are the prime lessee under various operating leases for land, building and equipment for Company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated first parties. These leases have initial terms ranging from 15 to 30 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through June 2028.

We have guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $1.9 million as of January 25, 2007.

As of January 25, 2007, our commitments with respect to the above obligations were as follows (in millions):

	Payments due by periods
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$15.0	$—	$15.0	$—	$—
10-1/2% senior unsecured notes	126.5	—	—	126.5	—
Total long-term debt	141.5	—	15.0	126.5	—
Capital lease obligations(1) (2)	0.2	0.1	0.1	—	—
Operating lease obligations(2)	198.1	24.9	46.7	39.5	87.0
Deemed landlord financing liability(1) (2)	259.0	11.5	23.4	24.4	199.7
Other debt(3)	0.6	0.6	—	—	—
Letters of credit(4)	7.4	7.4	—	—	—
Purchase commitments(5)	5.1	5.1	—	—	—
Total	$611.9	$49.6	$85.2	$190.4	$286.7

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

(5)          We have commitments under contracts for the purchase of property and equipment.  Portions of such contracts not completed at January 25, 2007 as noted in the table above were not reflected as assets or liabilities in our consolidated financial statements.

Sources and Uses of Cash

The following table presents a summary of our cash flows from operating, investing and financing activities for the first quarters of fiscal 2007 and 2006  indicated (in millions):

	January 25,	January 26,
	2007	2006

Net cash provided by operating activities	$14.9	$13.0
Net cash used in investing activities	(2.1)	(9.9)
Net cash used in financing activities	(12.9)	(3.4)

Net decrease in cash and cash equivalents	$(0.1)	$(0.3)

Operating Activities

For the first quarter of fiscal 2007, cash flows from operating activities increased $1.9 million compared to the first quarter of fiscal 2006.  The increase resulted primarily from increased collections on receivables and reduction of inventory levels, partially offset by payments related to new store construction.  Receivable and inventory balances trend higher during the November and December holiday season.

Investing Activities

Our capital expenditures, excluding amounts related to assets under financing obligations, for the first quarters of fiscal 2007 and 2006 were comprised of the following (in millions):

	January 25, 2007	January 26, 2006

New store construction	$1.1	$2.1
Existing store remodel and refurbishment	0.2	0.4
Store capital maintenance	0.9	1.3
Pie production facility capital maintenance	0.5	0.1
Corporate related	—	0.1
Purchase of property and equipment	$2.7	$4.0

In addition to the capital expenditures noted above, we spent $0.2 million for assets under deemed finance liability during the first quarter of fiscal 2007 compared to $5.2 million in the first quarter of fiscal 2006.  We opened five new restaurants in the first quarter of fiscal 2007 and opened ten new restaurants in the first quarter of fiscal 2006, including the four units acquired from a franchisee. However, we also had an additional eight locations under construction at the end of the first quarter of fiscal 2007.

Financing Activities

We used cash in financing activities of $12.9 million during the first quarter of fiscal 2007, consisting principally of the repayment of all $12.9 million of outstanding borrowings under our revolving line of credit at November 2, 2006, partially offset by proceeds from deemed landlord financing transactions.

We used cash in financing activities of $3.4 million during the first quarter of fiscal 2006, consisting principally of the repayment of all $13.0 million of outstanding borrowings under our revolving line of credit at November 3, 2005 and payments for the repurchase of stock of $0.7 million, partially offset by $4.1 million of proceeds from deemed landlord financing transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Annual Report on Form 10-K for the fiscal year ended November 2, 2006 related to the Company’s exposure to market risk from interest rates or changes in food commodity prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 84-day period prior to the filing date of this report, our management, under the supervision of our Chairman of the Board and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based upon their evaluation, our Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II — OTHER INFORMATION

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)                                  Exhibits

31.1                           Certification by our Chairman of the Board with respect to our Form 10-Q for the quarterly period ended January 25, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 25, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications by our Chairman of the Board and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended January 25, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 and Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the first quarter of fiscal 2007 ended January 25, 2007, we filed the following reports on Form 8-K:

Current report on Form 8-K on January 26, 2007, announcing the fourth quarter and year end results of fiscal 2006 ended November 2, 2006.

Subsequent to the first quarter of fiscal 2007 ended January 25, 2007, we filed the following reports on Form 8-K:

Current report on Form 8-K on February 22, 2007, announcing second amendment to the Company’s Amended and Restated Loan and Security Agreement dated April 14, 2004.

Current report on Form 8-K on March 5, 2007, announcing the resignation of the Chief Executive Officer from the Company and from the Board of Directors and the appointment of Kenneth Keymer as Chief Executive Officer.

Current report on Form 8-K on March 9, 2007, announcing the financial results for the first quarter 2007 ended January 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: March 9, 2007

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Adminstrative Officer
(Principal Financial and Accounting Officer)