Form 10-Q
period 2007-04-19
VICORP RESTAURANTS INC
filed 2007-05-31
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2007

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).                                                                                   YES  ☐                                                             NO  ☒

Number of shares of Common Stock, $0.0001 par value, outstanding at May 31, 2007: 1,361,753, excluding treasury shares.

VICORP RESTAURANTS, INC.

April 19, 2007

PART I – FINANCIAL STATEMENTS

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	April 19, 2007	November 2, 2006
Assets
Current assets:
Cash and cash equivalents	$2,360	$1,938
Receivables, net	9,505	12,497
Inventories	11,616	16,459
Deferred income taxes, short-term	2,360	2,387
Prepaid expenses and other current assets	3,772	4,476
Prepaid rent	1,259	2,459
Income tax receivable	290	1,180
Total current assets	31,162	41,396
Property and equipment, net	88,049	94,234
Assets under deemed landlord financing liability, net	99,511	99,884
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	9,751	10,071
Deferred income taxes	2,650	2,623
Other non-current assets, net	11,535	12,553
Total assets	$377,139	$395,242
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$311	$847
Unpresented checks	4,174	7,363
Accounts payable	13,264	15,931
Accrued compensation	8,346	8,170
Accrued taxes	8,798	7,049
Build-to-suit liability	500	2,549
Other accrued expenses	12,820	12,175
Total current liabilities	48,213	54,084
Long-term debt, net of current maturities	148,232	153,181
Capitalized lease obligations, net of current maturities	239	140
Deemed landlord financing liability	108,565	108,033
Other non-current liabilities	16,005	15,402
Total liabilities	321,254	330,840
Commitments and contingencies (Note 5)
Stock subject to repurchase	1,055	1,055
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,943 shares issued and outstanding at April 19, 2007 and November 2, 2006, respectively (aggregate liquidation preference of $102,819 and $97,971, respectively)	103,349	98,501
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,361,753 shares issued and outstanding at April 19, 2007 and November 2, 2006, respectively	—	—
Paid-in capital	2,446	2,446
Treasury stock, at cost, 1,371.87 shares of preferred stock and 140,490 shares of common stock at April 19, 2007 and November 2, 2006, respectively	(1,057)	(1,057)
Accumulated deficit	(49,908)	(36,543)
Total stockholders’ equity	54,830	63,347
Total liabilities and stockholders’ equity	$377,139	$395,242

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	For the 84 days ended		For the 168 days ended
	April 19,	April 20,	April 19,	April 20,
	2007	2006	2007	2006

Revenues:
Restaurant operations	$99,250	$98,116	$204,795	$202,242
Franchise operations	1,169	1,165	2,335	2,331
Manufacturing operations	9,531	6,883	22,009	13,723
Total revenues	109,950	106,164	229,139	218,296

Costs and expenses:
Restaurant costs:
Food	26,447	24,583	55,168	52,743
Labor	35,019	33,333	69,461	66,274
Other operating expenses	29,919	28,503	61,007	58,620
Franchise operating expenses	489	503	958	986
Manufacturing operating expenses	9,350	6,907	21,915	13,785
General and administrative expenses	7,019	6,664	13,655	13,099
Management fees – related party	196	196	392	392
Employee severance	500	—	500	—
Loss on disposition of assets	413	161	409	177
Asset impairments	1,555	513	1,555	821
Operating (loss) profit	(957)	4,801	4,119	11,399
Interest expense	(6,578)	(7,090)	(13,166)	(14,029)
Other income, net	92	113	530	284
Loss before income taxes	(7,443)	(2,176)	(8,517)	(2,346)
Income tax benefit	—	(886)	—	(1,121)
Net loss	(7,443)	(1,290)	(8,517)	(1,225)
Preferred stock dividends and accretion	(2,452)	(2,242)	(4,848)	(4,427)
Net loss attributable to common stockholders	$(9,895)	$(3,532)	$(13,365)	$(5,652)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	For 168 days ended
	April 19,	April 20,
	2007	2006
Operating activities:
Net loss	$(8,517)	$(1,225)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	9,230	10,340
Asset impairments	1,555	821
Amortization of financing costs and original issue discounts	586	577
Loss on disposition of assets	409	177
Deferred income tax benefit	—	582
Amortization of deferred gain/loss	13	—
Accretion of interest on deemed landlord financing obligations	154	281
Changes in operating assets and liabilities:
Receivables, net	3,620	1,151
Inventories	4,843	1,452
Unpresented checks	(3,189)	(3,336)
Accounts payable	(2,667)	(1,120)
Accrued compensation	176	371
Other current assets and liabilities	4,296	4,565
Other non-current assets and liabilities, net	1,133	1,353
Net cash provided by operating activities	11,642	15,989
Investing activities:
Acquisition of franchisee restaurants	—	(650)
Purchase of property and equipment	(5,240)	(11,356)
Purchase of assets under deemed landlord financing liability	(1,083)	(7,310)
Purchase of build-to-suit assets	(640)	—
Proceeds from build-to-suit reimbursements	1,528	—
Net cash (used in) investing activities	(5,435)	(19,316)
Financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(59,004)	(23,143)
Proceeds from issuance of debt	53,260	22,150
Proceeds from deemed landlord financing	31	4,920
Debt amendment costs	(72)	—
Payments for repurchase of stock	—	(745)
Net cash (used) provided in financing activities	(5,785)	3,182
Increase (decrease) in cash and cash equivalents	422	(145)
Cash and cash equivalents at beginning of period	1,938	2,099
Cash and cash equivalents at end of period	$2,360	$1,954

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$13,385	$14,255
Income taxes	3	846

Supplemental disclosures of non-cash investing and financing activities:
Deemed landlord / build-to-suit reimbursements not yet received	$3,533	$4,933
Deemed landlord / build-to-suit financing—third party direct pays	983	3,892
Capital lease – equipment	156	—

Preferred stock dividends and accretion	$4,848	$4,427

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

April 19, 2007

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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name.  At April 19, 2007, the Company operated 316 Company-owned restaurants in 17 states.  Of the Company-owned restaurants, 147 are Bakers Square restaurants and 169 are Village Inn restaurants, with an additional 93 franchised Village Inn restaurants in 18 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest. In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the quarter ended April 19, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2007.  The consolidated balance sheet at November 2, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 2, 2006, included on Form 10-K.

Fiscal Periods

The Company utilizes a fiscal year based on thirteen periods whereby the last day of the fiscal year is the nearest Thursday to October 31st.  Each period consists of four weeks, beginning on the first Friday following fiscal year end.  Each quarter consists of three periods each, with the fourth quarter having four periods.  The second quarter of fiscal 2007 and 2006 ended on April 19, 2007 and April 20, 2006, respectively.

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

Effective November 3, 2006, the Company adopted the provisions of SFAS  No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For purposes of SFAS 123(R), the Company is considered a non-public filer because it is an entity that has only debt securities trading in a public market and as such, the adoption date was for the first fiscal year beginning after December 15, 2005. As there have been no grants of share-based payments since the adoption of SFAS123(R) and there was no unamortized compensation expense at the date of adoption, there is no effect on the consolidated financial statements for the 168 days ended April 19, 2007 and April 20, 2006, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance set forth under FIN 48 must be applied to financial reports covering the first fiscal year beginning after December 15, 2006, therefore the Company will adopt this guidance in fiscal 2008.  The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

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

On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe such adoption will have a material impact on the consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006; therefore, the Company adopted this guidance in the second quarter of fiscal 2007.  As it is the accounting policy of the Company to present such taxes on the income statement on a net basis, such adoption is not expected to affect current disclosures.

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

2.     Inventories

Inventories are stated at the lower of cost (which is determined using standard cost which approximates a first-in, first-out basis) or market and consist of food, paper products and supplies.  Inventories consisted of the following:

	April 19,	November 2,
(in thousands)	2007	2006
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,294	$6,453
Finished goods	2,950	6,940
	8,244	13,393
Restaurant inventories	3,372	3,066
Total inventories	$11,616	$16,459

3.     Receivables, net

Receivables, net consisted of the following:

(in thousands)	April 19, 2007	November 2, 2006

Trade receivables	$5,713	$8,249
Construction receivables	3,533	3,797
Other receivables	398	591
Allowance for doubtful accounts	(139)	(140)
Receivables, net	$9,505	$12,497

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

On February 16, 2007 the Company entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  Prior to the February 16, 2007 amendment, the senior secured revolving credit facility permitted borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original principal amount of the senior secured term loan.  Under this formula, the Company had the ability to borrow the full $30 million, less the amount of outstanding letters of credit and less the amounts borrowed under the senior secured revolving credit facility. Under the amended formula, the Company had the ability to borrow the full $35.0 million, less the amount of outstanding letters of credit, $7.4 million, and less the amounts borrowed under the senior secured revolving credit facility, $7.6 million, or $20.0 million as of April 19, 2007.

The senior secured credit facility requires the Company to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  Under the February 16, 2007 amendment, the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended, and the interest rate margins associated with both base rate and LIBOR borrowings were reduced.  As of April 19, 2007, the Company was in compliance with these requirements.

5.     Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. The Company had an insurance reserve liability of $9.3 million and $8.9 million recorded as of April 19, 2007 and November 2, 2006, respectively.  Traditional insurance coverage is obtained for catastrophic losses.  Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported.  Such estimates utilize prior company history and actuarial assumptions followed in the insurance industry.  As of April 19, 2007, the Company had placed letters of credit totaling approximately $7.4 million, associated with its insurance programs.

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

The Company is currently a defendant in two purported class action claims in California.  The first purported class action was brought in March 2006 by two former managers and alleges that the Company violated California law with regard to unpaid overtime, compensation for missed meals and rest periods, civil penalties for failure to provide itemized wage statements, failure to provide notice on paychecks where paychecks may be cashed without any fees, and unfair business practices.  The classes and subclasses alleged in the action have not been certified by the court at the current stage of the litigation but generally are claimed to be persons who have been employed since February 1, 2005, in the position of restaurant managers, persons who have been employed in California since March 15, 2002, in any capacity who received a payroll check in California, and all restaurant managers who  have ended their employment with the Company prior to the effective date of any settlement, judgment, or other resolution of the action.  No dollar amount in damages is requested in the Complaint and the Complaint seeks statutory damages, and attorneys’ fees in an unspecified amount.  The Company intends to vigorously defend this action.

The second purported class action was brought in April 2006 by a former employee and alleges the Company violated California laws with regard to failure to pay vested vacation pay and unfair business practices.  The class alleged is any person who has been employed by the Company in California at any time from four years prior to the filing of the class action to date of trial.  In the fourth quarter of fiscal 2006, the Company accrued $600,000 as the estimated cost of settling this action.  The Company entered into a final settlement of this class action litigation which was accepted by the courts on April 24, 2007 approximately for the $600,000 previously accrued, which includes the settlement amount, attorney’s and administrative fees.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $1.8 million as of April 19, 2007.  The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $3.6 million as of April 19, 2007.

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

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. The Company has not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, the Company will accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when the obligation is both probable and reasonably estimable.

6.     Asset Impairments, Asset Disposals and Related Costs

Each quarter, management assesses various factors relevant to its restaurant assets, including undiscounted projected cash flows and the historical performance trends at the operating locations. If the carrying value of the restaurant assets exceed the undiscounted cash flows for a location, the carrying value of the assets are reduced to fair market value if the carrying costs exceed the estimated fair market value.  During the quarter ended April 19, 2007, there was a $1.6 million impairment charge related to the write-down of assets for eight restaurants. During the quarter ended April 20, 2006, the Company recorded a $0.5 million impairment charge related to the write-down of assets for 6 restaurant locations and for the two quarters ended April 20, 2006 the Company recorded a $0.8 million impairment charge on 11 restaurant locations.

As of April 19, 2007 and November 2, 2006, the Company had recorded a reserve for closed/subleased restaurant locations of approximately $0.6 million and $0.6 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the five restaurant locations to which this reserve relates, four of such locations were subleased as of April 19, 2007.

7.     Deemed Landlord Financing Liability

For many of the build-to-suit projects, the Company is considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”),” because the Company is deemed to have substantially all of the construction period risk.  At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease.  However, many of the Company’s real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of the deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method.  Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest.  Of the eight restaurants opened during fiscal 2007, two units are accounted for under the financing method, three units were not subject to EITF 97-10, which are considered regular operating leases and an additional three units qualified for sale leaseback treatment.  The Company recognized the “sale” of these three additional units in the first quarter of fiscal 2007 and on a year-to-date basis by removing both the assets and built-to-suit liability associated with the restaurants and recording any gain or loss in accordance with FASB SFAS No. 98, “Accounting for Leases” (“SFAS No. 98”). The leases were then tested under the provisions of SFAS No. 13 “Accounting for Leases” (“SFAS No. 13”) for treatment as capital or operating leases.  The leases qualified as operating and deferred rent was recorded in accordance with SFAS No. 98 and SFAS No.13. The effect of this change was a reduction in the Company’s build-to-suit liability of $3.6 million in the first quarter of fiscal 2007 and on a year-to-date basis, a reduction of property, plant and equipment of $3.7 million in the first quarter of fiscal 2007 and on a year-to-date basis, and a net loss on the transactions of $0.1 million in the first quarter of fiscal 2007 and on a year-to-date basis. The net loss has been deferred and will be amortized to rent expense over the remaining reasonably assured lease term in accordance with SFAS No. 13.

8.              Acquisitions

The Company purchased the assets of four restaurants during the first quarter of fiscal 2006 from a franchisee in Oklahoma for $0.7 million.  The Company purchased one additional restaurant from the same franchisee during the second quarter of fiscal 2006.

9.              Stock Repurchase

In January 2006, the Company agreed to repurchase shares of common stock and preferred stock that had been previously acquired by former officers.  The aggregate purchase price paid to the former officers was approximately $0.7 million.

10.  Employee Severance and Executive Incentive Program

In April 2007, the Company recorded a severance charge of $0.5 million related to a severance charge due to the departure of one of the Company’s officers.

In May 2007, the Company entered into an employment agreement with the Company’s Chief Executive Officer, effective April 5, 2007.  As part of the employment agreement, the Executive is entitled to an appreciation payment in an amount equal to a specified percentage of the appreciation amount, which vests ratably over five years

11.  Income Taxes

(in thousands)	April 19, 2007	November 2, 2006

Deferred income taxes, short-term	$2,360	$2,387
Deferred income taxes, long-term	2,650	2,623
Total deferred income taxes	$5,010	$5,010

The Company recorded an additional valuation allowance of $3.3 million during the second quarter of fiscal 2007 and $3.9 million for the 168 days ended April 19, 2007, respectively, for FICA tip credits and net operating loss carry forwards for which it is more likely than not that a tax benefit will not be realized.  The valuation allowance has been determined based on reversals of the Company’s existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies.  In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

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

Company Profile

The Company operates family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of April 19, 2007, the Company, which was founded in 1958, had 409 restaurants in 25 states, consisting of 316 company-operated restaurants and 93 franchised restaurants.  The Company also produces premium pies at three strategically located facilities that serve the restaurants and sell to third parties.

Village Inn restaurants are known for serving fresh breakfast items throughout the day, and have leveraged the breakfast heritage to include traditional American fare at lunch and dinner. Bakers Square restaurants have built upon the reputation of signature pies to offer quality meals at breakfast, lunch and dinner. The broad offering of affordable menu items is designed to appeal to a demographically diverse customer base, including families, senior citizens and other value-oriented diners.

The following table sets forth the changes to the number of Company-operated and franchised restaurants for the periods presented below.

(units)	April 19, 2007	April 20, 2006
Village Inn Company-operated restaurants:
Beginning of period	161	135
Openings/Purchases	8	16
Closings	—	(1)
End of period	169	150

Bakers Square Company-operated restaurants:
Beginning of period	148	152
Openings	—	—
Closings	(1)	(2)
End of period	147	150

Total Company-operated restaurants	316	300

Village Inn franchised restaurants:
Beginning of period	95	100
Closings/Sales	(2)	(4)
End of period	93	96

Total restaurants	409	396

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

Financial Summary for the 84 Days ended April 19, 2007 compared to the 84 Days ended April 20, 2006

•                  Combined same store sales declined 3.4% compared to the prior year.  Village Inn same store sales declined 1.2% and Bakers Square same store sales declined 5.6% compared to the prior year.

•                  There are 16 new restaurants, net of closures, opened or acquired since the end of the second quarter of fiscal 2006.

•                  Revenues in the second quarter of fiscal 2007 increased by 3.6% to $110.0 million.

•                  Operating profit decreased from $4.8 million in the second quarter of fiscal 2006 to a $1.0 million loss for the same period in 2007.

•                  Net loss also increased from $1.3 million in the second quarter of fiscal 2006 to a net loss of $7.4 million in the second quarter of fiscal 2007.

Financial Summary for the 168 Days ended April 19, 2007 compared to the 168 days ended April 20, 2006

•                  Combined same store sales declined 3.7% compared to the prior year.  Village Inn same store sales declined 2.3% and Bakers Square same store sales declined 5.0% compared to the prior year.

•                  There are 16 new restaurants, net of closures, opened or acquired since the end of the second quarter of fiscal 2006.

•                  Revenues in fiscal 2007 increased by 4.9% to $229.1 million.

•                  Operating profit decreased from $11.4 million in fiscal 2006 to $4.1 million in fiscal 2007.

•                  Net loss increased from $1.2 million in fiscal 2006 to a net loss of $8.5 million in fiscal 2007.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year-ended November 2, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance set forth under FIN 48 must be applied to financial reports covering the first fiscal year beginning after December 15, 2006, therefore the Company will adopt this guidance in fiscal 2008.  The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the roll over method.  The guidance set forth under SAB 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006; therefore the Company will adopt this guidance in the fourth quarter of fiscal 2007. The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

On September 18, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe such adoption will have a material impact on the consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006; therefore, the Company adopted this guidance in the second quarter of fiscal 2007.  As it is the accounting policy of the Company to present such taxes on the income statement on a net basis, such adoption is not expected to affect current disclosures.

Factors Affecting Comparability

The fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks.  The second quarter of fiscal 2007 and 2006 each consisted of 12 weeks, or 84 days and fiscal 2007 and 2006 consist of 52 weeks or 364 total days.

Seasonality

Sales fluctuate seasonally and as mentioned previously, the quarters do not all have the same time duration.  Specifically, the fourth quarter generally has an extra three to four weeks compared to other quarters of the fiscal year. Historically, average daily sales are highest in the first quarter (November through January) as a result of holiday pie sales while fourth quarter (mid-July through October) records the lowest average daily sales.  Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to those noted above, include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Consolidated Operations

(Unaudited)

	For the 84 days ended		For the 168 days ended
(in thousands)	April 19, 2007	April 20, 2006	April 19, 2007	April 20, 2006

Revenues:
Restaurant operations	$99,250	$98,116	$204,795	$202,242
Franchise operations	1,169	1,165	2,335	2,331
Manufacturing operations	9,531	6,883	22,009	13,723
Total revenues	109,950	106,164	229,139	218,296
Costs and expenses:
Restaurant costs:
Food	26,447	24,583	55,168	52,743
Labor	35,019	33,333	69,461	66,274
Other operating expenses	29,919	28,503	61,007	58,620
Franchise operating expenses	489	503	958	986
Manufacturing operating expenses	9,350	6,907	21,915	13,785
General and administrative expenses	7,019	6,664	13,655	13,099
Management fees – related party	196	196	392	392
Employee severance	500	—	500	—
Loss on disposition of assets	413	161	409	177
Asset impairments	1,555	513	1,555	821
Total costs and expenses	110,907	101,363	225,020	206,897
Operating (loss) profit	(957)	4,801	4,119	11,399
Interest expense	(6,578)	(7,090)	(13,166)	(14,029)
Other income, net	92	113	530	284
Loss before income taxes	(7,443)	(2,176)	(8,517)	(2,346)
Income tax benefit	—	(886)	—	(1,121)
Net loss	(7,443)	(1,290)	(8,517)	(1,225)
Preferred stock dividends and accretion	(2,452)	(2,242)	(4,848)	(4,427)
Net loss attributable to common stockholders	$(9,895)	$(3,532)	$(13,365)	$(5,652)

The following table presents each revenue stream as a percentage of total revenue, cost and expenses as a percentage of each respective revenue stream and general and administrative expenses and operating profit as a percentage of total revenues.

	For the 84 days ended		For the 168 Days ended
	April 19, 2007	April 20, 2006	April 19, 2007	April 20, 2006

Revenues:
Restaurant operations	90.3%	92.4%	89.4%	92.6%
Franchise operations	1.1	1.1	1.0	1.1
Manufacturing operations	8.6	6.5	9.6	6.3
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food (1)	26.6	25.1	26.9	26.1
Labor (1)	35.3	34.0	33.9	32.8
Other operating expenses (1)	30.1	29.1	29.8	29.0
Franchise operating expenses (2)	41.8	43.2	41.0	42.3
Manufacturing operating expenses (3)	98.1	100.3	99.6	100.5
General and administrative expenses	6.4	6.3	6.0	6.0
Operating (loss) profit	(0.9)%	4.5%	1.2%	5.2%

(1)  Restaurant costs percentages are based on restaurant operations revenues.

(2)  Franchise operating expense percentage is based on franchise operations revenues.

(3)  Manufacturing operating expense percentage is based on manufacturing operations revenues.

All other cost percentages are based on total revenues.

Second Quarter Results:  84 Days ended April 19, 2007 Compared to the 84 Days ended April 20, 2006

Total revenues increased by $3.8 million, or 3.6%, to $110.0 million in the second quarter of fiscal 2007, from $106.2 million for the same period in fiscal 2006.  This increase was primarily due to the increase in third party pie sales, which increased $2.6 million or 37.7%, to $9.5 million compared to $6.9 million in the same period in fiscal 2006, which was primarily a result of the addition of a large customer at the end of the first quarter of fiscal 2006.  Overall restaurant revenues increased from sales at the 16 new restaurants, net of closures, opened or acquired since the end of the second quarter of 2006.  Restaurant revenues were negatively impacted by declining same unit sales.  Same unit restaurant sales for the second quarter of 2007 declined 3.4% versus the previous year’s second quarter.  Same unit restaurant sales for Village Inn and Bakers Square decreased 1.2% and 5.6%, respectively.  Average guest spending increased 2.8% at Village Inn and 1.0% at Bakers Square in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.

Food costs increased by $1.8 million, or 7.3%, to $26.4 million in the second quarter of fiscal 2007, from $24.6 million for the second quarter of fiscal 2006.  Food costs as a percentage of restaurant revenues increased to 26.6% for the second quarter of fiscal 2007 from 25.1% for the second quarter of fiscal 2006 primarily due to higher commodity prices and product mix.

Labor costs increased by $1.7 million, or 5.1%, to $35.0 million in the second quarter of fiscal 2007, from $33.3 million for the second quarter of fiscal 2006.  Labor costs as a percentage of restaurant revenues increased to 35.3% from 34.0% over these periods.  The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases in several states, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

The increase in the federal minimum wage rate, signed by the President in May 2007, is not expected to materially increase labor costs.

Other operating expenses increased by $1.4 million, or 4.9%, to $29.9 million in the second quarter of fiscal 2007 from $28.5 million for the second quarter of fiscal 2006. Other operating expenses as a percentage of restaurant revenues increased to 30.1% from 29.1% over these periods. This increase was primarily driven by higher occupancy costs associated with new store growth.

Manufacturing operating expenses increased by $2.5 million, or 36.2%, to $9.4 million in the second quarter of fiscal 2007 from $6.9 million for the second quarter of fiscal 2006. This increase was primarily due to higher third party pie sales associated with the addition of a large customer at the end of the first quarter of 2006. Manufacturing operating expenses as a percentage of manufacturing revenues decreased from 100.3% to 98.1% over these periods primarily due to more favorable variable gross margins due to labor efficiencies.  Both variable and fixed costs are allocated to external sales. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales.

General and administrative expenses increased $0.3 million, or 4.5%, to $7.0 million for the second quarter of fiscal 2007 from $6.7 million for the second quarter of fiscal 2006. The increase was primarily attributed to reduced travel and capitalization of internal architecture and construction costs as a result of fewer stores under construction, resulting in such costs being reflected as period costs.  The increase also resulted from an increase in the broker fees related to third party pie sales.   As a percentage of total revenues, general and administrative expenses for the second quarter of fiscal 2007 were consistent at 6.4% compared to 6.3% in the second quarter of fiscal 2006.

Employee severance in the second quarter of fiscal 2007 related primarily to a severance charge due to the departure of one of the Company’s officers.

Loss on disposition of assets increased $0.2 million to $0.4 million for the second quarter of fiscal 2007 from $0.2 million for the second quarter of fiscal 2006.   The increase resulted primarily from services related to site investigation, architectural and environmental research associated with properties that the Company has decided not to develop.

Impairment expense was $1.6 million in the second quarter of fiscal 2007 related to the write down of eight restaurant locations compared to $0.5 million in the second quarter of 2006 due to the write down of six restaurant locations.

Operating loss increased by $5.8 million from a $4.8 million operating profit for the second quarter of fiscal 2006 to a $1.0 million operating loss in the second quarter of fiscal 2007.

Interest expense decreased by $0.5 million or 7.0%, to $6.6 million in the second quarter of fiscal 2007 from $7.1 million for the second quarter of fiscal 2006.  The decrease was due to the Company recognizing the “sale”, in the third quarter of fiscal 2006, of 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with SFAS No. 98, “Accounting for Leases”.  The effect of this change was a reduction in the financing obligation of $30.5 million therefore reducing interest expense prospectively.

Income tax benefit for the second quarter of fiscal 2006 was $0.9 million.  The effective tax rate for the second quarter of fiscal 2006 was 40.7%.  The provision/benefit differ from the Company’s statutory rate of approximately 40% due to general business credits that the Company earns from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.  Consistent with the first quarter of fiscal 2007, the Company recorded a valuation allowance of $3.3 million in the second quarter of fiscal 2007 for FICA tip credits and net operating carry forwards for which it is more likely than not that a tax benefit will not be realized.  The valuation allowance has been determined based on reversals of the Company’s existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies. In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

Net loss increased to $7.4 million in the second quarter of fiscal 2007 compared to net loss of $1.3 million in the second quarter of fiscal 2006.

Preferred stock dividends and accretion increased by $0.3 million to $2.5 million in the second quarter of fiscal 2007 from $2.2 million for the second quarter of fiscal 2006 as a result of the compounding effect of unpaid preferred stock dividends.

Year-To-Date Results:  168 Days ended April 19, 2007 Compared to the 168 Days ended April 20, 2006

Total revenues increased by $10.8 million, or 4.9%, to $229.1 million in fiscal 2007 from $218.3 million in fiscal 2006.  This increase was primarily due to the increase in third party pie sales, which increased $8.3 million or 60.6%, to $22.0 million in fiscal 2007 from $13.7 million in fiscal 2006, which was primarily a result of the addition of a large customer at the end of the first quarter of fiscal 2006.  Overall restaurant revenues increased from sales at the 16 new restaurants, net of closures, opened or acquired since the end of the second quarter of 2006.  Restaurant revenues were negatively impacted by declining same unit sales.  Same unit restaurant sales declined 3.7% versus the previous year.  Same unit restaurant sales for Village Inn and Bakers Square decreased 2.3% and 5.0%, respectively.  Average guest spending increased 2.2% at Village Inn and 0.8% at Bakers Square in fiscal 2007 compared to fiscal 2006.

Food costs increased by $2.5 million, or 4.7%, to $55.2 million in fiscal 2007, from $52.7 million in fiscal 2006.  Food costs as a percentage of restaurant revenues increased to 26.9% for fiscal 2007 from 26.1% for the same period in fiscal 2006 primarily due to higher commodity prices and product mix.

Labor costs increased by $3.2 million, or 4.8%, to $69.5 million in fiscal 2007, from $66.3 million in fiscal 2006.  Labor costs as a percentage of restaurant revenues increased to 33.9% from 32.8% over these periods.  The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

The increase in the federal minimum wage rate, signed by the President in May 2007, is not expected to materially increase labor costs.

Other operating expenses increased by $2.4 million, or 4.1%, to $61.0 million in fiscal 2007 from $58.6 million in fiscal 2006. Other operating expenses as a percentage of restaurant revenues increased to 29.8% from 29.0% over these periods. This increase was primarily driven by higher occupancy costs associated with new store growth.

Manufacturing operating expenses increased by $8.1 million, or 58.7%, to $21.9 million in fiscal 2007 from $13.8 million in fiscal 2006. This increase was primarily due to higher third party pie sales associated with the addition of a large customer at the end of the first quarter of 2006. Manufacturing operating expenses as a percentage of manufacturing revenues decreased from 100.5% to 99.6% over these periods due primarily to favorable labor efficiencies in fixed overhead costs slightly offset by lower variable gross margins in fiscal 2007.  Both variable and fixed costs are allocated to external sales. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales.

General and administrative expenses increased $0.6 million, or 4.6%, to $13.7 million for fiscal 2007 from $13.1 million for fiscal 2006. The increase resulted primarily from an increase in the broker fees related to third party pie sales.  The increase was also attributed to reduced travel and capitalization of internal architecture and construction costs as a result of fewer stores under construction, resulting in such costs being reflected as period costs.  As a percentage of total revenues, general and administrative expenses were 6.0% for fiscal 2007 and fiscal 2006.

Employee severance for fiscal 2007 related primarily to a severance charge due to the departure of one of the Company’s officers.

Loss on disposition of assets increased $0.2 million to $0.4 million for fiscal 2007 from $0.2 million for fiscal 2006.   The increase resulted primarily from services related to site investigation, architectural and environmental research associated with properties that the Company has decided not to develop.

Impairment expense during fiscal 2007 was $1.6 million related to the write down of eight restaurant locations compared to $0.8 million in the fiscal 2006 due to the write down of eleven restaurant locations.

Operating profit decreased by $7.3 million to $4.1 million in fiscal 2007 from $11.4 million in fiscal 2006.

Interest expense decreased by $0.8 million or 5.7%, to $13.2 million in fiscal 2007 from $14.0 million in fiscal 2006.  The decrease was due to the Company recognizing the “sale”, in the third quarter of fiscal 2006, of 26 units by removing both the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with SFAS No. 98, “Accounting for Leases”.  The effect of this change was a reduction in the financing obligation of $30.5 million therefore reducing interest expense prospectively.

Income tax benefit for fiscal 2006 was $1.1 million.  The effective tax rate was 47.8% for fiscal 2006.  The provision/benefit differ from the Company’s statutory rate of approximately 40% due to general business credits that the Company earns from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights.  During fiscal 2007, the Company recorded a valuation allowance of $3.9 million for FICA tip credits and net operating carry forwards for which it is more likely than not that a tax benefit will not be realized.  The valuation allowance has been determined based on reversals of existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies.  In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

Net loss increased by $7.3 million to $8.5 million in fiscal 2007 compared to $1.2 million in fiscal 2006.

Preferred stock dividends and accretion increased by $0.4 million to $4.8 million in fiscal 2007 from $4.4 million in fiscal 2006 as a result of the compounding effect of unpaid preferred stock dividends.

Liquidity and Capital Resources

Cash Requirements

The Company’s principal liquidity requirements are to continue to finance operations, service debt and fund capital expenditures for maintenance and expansion.  Cash flow from operations has historically been sufficient to finance continuing operations and meet normal debt service requirements.  However, the Company is highly leveraged and the ability to repay debt borrowings at maturity is likely to depend in part on the Company’s ability to refinance the debt when it matures, which will be contingent on continued successful operation of the business as well as other factors beyond the Company’s control, including the debt and capital market conditions at that time.

The Company’s cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly.  The timing of sales collections and vendor and labor payments are consistent with other companies engaged in the restaurant industry.

For the balance of fiscal 2007, the Company anticipates capital expenditures and net build-to-suit construction of approximately $9.0 million. The Company currently expects to open 9 new stores in fiscal 2007, including the eight units that opened in the first two quarters.

In connection with the new restaurant development program, the Company entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties and lease the properties to the Company upon completion.  Under these agreements, the Company is generally responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner.  These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above.  On April 19, 2007, the Company had outstanding receivables of $3.5 million relating to these types of agreements.  In certain of these agreements, the Company is obligated to purchase the property in the event the Company is unable to complete the construction within a specified time frame, and is also responsible for cost overruns above specified amounts.

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

On February 16, 2007 the Company entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  Prior to the February 16, 2007 amendment, the senior secured revolving credit facility permitted borrowings equal to the lesser of (a) $30.0 million and (b) 1.2 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the original principal amount of the senior secured term loan.  Under this formula, the Company had the ability to borrow the full $30 million, less the amount of outstanding letters of credit and less the amounts borrowed under the senior secured revolving credit facility. Under the amended formula, the Company had the ability to borrow the full $35.0 million, less the amount of outstanding letters of credit, $7.4 million, and less the amounts borrowed under the senior secured revolving credit facility, $7.6 million, or $20.0 million as of April 19, 2007.

The senior secured credit facility requires the Company to maintain or comply with a minimum Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation.  Under the February 16, 2007 amendment, the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended, and the interest rate margins associated with both base rate and LIBOR borrowings were reduced.  As of April 19, 2007, the Company was in compliance with these requirements.

In May 2007, the Company entered into an employment agreement with Mr. Kenneth Keymer, the Chief Executive Officer, effective April 5, 2007.  As part of the agreement, Mr. Keymer is entitled to an appreciation payment in an amount equal to a specified percentage of the appreciation amount that vests ratably over five years.

The Company is the prime lessee under various operating leases for land, building and equipment for Company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated first parties. These leases have initial terms ranging from 15 to 30 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through June 2027.

The Company has guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $1.8 million as of April 19, 2007.

As of April 19, 2007, the Company’s commitments with respect to the above obligations were as follows (in millions):

	Payments due by periods
		Less than	1-3		More than 5
	Total	one year	years	3-5 years	years
Senior secured credit facility	$22.6	$—	$22.6	$—	$—
10.5% senior unsecured notes	126.5	—	—	126.5	—
Total long-term debt	149.1	—	22.6	126.5	—
Capital lease obligations(1) (2)	0.4	0.1	0.2	0.1	—
Operating lease obligations(2)	192.3	24.9	46.7	38.5	82.2
Deemed landlord financing liability (1) (2)	258.1	11.6	23.7	24.6	198.2
Other debt (3)	0.2	0.2	—	—	—
Letters of credit (4)	7.4	7.4	—	—	—
Purchase commitments(5)	3.6	3.6	—	—	—
Total	$611.1	$47.8	$93.2	$189.7	$280.4

(1)          Amounts payable under capital leases and the deemed landlord financing liability represent gross lease payments, including both deemed principal and imputed interest components.

(2)          Many of the leases and financing obligations contain provisions that require additional rent payments contingent on sales performance and the payment of common area maintenance charges and real estate taxes.  Amounts in this table do not reflect any of these additional amounts.

(3)          Property insurance financing for one year.

(4)          Letters of credit outstanding primarily relate to guarantee performance under insurance contracts.  The letters of credit are irrevocable and have one-year renewable terms.

(5)          Purchase commitments primarily relate to purchase of property and equipment.  Portions of such contracts not completed at April 19, 2007 as noted in the table above were not reflected as assets or liabilities in the consolidated financial statements.

Sources and Uses of Cash

The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the 168 days ended April 19, 2007 and April 20, 2006 indicated (in millions):

	168 days ended	168 days ended
	April 19,	April 20,
	2007	2006

Net cash provided by operating activities	$11.6	$16.0
Net cash used in investing activities	(5.4)	(19.3)
Net cash (used in) provided by financing activities	(5.8)	3.2

Net increase (decrease) in cash and cash equivalents	$0.4	$(0.1)

Operating Activities

During fiscal 2007, cash flows from operating activities decreased $4.4 million compared to fiscal 2006 primarily due to the increased net loss offset by increased collections and lower inventory levels due to seasonality.

Investing Activities

Capital expenditures, excluding amounts related to assets under financing obligations, for fiscal 2007 and 2006, respectively, were comprised of the following (in millions):

	168 days ended	168 days ended
	April 19, 2007	April 20, 2006

New store construction	$2.2	$5.1
Existing store remodel and refurbishments	0.5	2.9
Store capital maintenance	1.4	3.3
Pie production facility capital maintenance	0.7	0.0
Corporate related	0.4	0.1
Purchase of property and equipment	$5.2	$11.4

In addition to the capital expenditures noted above, the Company spent $1.1 million for assets under deemed landlord financing liability during fiscal 2007 compared to $7.3 million in fiscal 2006 and spent $0.6 million for assets under built-to-suit construction.  In fiscal 2007, the Company also received net proceeds of $1.5 million related to build-to-suit construction.  Eight new restaurants were opened in fiscal 2007 compared to sixteen new restaurants, including the five units acquired from a franchisee, during fiscal 2006. Additionally, there are five locations under construction as of April 19, 2007.

Financing Activities

Cash used in financing activities was $5.8 million in fiscal 2007, consisting principally of the net repayments under the revolving line of credit and other short term debt of $5.1 million and $0.6 million, respectively.  Additionally, $0.1 million was paid related to the amendment to the Company’s senior secured credit facility.

Financing activities provided cash of $3.2 million during fiscal 2006, consisting primarily of $4.9 million of proceeds from deemed landlord financing transactions associated with new restaurant construction, partially offset by payments for the repurchase of stock of $0.7 million and the repayment of amounts outstanding under the revolving line of credit at November 3, 2005.

Cash Management

The Company historically funded the majority of capital expenditures with cash provided by operating activities. The Company has on occasion obtained, and may in the future obtain, capitalized lease financing for certain expenditures related to equipment. The investment requirements for new restaurant development include requirements for acquisition of land, building and equipment.  Historically the Company either acquired all of these assets for cash, or purchased building and equipment assets for cash and acquired a leasehold interest in land. The Company entered into sale-leaseback arrangements for many of the land and building assets purchased in the past, many of which have been accounted for as financing transactions. Since the initial net cash investment required for leased units is significantly lower than for owned properties, the Company intends to focus on leasing sites for future growth so the only funding required relates to the equipment portion. The Company believes that this will reduce upfront cash requirements associated with new restaurant growth and enable increased returns on these investments, although it will result in significant long term obligations under either operating or capital leases.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Annual Report on Form 10-K for the fiscal year ended November 2, 2006 related to the Company’s exposure to market risk from interest rates or changes in food commodity prices.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 84-day period prior to the filing date of this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that  disclosure controls and procedures are effective in alerting them timely to material information required to be included in the Exchange Act filings. There have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time-to-time, the Company has been involved in various lawsuits and claims. Such lawsuits typically involve claims from customers and others related to operational issues and complaints and allegations from former and current employees. These matters are believed to be common for restaurant businesses.  The Company believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

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

31.1

Certification by the Chief Executive Officer with respect to the Form 10-Q for the quarterly period ended April 19, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Chief Financial Officer with respect to the Form 10-Q for the quarterly period ended April 19, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications by the Chief Executive Officer and Chief Financial Officer with respect to the Form 10-Q for the quarterly period ended April 19, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 and Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2007 ended April 19, 2007, the Company filed the following reports on Form 8-K:

Current report on Form 8-K on April 20, 2007, regarding the severance agreement for the Company’s former Chief Executive Officer, Debra Koenig.

Current report on Form 8-K on May 11, 2007 regarding the employment agreement for the Company’s current Chief Executive Officer, Kenneth Keymer.

Current report on Form 8-K on May 31, 2007, announcing the financial results for the second quarter of fiscal 2007 ended April 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: May 31, 2007

/s/ Kenneth Keymer
Kenneth Keymer
Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2007

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)