Form 10-Q
period 2007-07-12
VICORP RESTAURANTS INC
filed 2007-08-27
CIK 703799

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2007

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

YES  ☐                                                    NO  ☒

Number of shares of Common Stock, $0.0001 par value, outstanding at August 24, 2007: 1,271,928, excluding treasury shares.

VICORP RESTAURANTS, INC.

July 12, 2007

PART I – FINANCIAL STATEMENTS

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VI Acquisition Corp.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	July 12, 2007	November 2, 2006
Assets
Current assets:
Cash and cash equivalents	$2,464	$1,938
Receivables, net	7,108	12,497
Inventories	14,325	16,459
Deferred income taxes, short-term	2,360	2,387
Prepaid expenses and other current assets	4,523	4,476
Prepaid rent	1,960	2,459
Income tax receivable	302	1,180
Total current assets	33,042	41,396
Property and equipment, net	87,001	94,234
Assets under deemed landlord financing liability, net	98,207	99,884
Goodwill	91,881	91,881
Trademarks and tradenames	42,600	42,600
Franchise rights, net	9,591	10,071
Deferred income taxes	2,650	2,623
Other non-current assets, net	11,197	12,553
Total assets	$376,169	$395,242
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$1,147	$847
Unpresented checks	4,705	7,363
Accounts payable	14,031	15,931
Accrued compensation	8,251	8,170
Accrued taxes	8,618	7,049
Build-to-suit liability	—	2,549
Other accrued expenses	15,756	12,175
Total current liabilities	52,508	54,084
Long-term debt, net of current maturities	149,286	153,181
Capitalized lease obligations, net of current maturities	225	140
Deemed landlord financing liability	108,760	108,033
Other non-current liabilities	16,372	15,402
Total liabilities	327,151	330,840
Commitments and contingencies (Note 5)
Stock subject to repurchase	489	1,055
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value:
Series A, 100,000 shares authorized, 68,396 shares issued and outstanding at July 12, 2007 and 68,943 shares issued and outstanding at November 2, 2006 (aggregate liquidation preference of $104,179 and $97,971, respectively)	105,804	98,501
Unclassified preferred stock, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.0001 par value:
Class A, 2,800,000 shares authorized, 1,271,928 shares issued and outstanding at July 12, 2007 and 1,361,753 shares issued and outstanding at November 2, 2006	—	—
Paid-in capital	2,465	2,446
Treasury stock, at cost, 2,466.54 shares of preferred stock and 249,395 shares of common stock at July 12, 2007 and 1,371.87 shares of preferred stock and 140,490 shares of common stock at November 2, 2006	(2,261)	(1,057)
Accumulated deficit	(57,479)	(36,543)
Total stockholders’ equity	48,529	63,347
Total liabilities and stockholders’ equity	$376,169	$395,242

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	For the 84 days ended		For the 252 days ended
	July 12,	July 13,	July 12,	July 13,
	2007	2006	2007	2006

Revenues:
Restaurant operations	$97,097	$96,626	$301,892	$298,868
Franchise operations	1,167	1,166	3,501	3,497
Manufacturing operations	8,640	7,641	30,649	21,364
Total revenues	106,904	105,433	336,042	323,729

Costs and expenses:
Restaurant costs:
Food	26,162	24,194	81,330	76,936
Labor	34,141	32,227	103,601	98,501
Other operating expenses	29,317	28,646	90,325	87,267
Franchise operating expenses	496	502	1,453	1,488
Manufacturing operating expenses	8,435	7,381	30,350	21,166
General and administrative expenses	7,057	6,737	20,712	19,835
Management fees – related party	196	196	588	588
Employee severance	118	—	618	—
Loss on disposition of assets	56	159	466	336
Asset impairments	—	—	1,555	821
Operating profit	926	5,391	5,044	16,791
Interest expense	(6,648)	(6,990)	(19,814)	(21,019)
Other income, net	59	343	589	627
Loss before income taxes	(5,663)	(1,256)	(14,181)	(3,601)
Income tax benefit	—	(675)	—	(1,795)
Net loss	(5,663)	(581)	(14,181)	(1,806)
Preferred stock dividends and accretion	(1,907)	(2,322)	(6,755)	(6,749)
Net loss attributable to common stockholders	$(7,570)	$(2,903)	$(20,936)	$(8,555)

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Consolidated Statements of Cash Flow

(In Thousands)

(Unaudited)

	For 252 days ended
	July 12,	July 13,
	2007	2006
Operating activities:
Net loss	$(14,181)	$(1,806)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	13,823	15,471
Asset impairments	1,555	821
Amortization of financing costs and original issue discounts	883	866
Loss on disposition of assets	466	336
Deferred income tax benefit	—	445
Amortization of deferred gain/loss	14	(2)
Accretion of interest on deemed landlord financing obligations	228	421
Changes in operating assets and liabilities:
Receivables, net	4,832	1,121
Inventories	2,134	(734)
Unpresented checks	(2,658)	(3,997)
Accounts payable	(1,900)	(856)
Accrued compensation	80	(2,482)
Other current assets and liabilities	6,670	4,473
Other non-current assets and liabilities, net	1,837	2,076
Net cash provided by operating activities	13,783	16,153
Investing activities:
Acquisition of franchisee restaurants	—	(650)
Purchase of property and equipment	(8,007)	(16,929)
Purchase of assets under deemed landlord financing liability	(1,072)	(10,380)
Purchase of build-to-suit assets	(1,083)	—
Proceeds from build-to-suit reimbursements	1,790	792
Net cash (used in) investing activities	(8,372)	(27,167)
Financing activities:
Payments of debt, capital lease obligations, and deemed landlord financing obligations	(88,648)	(53,086)
Proceeds from issuance of debt	82,410	54,550
Proceeds from deemed landlord financing	1,459	10,525
Debt amendment costs	(106)	—
Issuance of common stock	—	84
Payments for repurchase of stock	—	(745)
Net cash (used) provided by financing activities	(4,885)	11,328
Increase (decrease) in cash and cash equivalents	526	314
Cash and cash equivalents at beginning of period	1,938	2,099
Cash and cash equivalents at end of period	$2,464	$2,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on long-term debt and deemed landlord financing liability (net of amount capitalized)	$16,810	$18,016
Income taxes	17	861

Supplemental disclosures of non-cash investing and financing activities:
Deemed landlord / build-to-suit reimbursements not yet received	$2,360	$1,230
Deemed landlord / build-to-suit financing–third party direct pays	983	5,952
Capital lease – equipment	156	—
Issuance of a promissory note to repurchase equity securities	1,204	—
Property insurance financing	1,066	—
Preferred stock dividends and accretion	$6,755	$6,749

See accompanying notes to consolidated financial statements.

VI Acquisition Corp.

Notes to Consolidated Financial Statements

July 12, 2007

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

The Company operates family style restaurants under the brand names “Bakers Square” and “Village Inn,” and franchises restaurants under the Village Inn brand name. At July 12, 2007, the Company operated 316 Company-owned restaurants in 17 states.  Of the Company-owned restaurants, 146 are Bakers Square restaurants and 170 are Village Inn restaurants, with an additional 93 franchised Village Inn restaurants in 18 states.  The Company-owned and franchised restaurants are concentrated in Arizona, California, Florida, the Rocky Mountain region, and the upper Midwest.  In addition, the Company operates three pie manufacturing facilities located in Santa Fe Springs, California; Oak Forest, Illinois; and Chaska, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.  However, operating results for the quarter ended July 12, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2007.  The consolidated balance sheet at November 2, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended November 2, 2006, included on Form 10-K.

Fiscal Periods

The Company utilizes a fiscal year based on thirteen periods whereby the last day of the fiscal year is the nearest Thursday to October 31st.  Each period consists of four weeks, beginning on the first Friday following fiscal year end.  Each quarter consists of three periods each, with the fourth quarter having four periods.  The third quarter of fiscal 2007 and 2006 ended on July 12, 2007 and July 13, 2006, respectively.

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

Effective November 3, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For purposes of SFAS 123(R), the Company is considered a non-public filer because it is an entity that has only debt securities trading in a public market and as such, the adoption date was for the first fiscal year beginning after December 15, 2005.  As there have been no grants of share-based payments since the adoption of SFAS123(R) and there was no unamortized compensation expense at the date of adoption, there is no effect on the consolidated financial statements for the 252 days ended July 12, 2007 and July 13, 2006, respectively.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company assesses the materiality of unrecorded misstatements under the rollover method.  The guidance set forth under SAB 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006, therefore the Company will adopt this guidance in the fourth quarter of fiscal 2007.  The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

On September 18, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe such adoption will have a material impact on the consolidated financial statements.

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

Reclassifications

Certain immaterial prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the presentation in fiscal 2007.  These reclassifications had no effect on the Company’s consolidated net loss.

2.     Inventories

Inventories are stated at the lower of cost (which is determined using standard cost which approximates a first-in, first-out basis) or market and consist of food, paper products and supplies. Inventories consisted of the following:

	July 12,	November 2,
(in thousands)	2007	2006
Inventories at pie production facilities and third-party storage locations:
Raw materials	$5,389	$6,453
Finished goods	5,463	6,940
	10,852	13,393
Restaurant inventories	3,473	3,066
Total inventories	$14,325	$16,459

3.     Receivables, net

Receivables, net consisted of the following:

	July 12,	November 2,
(in thousands)	2007	2006

Trade receivables	$4,214	$8,249
Construction receivables	2,360	3,797
Other receivables	629	591
Allowance for doubtful accounts	(95)	(140)
Receivables, net	$7,108	$12,497

4.     Debt

On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10.5% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. Concurrently with the issuance of the 10.5% senior unsecured notes, the Company entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.

On February 16, 2007 the Company entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA (as defined in the senior secured credit agreement) minus the outstanding principal amount of the senior secured term loan.  Under the amended formula, the Company had the ability to borrow a total of $29.9 million under the revolving credit facility as of July 12, 2007.

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

On July 27, 2007, the Company entered into amendment number three to the amended and restated senior secured credit facility.  The amended agreement provides for the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended.  As of July 12, 2007, the Company was in compliance with these covenants.

In connection with the resignation of the Company’s former CEO, Debra Koenig, on March 5, 2007, the Company entered into an agreement to repurchase the equity securities of the Company held by the officer.  The Company issued a subordinated promissory note in the principal amount of $1.2 million with an annual interest rate of  8.25% to repurchase the equity securities held by the officer.  The closing date for the purchase was June 22, 2007.  The Company’s obligation to pay principal and interest is subject to and limited by the Company’s senior indebtedness.  The promissory note includes a provision that in the event of a sale of the Company that results in a specified return on equity the Company will pay the officer an additional $0.2 million.

  5.           Commitments and Contingencies

Insurance reserves

The Company retains a significant portion of certain insurable risks primarily in the medical, dental, workers’ compensation, general liability and property areas. The Company had an insurance reserve liability of $9.3 million and $8.9 million recorded as of July 12, 2007 and November 2, 2006, respectively. Traditional insurance coverage is obtained for catastrophic losses. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of liabilities for claims incurred, including those not yet reported. Such estimates utilize prior company history and actuarial assumptions followed in the insurance industry. As of July 12, 2007, the Company had placed letters of credit totaling approximately $6.5 million, associated with its insurance programs.

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

The second purported class action was brought in April 2006 by a former employee and alleges the Company violated California laws with regard to failure to pay vested vacation pay and unfair business practices. The class alleged is any person who has been employed by the Company in California at any time from four years prior to the filing of the class action to date of trial. In the fourth quarter of fiscal 2006, the Company accrued $600,000 as the estimated cost of settling this action. The Company entered into a settlement of this class action litigation which was preliminarily approved by the court on April 24, 2007 for approximately $600,000 previously accrued, including the settlement amount and representative’s, attorney and administrative fees.  On May 31, 2007, the Settlement Administrator sent notice of the proposed settlement to 3,347 identifiable class members pursuant to the Court’s Order of May 22, 2007.  The notice gave the class until July 11, 2007, to opt out or object.  No member expressed objection or an intent to appear at the final approval hearing, but three members did elect to opt out.

Guarantees and commitments

VICORP guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Minimum future rental payments remaining under these leases were approximately $1.8 million as of July 12, 2007. The Company has not made any payments due to default under these agreements, and management believes the guarantee has no fair value. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Contractual obligations, primarily for restaurants under construction, amounted to approximately $4.3 million as of July 12, 2007.

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

6.     Asset Impairments, Asset Disposals and Related Costs

Each quarter, management assesses various factors relevant to its restaurant assets, including undiscounted projected cash flows and the historical performance trends at the operating locations. If the carrying value of the restaurant assets exceed the undiscounted cash flows for a location, the carrying value of the assets are reduced to fair market value if the carrying costs exceed the estimated fair market value. During the quarter ended July 12, 2007, there was no impairment charge related to the write-down of assets, and for the three quarters ended July 12, 2007, the Company recorded a $1.6 million impairment charge on eight restaurant locations. During the quarter ended July 13, 2006, the Company recorded no impairment charge related to the write-down of assets, and for the three quarters ended July 13, 2006, the Company recorded a $0.8 million impairment charge on 11 restaurant locations.

As of July 12, 2007 and November 2, 2006, the Company had recorded a reserve for closed/subleased restaurant locations of approximately $0.5 million and $0.6 million, respectively, primarily representing estimated future minimum lease payments related to the restaurant facilities, net of expected sublease income. Of the five restaurant locations to which this reserve relates, four of such locations were subleased as of July 12, 2007.

7.     Deemed Landlord Financing Liability

For many of the build-to-suit projects, the Company is considered the owner of the project during the construction period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”),” because the Company is deemed to have substantially all of the construction period risk. At the end of these construction projects, a sale-leaseback could be deemed to occur in certain situations and the seller-lessee would record the sale, remove all property and related liabilities from its balance sheet and recognize gain or loss from the sale, which is generally deferred and amortized as an adjustment to rent expense over the term of the lease. However, many of the Company’s real estate transactions and build-to-suit projects have not qualified for sale-leaseback accounting because of the deemed continuing involvement with the buyer-lessor, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and are depreciated over their useful life, and the proceeds from the transaction are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. Of the nine restaurants opened during fiscal 2007, two units are accounted for under the financing method, three units were not subject to EITF 97-10, which are considered regular operating leases and an additional four units qualified for sale leaseback treatment. The Company recognized the “sale” of these four units during fiscal 2007 by removing both the assets and built-to-suit liability associated with the restaurants and recording any gain or loss in accordance with FASB SFAS No. 98, “Accounting for Leases” (“SFAS No. 98”). The leases were then tested under the provisions of SFAS No. 13 “Accounting for Leases” (“SFAS No. 13”) for treatment as capital or operating leases. The leases qualified as operating and deferred rent was recorded in accordance with SFAS No. 98 and SFAS No.13. The effect of the sale-leaseback accounting was a reduction in the Company’s build-to-suit liability of $0.9 million in the third quarter of fiscal 2007 and $4.5 million on a year-to-date basis, a reduction of property, plant and equipment of $1.0 million in the third quarter of fiscal 2007 and $4.7 million on a year to date basis, and a net loss on the transactions of $0.1 million in the third quarter of fiscal 2007 and $0.2 million on a year-to-date basis. The net loss has been deferred and will be amortized to rent expense over the remaining reasonably assured lease term in accordance with SFAS No. 13.

8.             Acquisitions

The Company purchased the assets of four restaurants during the first quarter of fiscal 2006 from a franchisee in Oklahoma for $0.7 million. The Company purchased one additional restaurant from the same franchisee during the second quarter of fiscal 2006.

9.              Stock Repurchase

As of June 2007, the Company repurchased the equity securities of the Company held by a former officer.  The Company issued a subordinated promissory note (see note 4) in the principal amount of $1.2 million to repurchase the equity securities held by the officer.  In connection with the repurchase, the former officer agreed to forgo the previously accrued preferred stock dividends and accretion and therefore these amounts were reversed to retained earnings.

In January 2006, the Company agreed to repurchase shares of common stock and preferred stock that had been previously acquired by former officers. The aggregate purchase price paid to the former officers was approximately $0.7 million.

10.  Employee Severance and Executive Incentive Program

In May 2007, the Company recorded a severance charge of $0.1 million primarily related to a severance charge due to the departure of one of the Company’s officers.

In May 2007, the Company entered into an employment agreement with the Company’s Chief Executive Officer, effective April 5, 2007. As part of the employment agreement, the executive is entitled to an appreciation payment in an amount equal to a specified percentage of the appreciation amount based on the adjusted proceeds in connection with the sale of the Company, which vests ratably over five years.  Upon sale of the Company the appreciation payment shall become 100% vested.  In the event the executive terminates his employment prior to a sale of the Company all vesting of the appreciation payment shall cease and the value of the appreciation amount shall be fixed as of the date of termination and calculated based on a prescribed formula.

In April 2007, the Company recorded a severance charge of $0.5 million related to a severance charge due to the departure of one of the Company’s officers.

11.  Income Taxes

(in thousands)	July 12, 2007	November 2, 2006

Deferred income taxes, short-term	$2,360	$2,387
Deferred income taxes, long-term	2,650	2,623
Total deferred income taxes	$5,010	$5,010

The Company recorded an additional valuation allowance of $1.9 million during the third quarter of fiscal 2007 and $5.8 million for the 252 days ended July 12, 2007, respectively, for FICA tip credits and net operating loss carry forwards for which it is more likely than not that a tax benefit will not be realized. The valuation allowance has been determined based on reversals of the Company’s existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies. In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

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

Company Profile

The Company operates family-dining restaurants under two well-recognized brands, Village Inn and Bakers Square. As of July 12, 2007, the Company, which was founded in 1958, had 409 restaurants in 25 states, consisting of 316 company-operated restaurants and 93 franchised restaurants. The Company also produces premium pies at three strategically located facilities that serve the restaurants and sell to third parties.

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

The following table sets forth the year-to-date changes to the number of Company-operated and franchised restaurants for the periods presented below:

(units)	July 12, 2007	July 13, 2006
Village Inn Company-operated restaurants:
Beginning of fiscal year	161	135
Openings/Purchases	9	22
Closings	—	(1)
End of period	170	156

Bakers Square Company-operated restaurants:
Beginning of fiscal year	148	152
Openings	—	—
Closings	(2)	(3)
End of period	146	149

Total Company-operated restaurants	316	305

Village Inn franchised restaurants:
Beginning of fiscal year	95	100
Closings/Sales	(2)	(5)
End of period	93	95

Total restaurants	409	400

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

Financial Summary for the 84 Days ended July 12, 2007 compared to the 84 Days ended July 13, 2006

•                  Combined same store sales declined 3.2% compared to the prior year. Village Inn same store sales declined 2.3% and Bakers Square same store sales declined 4.0% compared to the prior year.  The same store sales declines in both

Village Inn and Bakers Square were directly the result of lower guest entrée counts during the quarter versus the comparable quarter of 2006.

•                  There are 11 new restaurants, net of closures, opened since the end of the third quarter of fiscal 2006.

•                  Revenues in the third quarter of fiscal 2007 increased by 1.4% to $106.9 million.

•                  Operating profit decreased from $5.4 million in the third quarter of fiscal 2006 to $1.0 million for the same period in 2007.

•                  Net loss also increased from $0.6 million in the third quarter of fiscal 2006 to a net loss of $5.7 million in the third quarter of fiscal 2007.

Financial Summary for the 252 Days ended July 12, 2007 compared to the 252 days ended July 13, 2006

•                  Combined same store sales declined 3.5% compared to the prior year. Village Inn same store sales declined 2.3% and Bakers Square same store sales declined 4.7% compared to the prior year.  The same store sales declines in both Village Inn and Bakers Square were directly the result of lower guest entrée counts.

•                  There are 11 new restaurants, net of closures, opened since the end of the third quarter of fiscal 2006.

•                  Revenues in fiscal 2007 increased by 3.8% to $336.0 million.

•                  Operating profit decreased from $16.8 million in fiscal 2006 to $5.0 million in fiscal 2007.

•                  Net loss increased from $1.8 million in fiscal 2006 to a net loss of $14.2 million in fiscal 2007.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company assesses the materiality of unrecorded misstatements under the rollover method. The guidance set forth under SAB 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006; therefore the Company will adopt this guidance in the fourth quarter of fiscal 2007. The Company is currently assessing financial impact to the consolidated financial statements upon adoption.

On September 18, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe such adoption will have a material impact on the consolidated financial statements.

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

Factors Affecting Comparability

The fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12 or 13, 12, 12, and 16 weeks. The third quarter of fiscal 2007 and 2006 each consisted of 12 weeks, or 84 days and fiscal 2007 and 2006 consist of 52 weeks or 364 total days.

Seasonality

Sales fluctuate seasonally and as mentioned previously, the quarters do not all have the same time duration. Specifically, the fourth quarter generally has an extra three to four weeks compared to other quarters of the fiscal year. Historically, average daily sales are highest in the first quarter (November through January) as a result of holiday pie sales while the fourth quarter (mid-July through October) records the lowest average daily sales. Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. Factors influencing relative sales variability, in addition to those noted above, include the frequency and popularity of advertising and promotions, the relative sales level of new and closed locations, holidays and weather.

Results of Consolidated Operations

(Unaudited)

	For the 84 days ended		For the 252 days ended
(in thousands)	July 12, 2007	July 13, 2006	July 12, 2007	July 13, 2006

Revenues:
Restaurant operations	$97,097	$96,626	$301,892	$298,868
Franchise operations	1,167	1,166	3,501	3,497
Manufacturing operations	8,640	7,641	30,649	21,364
Total revenues	106,904	105,433	336,042	323,729
Costs and expenses:
Restaurant costs:
Food	26,162	24,194	81,330	76,936
Labor	34,141	32,227	103,601	98,501
Other operating expenses	29,317	28,646	90,325	87,267
Franchise operating expenses	496	502	1,453	1,488
Manufacturing operating expenses	8,435	7,381	30,350	21,166
General and administrative expenses	7,057	6,737	20,712	19,835
Management fees – related party	196	196	588	588
Employee severance	118	—	618	—
Loss on disposition of assets	56	159	466	336
Asset impairments	—	—	1,555	821
Total costs and expenses	105,978	100,042	330,998	306,938
Operating profit	926	5,391	5,044	16,791
Interest expense	(6,648)	(6,990)	(19,814)	(21,019)
Other income, net	59	343	589	627
Loss before income taxes	(5,663)	(1,256)	(14,181)	(3,601)
Income tax benefit	—	(675)	—	(1,795)
Net loss	(5,663)	(581)	(14,181)	(1,806)
Preferred stock dividends and accretion	(1,907)	(2,322)	(6,755)	(6,749)
Net loss attributable to common stockholders	$(7,570)	$(2,903)	$(20,936)	$(8,555)

The following table presents each revenue stream as a percentage of total revenue, cost and expenses as a percentage of each respective revenue stream and general and administrative expenses and operating profit as a percentage of total revenues.

	For the 84 days ended		For the 252 Days ended
	July 12, 2007	July 13, 2006	July 12, 2007	July 13, 2006

Revenues:
Restaurant operations	90.8%	91.7%	89.8%	92.3%
Franchise operations	1.1	1.1	1.1	1.1
Manufacturing operations	8.1	7.2	9.1	6.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant costs:
Food (1)	26.9	25.0	26.9	25.7
Labor (1)	35.2	33.4	34.3	33.0
Other operating expenses (1)	30.2	29.6	29.9	29.2
Franchise operating expenses (2)	42.5	43.1	41.5	42.6
Manufacturing operating expenses (3)	97.6	96.6	99.0	99.1
General and administrative expenses	6.6	6.4	6.2	6.1
Operating profit	0.9%	5.1%	1.5%	5.2%

(1)  Restaurant costs percentages are based on restaurant operations revenues.

(2)  Franchise operating expense percentage is based on franchise operations revenues.

(3)  Manufacturing operating expense percentage is based on manufacturing operations revenues.

All other cost percentages are based on total revenues.

Third Quarter Results:  84 Days ended July 12, 2007 Compared to the 84 Days ended July 13, 2006

Total revenues increased by $1.5 million, or 1.4%, to $106.9 million in the third quarter of fiscal 2007, from $105.4 million for the same period in fiscal 2006. This increase was primarily due to the increase in third party pie sales, which increased $1.0 million or 13.1%, to $8.6 million compared to $7.6 million in the same period in fiscal 2006, which was primarily a result of the addition of a large customer at the end of the first quarter of fiscal 2006. Overall restaurant revenues increased from sales at the 11 new restaurants, net of closures, opened or acquired since the end of the third quarter of 2006 offset by declines in same unit sales. Same unit combined restaurant sales for the third quarter of 2007 declined 3.2% versus the previous year’s third quarter. Same unit restaurant sales for Village Inn and Bakers Square decreased 2.3% and 4.0%, respectively. The same unit restaurant sales declines were a direct result of lower guest entrée counts in both concepts during the quarter, driven by numerous factors, including increased competition within the markets in which the concepts operate and increased cost-consciousness within the midscale family dining segment.  Average guest spending increased 3.2% at Village Inn and 0.9% at Bakers Square in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Food costs increased by $2.0 million, or 8.3%, to $26.2 million in the third quarter of fiscal 2007, from $24.2 million for the third quarter of fiscal 2006. Food costs as a percentage of restaurant revenues increased to 26.9% for the third quarter of fiscal 2007 from 25.0% for the third quarter of fiscal 2006 primarily due to higher commodity cost increases, including the cost of eggs and vegetables, as well as due to the impact of certain food quality upgrade and new product initiatives at Bakers Square.

Labor costs increased by $1.9 million, or 5.9%, to $34.1 million in the third quarter of fiscal 2007, from $32.2 million for the third quarter of fiscal 2006. Labor costs as a percentage of restaurant revenues increased to 35.2% from 33.4% over these periods. The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases in several states, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $0.7 million, or 2.4%, to $29.3 million in the third quarter of fiscal 2007 from $28.6 million for the third quarter of fiscal 2006. Other operating expenses as a percentage of restaurant revenues increased to 30.2% from 29.6% over these periods. This increase was primarily driven by higher occupancy costs associated with new store growth.  The Company has engaged a third party to assist with negotiations of lease terms associated with certain underperforming Bakers Square store locations.

Manufacturing operating expenses increased by $1.0 million, or 13.5%, to $8.4 million in the third quarter of fiscal 2007 from $7.4 million for the third quarter of fiscal 2006. This increase was primarily due to higher third party pie sales associated with the addition of a large customer at the end of the first quarter of 2006. Manufacturing operating expenses as a percentage of manufacturing revenues increased to 97.6% from 96.6% over these periods primarily due to increased commodity costs. Both variable and fixed costs are allocated to external sales. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales.

General and administrative expenses increased $0.4 million, or 6.0%, to $7.1 million for the third quarter of fiscal 2007 from $6.7 million for the third quarter of fiscal 2006. The increase was primarily attributed to lower capitalization of internal architecture and construction costs as a result of fewer stores under construction, resulting in such costs being reflected as period costs.  As a percentage of total revenues, general and administrative expenses for the third quarter of fiscal 2007 were fairly consistent at 6.6% compared to 6.4% in the third quarter of fiscal 2006.

Employee severance in the third quarter of fiscal 2007 related primarily to a severance charge due to the departure of one of the Company’s officers.

Loss on disposition of assets was $0.1 million for the third quarter of fiscal 2007 and $0.2 million for the third quarter of fiscal 2006. The charges related primarily to site investigation, architectural and environmental research associated with properties that the Company has decided not to develop.

Operating profit decreased by $4.4 million from a $5.4 million operating profit for the third quarter of fiscal 2006 to a $1.0 million operating profit in the third quarter of fiscal 2007.

Interest expense decreased by $0.4 million or 5.7%, to $6.6 million in the third quarter of fiscal 2007 from $7.0 million for the third quarter of fiscal 2006. The decrease was due to the Company recognizing the “sale”, in the third quarter of fiscal 2006, of 26 units by removing the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with SFAS No. 98, “Accounting for Leases”. The effect of this change was a reduction in the financing obligation of $30.5 million therefore reducing interest expense prospectively.

Income tax benefit for the third quarter of fiscal 2006 was $0.7 million. The effective tax rate for the third quarter of fiscal 2006 was 53.7%. The provision/benefit differs from the Company’s statutory rate of approximately 40% due to general business credits that the Company earns from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights. Consistent with the first two quarters of fiscal 2007, the Company recorded a valuation allowance of $1.9 million in the third quarter of fiscal 2007 for FICA tip credits and net operating carry forwards for which it is more likely than not that a tax benefit will not be realized. The valuation allowance has been determined based on reversals of the Company’s existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies. In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

Net loss increased to $5.7 million in the third quarter of fiscal 2007 compared to net loss of $0.6 million in the third quarter in fiscal 2006.

Preferred stock dividends and accretion decreased by $0.4 million to $1.9 million in the third quarter of fiscal 2007 from $2.3 million for the third quarter of fiscal 2006 due to the reversal of previously accrued preferred stock dividends and accretion related to the repurchase of a former officer’s stock.

Year-To-Date Results:  252 Days ended July 12, 2007 Compared to the 252 Days ended July 13, 2006

Total revenues increased by $12.3 million, or 3.8%, to $336.0 million in fiscal 2007 from $323.7 million in fiscal 2006. This increase was primarily due to the increase in third party pie sales, which increased $9.2 million or 43.0%, to $30.6 million in fiscal 2007 from $21.4 million in fiscal 2006, which was primarily a result of the addition of a large customer at the end of the first quarter of fiscal 2006. Overall restaurant revenues increased from sales at the 11 new restaurants, net of closures, opened or acquired since the end of the third quarter of 2006 offset by declines in same unit sales. Same unit combined restaurant sales declined 3.5% versus the previous year. Same unit restaurant sales for Village Inn and Bakers Square decreased 2.3% and 4.7%, respectively.   The same unit restaurant sales declines were a direct result of lower guest entrée counts in both concepts during the quarter, driven by numerous factors, including increased competition within the markets in which the concepts operate and increased cost-consciousness within the midscale family dining segment.  Average guest spending increased 2.5% at Village Inn and 0.9% at Bakers Square in fiscal 2007 compared to fiscal 2006.

Food costs increased by $4.4 million, or 5.7%, to $81.3 million in fiscal 2007, from $76.9 million in fiscal 2006. Food costs as a percentage of restaurant revenues increased to 26.9% for fiscal 2007 from 25.7% for the same period in fiscal 2006 primarily due to higher commodity prices cost increases, including the cost of eggs and vegetables, as well as due to the impact of certain food quality upgrade and new product initiatives at Bakers Square.

Labor costs increased by $5.1 million, or 5.2%, to $103.6 million in fiscal 2007, from $98.5 million in fiscal 2006. Labor costs as a percentage of restaurant revenues increased to 34.3% from 33.0% over these periods. The relative increase in labor costs was due to lower operating efficiency, increased average wage due to minimum wage increases, negative leverage associated with the same store sales declines and labor inefficiencies at the new restaurants in start up mode.

Other operating expenses increased by $3.0 million, or 3.4%, to $90.3 million in fiscal 2007 from $87.3 million in fiscal 2006. Other operating expenses as a percentage of restaurant revenues increased to 29.9% from 29.2% over these periods. This increase was primarily driven by higher occupancy costs associated with new store growth.  The Company has engaged a third party to assist with negotiations of lease terms associated with certain underperforming Bakers Square store locations.

Manufacturing operating expenses increased by $9.2 million, or 43.4%, to $30.4 million in fiscal 2007 from $21.2 million in fiscal 2006. This increase was primarily due to higher third party pie sales associated with the addition of a large customer at the end of the first quarter of 2006. Manufacturing operating expenses as a percentage of manufacturing revenues decreased slightly from 99.1% to 99.0% over these periods. Both variable and fixed costs are allocated to external sales. As external sales increase as a percentage of total pie production, the allocation method may cause a decrease in the operating profit due to the higher allocation of fixed costs to the external sales.

General and administrative expenses increased $0.9 million, or 4.5%, to $20.7 million for fiscal 2007 from $19.8 million for fiscal 2006.  The increase was also primarily attributed to lower capitalization of internal architecture and construction costs as a result of fewer stores under construction, resulting in such costs being reflected as period costs. Broker fees related to third party pie sales also increased. As a percentage of total revenues, general and administrative expenses were fairly consistent at 6.2% for fiscal 2007 and 6.1% for fiscal 2006.

Employee severance for fiscal 2007 related primarily to a severance charge due to the departure of two of the Company’s officers.

Loss on disposition of assets was $0.5 million for fiscal 2007 and $0.3 million for fiscal 2006. The losses related primarily from services related to site investigation, architectural and environmental research associated with properties that the Company has decided not to develop.

Impairment expense during fiscal 2007 was $1.6 million related to the write down of eight restaurant locations compared to $0.8 million in the fiscal 2006 due to the write down of eleven restaurant locations.

Operating profit decreased by $11.8 million to $5.0 million in fiscal 2007 from $16.8 million in fiscal 2006.

Interest expense decreased by $1.2 million or 5.7%, to $19.8 million in fiscal 2007 from $21.0 million in fiscal 2006. The decrease was due to the Company recognizing the “sale”, in the third quarter of fiscal 2006, of 26 units by removing the assets and financing obligations associated with the restaurants and recording any gain or loss in accordance with SFAS No. 98, “Accounting for Leases”. The effect of this change was a reduction in the financing obligation of $30.5 million therefore reducing interest expense prospectively.

Income tax benefit for fiscal 2006 was $1.8 million. The effective tax rate was 49.8% for fiscal 2006. The provision/benefit differs from the Company’s statutory rate of approximately 40% due to general business credits that the Company earns from FICA taxes paid on employee tips, partially offset by nondeductible amortization related to franchise rights. During fiscal 2007, the Company recorded a valuation allowance of $5.8 million for FICA tip credits and net operating carry forwards for which it is more likely than not that a tax benefit will not be realized. The valuation allowance has been determined based on reversals of existing deferred tax items and estimates of future taxable income by each jurisdiction in which the Company operates as a result of available tax planning strategies. In the event that actual results differ from these estimates, the Company is unable to implement certain tax planning strategies or adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could have a material negative impact on results of operations or financial position.

Net loss increased by $12.4 million to $14.2 million in fiscal 2007 compared to $1.8 million in fiscal 2006.

Preferred stock dividends and accretion was consistent at $6.8 million in fiscal 2007 and in fiscal 2006 as a result of the compounding effect of unpaid preferred stock dividends offset by the reversal of previously accrued preferred stock dividends and accretion related to the repurchase of a former officer’s stock.

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

The Company’s cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of sales collections and vendor and labor payments are consistent with other companies engaged in the restaurant industry.  Seasonal sales of pies from the Company’s pie manufacturing operations, particularly outside third party sales, increases the Company’s working capital needs in the second half of each fiscal year, due to increases in related accounts receivable and inventories.

For the balance of fiscal 2007, the Company anticipates capital expenditures and net build-to-suit construction of approximately $3.5 million. The Company has opened 9 new stores in fiscal 2007.  No additional new store openings are planned for the remainder of the fiscal year.

In connection with the new restaurant development program, the Company entered into build-to-suit development agreements whereby third parties will purchase property, fund the costs to develop new restaurant properties and lease the properties to the Company upon completion. Under these agreements, the Company is generally responsible for the construction of the restaurant and remitting payments to the contractors on the projects, which are subsequently reimbursed by the property owner. These amounts advanced and subsequently reimbursed are not included in the anticipated capital spending totals above. On July 12, 2007, the Company had outstanding receivables of $2.4 million relating to these types of agreements. In certain of these agreements, the Company is obligated to purchase the property in the event the Company is unable to complete the construction within a specified time frame, and is also responsible for cost overruns above specified amounts.

Debt and Other Obligations and Liabilities

On April 14, 2004, the Company completed a private placement of $126.5 million aggregate principal amount of 10.5% senior unsecured notes maturing on April 15, 2011. The notes were issued at a discounted price of 98.791% of face value, resulting in net proceeds before transaction expenses of $125.0 million. The senior unsecured notes were issued by VICORP Restaurants, Inc. and are guaranteed by VI Acquisition Corp. Concurrently with the issuance of the 10.5% senior unsecured notes, the Company entered into an amended and restated senior secured credit facility consisting of a $15.0 million term loan and a $30.0 million revolving credit facility, with a $15.0 million sub-limit for letters of credit.

On February 16, 2007 the Company entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  Under the amended formula, the Company had the ability to borrow a total of $29.9 million under the revolving credit facility as of July 12, 2007.  While the borrowing base provision did not impact the Company’s access to needed borrowings during the third quarter of fiscal 2007, a further decline in trailing Adjusted EBITDA could impair  the Company’s access to borrowings for working capital or capital expenditure funds.

The senior secured credit facility requires the Company to maintain or comply with a minimum trailing Adjusted EBITDA, a minimum Fixed Charge Coverage ratio, and a maximum Growth Capital Expenditures limitation. Under the February 16, 2007 amendment, the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility were amended, and the interest rate margins associated with both base rate and LIBOR borrowings were reduced.

On July 27, 2007, the Company entered into amendment number three to the amended and restated senior secured credit facility.  The agreement amended the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility.  As of July 12, 2007, the Company was in compliance with these covenants.  Under the amended facility, the amount of excess Adjusted EBITDA in the trailing Adjusted EBITDA covenant as of July 12, 2007 was approximately $1 million.  In management’s opinion, given recent operating performance and trends in the business, this amount of excess Adjusted EBITDA over the covenant is less than optimal and increases the risk of a breach of the Company’s obligations.  The Company remains committed to working with its lenders while closely monitoring performance, to ensure compliance with its senior credit agreement.

In connection with the resignation of the Company’s former CEO, Debra Koenig, on March 5, 2007, the Company entered into an agreement to repurchase the equity securities of the Company held by the officer.  The Company issued a subordinated promissory note in the principal amount of $1.2 million with an annual interest rate of 8.25% to repurchase the equity securities held by the officer.  The closing date for the purchase was June 22, 2007.  The Company’s obligation to pay principal and interest is subject to and limited by the Company’s senior indebtedness.  The promissory note includes a provision that in the event of a sale of the Company that results in a specified return on equity the Company will pay the officer an additional $0.2 million.

In May 2007, the Company entered into an employment agreement with the Company’s Chief Executive Officer, effective April 5, 2007. As part of the employment agreement, the executive is entitled to an appreciation payment in an amount equal to a specified percentage of the appreciation amount based on the adjusted proceeds in connection with the sale of the Company, which vests ratably over five years.  Upon sale of the Company the appreciation payment shall become 100% vested.  In the event the executive terminates prior to a sale of the Company all vesting of the appreciation payment shall cease and the value of the appreciation amount shall be fixed as of the date of termination and calculated based on a prescribed formula.

The Company is the prime lessee under various operating leases for land, building and equipment for Company-operated and franchised restaurants, pie production facilities and locations subleased to non-affiliated first parties. These leases have initial terms ranging from 15 to 30 years and, in most instances, provide for renewal options ranging from five to 20 years. These leases expire at various dates through March 2028.   The Company has engaged a third party to assist with negotiations of lease terms associated with certain underperforming Bakers Square store locations.

The Company has guaranteed certain leases for restaurant properties sold in 1986 and restaurant leases of certain franchisees. Estimated minimum future rental payments remaining under these leases were approximately $1.8 million as of July 12, 2007.

As of July 12, 2007, the Company’s commitments with respect to the above obligations were as follows (in millions):

	Payments due by periods
		Less than	1-3		More than 5
	Total	one year	years	3-5 years	years
Senior secured credit facility	$22.4	$—	$22.4	$—	$—
10.5% senior unsecured notes	126.5	—	—	126.5	—
Subordinated promissory note	1.2	—	—	1.2	—
Total long-term debt	150.1	—	22.4	127.7	—
Capital lease obligations (1) (2)	0.2	0.1	0.1	—	—
Operating lease obligations(2)	190.9	25.4	47.5	39.0	79.0
Deemed landlord financing liability (1) (2)	255.5	11.7	23.8	24.6	195.4
Other debt (3)	1.1	1.1	—	—	—
Letters of credit (4)	6.5	6.5	—	—	—
Purchase commitments(5)	4.3	4.3	—	—	—
Total	$608.6	$49.1	$93.8	$191.3	$274.4

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

(3)   Property insurance financing.

(4)   Letters of credit outstanding primarily relate to guarantee performance under insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

(5)   Purchase commitments primarily relate to purchase of property and equipment. Portions of such contracts not completed at July 12, 2007 as noted in the table above were not reflected as assets or liabilities in the consolidated financial statements.

Sources and Uses of Cash

The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the 252 days ended July 12, 2007 and July 13, 2006 indicated (in millions):

	252 days ended	252 days ended
	July 12,	July 13,
	2007	2006

Net cash provided by operating activities	$13.8	$16.2
Net cash used in investing activities	(8.4)	(27.2)
Net cash (used in) provided by financing activities	(4.9)	11.3

Net increase in cash and cash equivalents	$0.5	$0.3

Operating Activities

During fiscal 2007, cash flows from operating activities decreased $2.4 million compared to fiscal 2006 primarily due to the increased net loss.

Investing Activities

Capital expenditures, excluding amounts related to assets under financing obligations, for fiscal 2007 and 2006, respectively, were comprised of the following (in millions):

	252 days ended	252 days ended
	July 12, 2007	July 13, 2006

New store construction	$2.6	$7.2
Existing store remodel and refurbishments	1.1	4.8
Store capital maintenance	2.3	4.4
Pie production facility capital maintenance	1.1	0.0
Corporate related	0.9	0.5
Purchase of property and equipment	$8.0	$16.9

In addition to the capital expenditures noted above, the Company spent $1.1 million for assets under deemed landlord financing liability and $1.1 million for assets under build-to-suit construction during fiscal 2007 compared to $10.4 million for assets under deemed landlord financing liability.  In fiscal 2007, the Company also received net proceeds of $1.8 million related to build-to-suit construction. Nine new restaurants were opened in fiscal 2007 compared to 22 new restaurants, including the five units acquired from a franchisee, during fiscal 2006. Additionally, there are four locations under commitment as of July 12, 2007.

Financing Activities

Cash used in financing activities was $4.9 million in fiscal 2007, consisting principally of the $6.2 million of net repayments under the revolving line of credit and other short term debt. Additionally, $0.1 million was paid in connection with the amendments to the Company’s senior secured credit facility which was offset by proceeds from deemed landlord financing.

Financing activities provided cash of $11.3 million during fiscal 2006, consisting primarily of net proceeds of $1.5 million under the revolving line of credit net of payments on other short term debt, $10.5 million of proceeds from deemed landlord financing transactions associated with new restaurant construction, partially offset by payments for the repurchase of stock of $0.8 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Annual Report on Form 10-K for the fiscal year ended November 2, 2006 related to the Company’s exposure to market risk from interest rates however the Company has experienced increases in food commodity prices.

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

Item 1A.   Risk Factors

A decline in Adjusted EBITDA may limit the Company’s ability to borrow under and result in a default under its senior secured credit facility.

On February 16, 2007 the Company entered into an amendment to the senior secured credit facility which provided for an increase in the revolving credit facility to $35.0 million, and changed the borrowing base governing the revolving credit facility to be the lesser of (a) $35.0 million and (b) 1.8 times trailing twelve months Adjusted EBITDA minus the outstanding principal amount of the senior secured term loan.  Under the amended formula, the Company had the ability to borrow a total of $29.9 million under the revolving credit facility as of July 12, 2007.  While the borrowing base provision did not impact the Company’s access to needed borrowings during the third quarter of fiscal 2007, a further decline in trailing Adjusted EBITDA could impair the Company’s access to borrowings for working capital or capital expenditure funds.

The senior secured credit facility requires that the Company maintain a minimum amount of Adjusted EBITDA on a trailing twelve month basis.  On July 27, 2007, the Company further amended the senior secured credit facility to change the definition of Adjusted EBITDA and certain of the financial covenants governing the senior secured credit facility.     Under the amended facility, the amount of excess Adjusted EBITDA in the trailing Adjusted EBITDA covenant as of July 12, 2007 was approximately $1 million.  A decline in Adjusted EBITDA could cause the Company to violate its senior secured credit facility by failing to maintain the required amount of Adjusted EBITDA on a trailing twelve month basis.  Such violation could cause a default under the Company’s senior secured credit facility and give the Company’s lenders the right to accelerate the repayment of the Company’s obligations.

There have been no other material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

(a)	Exhibits

31.1

Certification by the Chief Executive Officer with respect to the Form 10-Q for the quarterly period ended July 12, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Chief Financial Officer with respect to the Form 10-Q for the quarterly period ended July 12, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications by the Chief Executive Officer and Chief Financial Officer with respect to the Form 10-Q for the quarterly period ended July 12, 2007, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 and Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the third quarter of fiscal 2007 ended July 12, 2007, the Company filed the following reports on Form 8-K:

Current report on Form 8-K on July 31, 2007, regarding an amendment to the senior secured credit facility.

Current report on Form 8-K on June 26, 2007, regarding the repurchase of stock from the Company’s former Chief Executive Officer.

Current report on Form 8-K on May 31, 2007, announcing the financial results for the second quarter of fiscal 2007 ended April 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICORP Restaurants, Inc.

Date: August 27, 2007

/s/ Kenneth Keymer
Kenneth Keymer
Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2007

/s/ Anthony Carroll
Anthony Carroll
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)